Form 10-Q
period 1995-05-27
NANTUCKET INDUSTRIES INC
filed 1995-07-13
CIK 69623

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON JULY 11, 1995 PURSUANT TO A
                      RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 27, 1995
                                        ------------

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                  to
                                        ----------------    ------------------

Commission File Number:  1-8509
                         ------

                           NANTUCKET INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     58-0962699
- - ------------------------------------------------           -------------------
(State of other jurisdiction of incorporation or           (I.R.S. Employer
 organization)                                              Identification No.)

     105 Madison Avenue, New York, New York                      10016
- - ------------------------------------------------                ----------
(Address of principal executive offices)                        (Zip Code)

                                    (212)889-5656
                                    --------------
               (Registrant's telephone number, including area code)
       _________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for the past ninety days. X YES [ ] NO

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                                 PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant had filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  [ ] YES   [ ] NO

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                QUARTERLY REPORT
                                ----------------
                           QUARTER ENDED MAY 27, 1995
                           ---------------------------

                                    I N D E X
                                    ----------


Part I.

FINANCIAL INFORMATION                                                  PAGE
- - ---------------------                                                  ----
Consolidated balance sheets                                            3

Consolidated statements of operations                                  4

Consolidated statements of cash flows                                  5

Notes to consolidated financial statements                             6 - 8

Management's discussion and analysis of financial condition
and results of operations                                              9 - 10



Part II.

OTHER INFORMATION                                                      NONE
- - -----------------                                                      ----

Signature

                 Nantucket Industries, Inc. and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS

                                                      February 25,     February 25,
                                                          1995             1995
                                                      ------------     ------------
                           ASSETS (Notes 6)
CURRENT ASSETS
  Cash                                                     $32,049         $595,918
  Accounts receivable, less allowance for
    doubtful accounts of $194,000 and $175,000,
    respectively (Note 1-c)                              6,472,148        4,928,272
  Inventories (Notes 1-d and 4)                         10,984,196       11,390,858
  Refundable income taxes (Note 7)                       -                  558,000
  Other current assets                                     760,054          538,062
                                                       -----------      -----------

     Total current assets                               18,248,447       18,011,110

PROPERTY, PLANT AND EQUIPMENT - NET (Notes 1-e and 5)    3,766,871        3,772,008

OTHER ASSETS,NET                                           168,194          412,324
                                                       -----------      -----------
                                                       $22,183,512      $22,195,442
                                                       ===========      ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt (Note 6)           $975,000         $700,000
  Accounts payable                                       2,405,989        3,693,908
  Accrued salaries  and employee benefits                  811,882          907,906
  Accrued unusual charge (Note 3)                          465,000          765,000
  Accrued expenses and other liabilities                   358,267        1,203,633
  Accrued royalties                                        399,546          468,355
  Income taxes payable                                       2,640           10,184
                                                       -----------      -----------
     Total current liabilities                           5,418,324        7,748,986

LONG-TERM DEBT (Note 6)                                  9,941,799        7,999,847

ACCRUED UNUSUAL CHARGE (Note 3)                          1,058,330        1,450,000

NOTE PAYABLE TO RELATED PARTY (Note 6)                     300,000          300,000
                                                       -----------      -----------
                                                        16,718,453       17,498,833

COMMITMENTS AND CONTINGENCIES (NOTES 3,9 and 12)

STOCKHOLDERS' EQUITY (Notes 8 and 9)
  Preferred stock, $.10 par value; 500,000 shares
    authorized, of which 5,000 shares have been
    designated as non-voting convertible and are
    issued and outstanding                                     500        -
  Common stock, $.10 par value; authorized
    6,000,000 shares; issued 2,991,848                     299,185          299,185
  Additional paid-in capital                            11,576,898       10,577,398
  Accumulated deficit                                   (6,340,135)      (2,898,532)
                                                       -----------      -----------
                                                         5,536,448        7,978,051

Less-13,052 shares at February 25, 1995 and
  503,052 shares at February 26, 1994 of
  common stock held in treasury, at cost                    71,389        3,281,442
                                                       -----------      -----------
                                                         5,465,059        4,696,609
                                                       -----------      -----------
                                                       $22,183,512      $22,195,442
                                                       ===========      ===========

The accompanying notes are an integral part of these statements.

                     Nantucket Industries, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Thirteen Weeks Ended
                                            --------------   ------------
                                               May 27,          May 28,
                                                1995             1994
                                            --------------   ------------

Net sales                                      $10,492,736     $8,508,708
Cost of sales                                    7,886,142      6,848,573
                                            --------------   ------------

     Gross profit                                2,606,594      1,660,135

Selling, general and administrative
  expenses                                       2,019,026      1,881,214
                                            --------------   ------------

     Operating profit (loss)                       587,568       (221,079)

Interest expense                                   331,326        227,501
                                             --------------  ------------

     Net income (loss)                              256,242      (448,580)
                                             ==============  ============
Net income (loss) per share                           $0.09        ($0.18)
                                             ==============  ============

Weighted average common shares outstanding        2,981,296     2,488,796
                                             ==============  ============



The accompanying notes are an integral part of these statements.

           Nantucket Industries, Inc. and Subsidiaries

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Thirteen Weeks Ended
                                                      --------------------------
                                                          May 27         May 28
                                                           1995           1994
                                                      -----------      ---------
Cash flows from operating activities
  Net income (loss)                                      $256,242     ($448,580)
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities
      Depreciation and amortization                        91,898        89,731
      Provision for doubtful accounts                      30,000        11,921
      Provision for obsolete and slow moving inventory     60,000        60,000
      (Increase) decrease in assets
        Accounts receivable                              (732,755)   (1,941,817)
        Refundable income taxes                                          46,664
        Inventories                                       197,801       (33,285)
        Other current assets                              (38,219)     (255,331)
      Increase (decrease) in liabilities
        Accounts payable                                  185,515    (1,560,301)
        Accrued expenses and other liabilities           (311,592)   (1,044,622)
        Income taxes payable                                             (7,544)
        Accrued unusual charge                            (98,788)     (355,709)
                                                      -----------     ---------

      Net cash (used in) provided by operating
        activities                                       (359,898)   (5,438,873)
                                                      -----------     ---------

Cash flows from investing activities
  Additions to property, plant and equipment              (44,799)      (87,985)
  Decrease (Increase) in other assets                      31,850       (84,797)
                                                      -----------     ---------

      Net cash used in investing activities               (12,949)     (172,782)
                                                      -----------     ---------

Cash flows from financing activities
  Payments of previous line of credit agreement                      (5,090,294)
  Issuance of convertible preferred stock                             1,000,000
  Borrowings under line of credit agreement, net          372,647     9,169,779
                                                      -----------     ---------

      Net cash provided by (used in) financing
        activities                                        372,647     5,079,485
                                                      -----------     ---------

        NET DECREASE IN CASH                                ($200)    ($532,170)

Cash at beginning of period                                32,049       595,918
                                                      -----------     ---------

Cash at end of period                                     $31,849       $63,748
                                                      ===========     =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                             $302,911      $205,496
                                                      ===========     =========

    Income taxes                                                        $10,880
                                                      ===========     =========


The accompanying notes are an integral part of these statements

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
               THIRTEEN WEEKS ENDED MAY 27, 1995 AND MAY 28, 1994
               --------------------------------------------------

                                  (unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of May 27, 1995 and the consolidated statements of operations and statements of cash flows for the thirteen weeks ended May 27, 1995 and May 28, 1994 have been prepared by the company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at May 27, 1995 and the results of their operations and cash flows for the thirteen weeks ended May 27, 1995 and May 28, 1994 have been made on a consistent basis.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

     The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES

         Inventories are summarized as follows:

                                            May 27,       February 25,
                                             1995             1995
                                        -------------     ------------
         Raw materials                   $  1,812,761     $  1,960,413
         Work in process                    5,449,009        5,594,387
         Finished goods                     3,464,625        3,429,396
                                        -------------     ------------
                                         $ 10,726,395     $ 10,984,196
                                         ============     ============

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
               THIRTEEN WEEKS ENDED MAY 27, 1995 AND MAY 28, 1994
               --------------------------------------------------

                                  (continued)
                                  (unaudited)

3.   INCOME TAXES

       At May 27, 1995 the Company had a net deferred tax asset in excess of $4,600,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. In addition, the Company had a net operating loss carryforward for book and tax purposes of approximately $12,000,000 and $9,000,000 respectively. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

 4.  STOCKHOLDERS' EQUITY

       On March 22, 1994, the Company sold to its Management Group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate and approximate $92,000 at May, 1995. Such dividends are convertible into common stock at the rate of $5.00 per share. These shares are redeemable, at the option of the Company, on or after February 28, 1999 and have a liquidation preference of $200 per share.

       On August 22, 1994, the Company sold 490,000 shares of its common treasury stock to GUESS?, Inc. and certain of its affiliates at $6.00 per share. The treasury stock issued had an average cost of $6.52 per share. Accordingly the difference between the net proceeds, approximating $2,900,000 and the treasury share's cost of $3,196,000 was applied to the Company's Retained Earnings.

       In connection with the Company's refinancing on March 22, 1994, the Company entered into a $2,000,000 Term Loan Agreement with Chemical Bank. This loan is payable in scheduled installments of $500,000 on December 14, 1994, June 15, 1995, December 15, 1995 and March 15, 1996. This agreement also provides for mandatory prepayments of $500,000 due September 15, 1994 and December 15, 1994, $250,000 due February 15, 1995 and June 15, 1995 and $500,000 due September 15, 1995. In fiscal 1995, the Company prepaid $1,000,000, which pursuant to the agreement were applied to the scheduled installments of December 15, 1994 and June 15, 1995. Accordingly, the next schedule installment will be due December 15, 1995. Pursuant to the agreement, the Company issued 2,500 treasury common shares related to the mandatory prepayment not made on February 15, 1995. The agreement requires the Company to issue additional common shares at the rate of 1 share for every $100 of mandatory prepayment if such prepayments are not made in accordance with the schedule payment dates.

5.   UNUSUAL CHARGE

       In the fourth quarter of fiscal 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. Thru May 27, 1995 $490,000 of this accrual has been paid; $391,000 during fiscal year 1995 and $99,000 during the first quarter of fiscal 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operation
- - --------------------
       Net sales for the first quarter ended May 27, 1995 increased 23% from prior year levels to $10,493,000. This is a result of a 38% increase in revenues from the core men's fashion underwear division and a 35% increase in the GUESS? intimate apparel revenues. These increases were offset by declines of $882,000 from the elimination of unprofitable product lines.

       For the first quarter, the gross profit increased $946,000 to $2,607,000. Gross profit margins for the first quarter increased to 24.8% compared to the prior year level of 19.5%. Higher profit margins are attributable to improved product mix of increased GUESS? sales, operating efficiencies and lower cost sourcing of major styles.

       Selling, general and administrative expenses for the first quarter increased 7.3% to $2,019,000 compared to $1,881,000 for the first quarter of the prior year. The increase of $138,000 is primarily due to variable selling costs related to the increase in net sales.

       The increase in interest expense of $104,000 is due to the higher prime rates in effect during the first quarter of this year compared to prior year and also to the increase in debt relating to the Company's refinancing of March 22, 1994.

Liquidity and Capital Resources
- - -------------------------------

       During fiscal 1994 the Company's liquidity and capital resources were adversely affected by its operating losses and reduced borrowing availability under the existing credit facilities. Additionally, the Company had difficulty receiving delivery of raw materials for its domestic production and an absence of availability to open letters of credit for its imported products.

       The Company was successful in refinancing its credit agreements with (i) a three year $15,000,000 revolving credit facility, including a $3,000,000 letter of credit facility, with Congress Financial, (ii) a $2,000,000 Term Loan Agreement with Chemical Bank and (iii) an additional $1,500,000 Term Loan with Congress replacing the Industrial Revenue Bond financing of the Cartersville, Georgia manufacturing plant. Additionally, the $1,000,000 investment in the Company by the Management Group and the sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates increased the Company's liquidity and capital resources. The net proceeds of $2.9 million from the sales of treasury shares was used to prepay $500,000 of bank debt and the balance provided additional working capital resources. The Company believes that the credit facility provides adequate financing flexibility to fund its operations.

       Working capital increased $109,000 from year-end levels to $12,939,000. This increase reflects an increase of accounts receivables due to increased sales levels, offset by a decline in inventory levels, and reductions of accounts payable and accrued liabilities. These increases in working capital were offset by an increase in current maturities of debt to Chemical Bank.

       The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on sales or profitability.

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NANTUCKET INDUSTRIES, INC.
                                                     (Registrant)
                                                     By:



                                                     s/ Ronald S. Hoffman
                                                     ---------------------

July 11, 1995                                            Ronald S. Hoffman,
                                                    Vice President - Finance
                                                     (Chief Accounting Officer)