Form 10-Q/A
period 1995-05-27
NANTUCKET INDUSTRIES INC
filed 1995-08-15
CIK 69623

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 AMENDMENT NO. 1

                                      TO

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
                         ------

                           NANTUCKET INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                     58-0962699
------------------------------------------------           -------------------
(State of other jurisdiction of incorporation or           (I.R.S. Employer
 organization)                                              Identification No.)

     105 Madison Avenue, New York, New York                      10016
------------------------------------------------                ----------
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

FINANCIAL INFORMATION                                                  PAGE
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

OTHER INFORMATION                                                      NONE
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operation
--------------------
       Net sales for the first quarter ended May 27, 1995 increased 23% from prior year levels to $10,493,000. This is a result of a 38% increase in revenues from the core men's fashion underwear division and a 35% increase in the GUESS? intimate apparel revenues. These increases were offset by declines of $882,000 from the elimination of unprofitable product lines.

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

Liquidity and Capital Resources
-------------------------------

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

                                                     NANTUCKET INDUSTRIES, INC.
                                                     (Registrant)
                                                     By:



                                                     s/ Ronald S. Hoffman
                                                     ---------------------

August 14, 1995                                        Ronald S. Hoffman,
                                                    Vice President - Finance
                                                     (Chief Accounting Officer)