Form 10-Q/A
period 1994-08-27
NANTUCKET INDUSTRIES INC
filed 1995-10-10
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                Form 10-Q/A No. 1
                                   (Restated)
(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended August 27, 1994
                                         ---------------

     Commission file number 1 - 8509
                            --------
                           NANTUCKET INDUSTRIES, INC.
      -----------------------------------------------

     Exact name of registrant as specified in its charter
Delaware                                                    58-0962699
------------------------------                        ---------------------
State or other jurisdiction of                             IRS Employer
incorporation of organization                         Identification Number

105 Madison Avenue, New York, New York                     10016
--------------------------------------                  ----------
Address of principal executive offices                   Zip Code

(212)889-5656
-------------
Registrant's telephone number, including area code

Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
       X    YES                                       NO
     -----                                    -----

     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 6, 1994, the Registrant had outstanding 2,488,796 shares of Common stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                QUARTERLY REPORT
                                ----------------
                          QUARTER ENDED AUGUST 27, 1994
                          -----------------------------
                                   (Restated)

                                    I N D E X
                                    ---------


Part I.

FINANCIAL INFORMATION                                  PAGE
---------------------                                  ----

Consolidated balance sheets                            3

Consolidated statements of operations                  4

Consolidated statements of cash flows                  6

Notes to consolidated financial statements             9


Signature                                              12

                                              NANTUCKET INDUSTRIES, INC.  AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS



                                                            August 27, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                  February 26,
                                                         Reported         Restatements            As Restated            1994
                                                       -------------     --------------          -------------        ------------

                                                        (unaudited)                                        (1)
                         ASSETS
CURRENT ASSETS
  Cash                                                     $40,915                -                 $40,915            $595,918
  Accounts receivable, less allowance for
    doubtful accounts of $205,000 and $175,000
    respectively                                         7,018,168                -               7,018,168           4,928,272
  Inventories                                           12,911,489         (1,091,929)           11,819,560          11,390,858
  Refundable income taxes                                   77,028                -                  77,028             558,000
  Other current assets                                     577,352                -                 577,352             538,062
                                                      -------------      -------------         -------------       -------------


     Total Current Assets                               20,624,952         (1,091,929)           19,533,023          18,011,110




PROPERTY PLANT & EQUIPMENT - NET                         3,883,299                -               3,883,299           3,772,008




OTHER ASSETS                                               478,565                -                 478,565             412,324
                                                      -------------      -------------         -------------       -------------

                                                       $24,986,816        ($1,091,929)          $23,894,887         $22,195,442
                                                      =============      =============         =============       =============




(1)  Derived from audited financial statements

            See notes to Consolidated Financial Statements.

                                              NANTUCKET INDUSTRIES, INC.  AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS (Continued)



                                                            August 27, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                  February 26,
                                                         Reported         Restatements            As Restated            1994
                                                       -------------     --------------          -------------        ------------

                                                         (unaudited)                                        (1)
LIABILITIES AND STOCKHOLDER EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                     $975,000               -                 $975,000             $700,000
  Accounts payable                                        2,396,400           160,471              2,556,871            3,693,908
  Accrued salaries                                          486,172               -                  486,172              907,906
  Accrued unusual charge                                    465,000               -                  465,000              765,000
  Accrued expenses                                          616,133               -                  616,133            1,671,988
  Income taxes payable                                        2,640               -                    2,640               10,184
                                                      -------------      -------------         -------------        -------------

     Total Current Liabilities                            4,941,345           160,471              5,101,816            7,748,986

LONG-TERM DEBT
  Note payable to related party                             300,000               -                  300,000              300,000
  Long-term debt                                         10,459,608               -               10,459,608            7,999,847
  Accrued unusual charge                                  1,181,021               -                1,181,021            1,450,000
                                                      -------------      -------------         -------------        -------------

     TOTAL LIABILITIES                                   16,881,974           160,471             17,042,445           17,498,833

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value; 500,000 shares
    authorized, of which 5,000 shares have been
    designated as non-voting convertible and are
    issued and outstanding                                      500               -                      500            -
  Common stock, $.10 par value; authorized
    6,000,000 shares; issued 2,991,848                      299,185               -                  299,185              299,185
  Additional paid-in capital                             11,576,898               -               11,576,898           10,577,398
  Accumulated deficit                                    (3,686,602)       (1,252,400)            (4,939,002)          (2,898,532)
                                                      -------------      -------------         -------------        -------------

                                                          8,189,981        (1,252,400)             6,937,581            7,978,051

Less-13,052 shares at August 27, 1994 and
  503,052 shares at February 26, 1994 of
  common stock held in treasury, at cost                     85,139               -                   85,139            3,281,442

                                                      -------------      -------------         -------------        -------------


                                                          8,104,842        (1,252,400)             6,852,442            4,696,609
                                                      -------------      -------------         -------------        -------------

                                                        $24,986,816       ($1,091,929)           $23,894,887          $22,195,442
                                                      =============      =============         =============        =============



         (1)  Derived from audited financial statements

                     See notes to Consolidated Financial Statements.

                                             NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)

                                                                                13 Weeks Ended
                                                       ---------------------------------------------------------------------------
                                                            August 27, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                  August 28,
                                                         Reported         Restatements            As Restated            1993
                                                       -------------     --------------          -------------        ------------


Net sales                                                  $9,208,664              -              $9,208,664         $10,041,732

Cost of sales                                               7,059,314              -               7,059,314           8,195,953
                                                       --------------     -------------         -------------       -------------

     Gross profit-Amount                                    2,149,350              -               2,149,350           1,845,779

Selling, general and administrative
  expenses                                                  1,840,642              -               1,840,642           2,166,435
Unusual Charge                                                               1,252,400             1,252,400
                                                       --------------     -------------         -------------       -------------

     Operating (loss) profit                                  308,708       (1,252,400)             (943,692)           (320,656)

Interest expense                                             (353,245)             -                (353,245)           (196,063)

                                                       --------------     -------------         -------------       -------------

     Loss before income taxes                                 (44,537)      (1,252,400)           (1,296,937)           (516,719)


Income tax benefit                                            -                      -                     -              173,386
                                                       --------------     -------------         -------------       -------------

     NET LOSS                                                ($44,537)     ($1,252,400)          ($1,296,937)          ($343,333)
                                                       ==============     =============         =============       =============


     NET LOSS PER COMMON SHARE                                 ($0.02)          ($0.50)               ($0.51)             ($0.14)

     Weighted Average Common Shares Outstanding             2,521,104        2,521,104             2,521,104           2,441,835





                     See notes to Consolidated Financial Statements.

                                             NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)

                                                                                26 Weeks Ended
                                                       ---------------------------------------------------------------------------
                                                            August 27, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                  August 28,
                                                         Reported         Restatements            As Restated            1993
                                                       -------------     --------------          -------------        ------------




Net sales                                               $17,717,372               -              $17,717,372         $20,374,895

Cost of sales                                            13,907,887               -               13,907,887          16,157,751
                                                       --------------     -------------         -------------       -------------

     Gross profit-Amount                                  3,809,485               -                3,809,485           4,217,144

Selling, general and administrative
  expenses                                                3,721,856               -                3,721,856           4,378,526
Unusual Charge                                                              1,252,400              1,252,400
                                                       --------------     -------------         -------------       -------------

     Operating (loss) profit                                 87,629        (1,252,400)            (1,164,771)           (161,382)

Interest expense                                           (580,747)              -                 (580,747)           (388,274)

                                                       --------------     -------------         -------------       -------------

     Loss before income taxes                              (493,118)       (1,252,400)            (1,745,518)           (549,656)

Income tax  benefit                                             -                 -                      -               143,071
                                                       --------------     -------------         -------------       -------------

     NET LOSS                                             ($493,118)      ($1,252,400)           ($1,745,518)          ($406,585)
                                                       ==============     =============         =============       =============


     NET LOSS PER COMMON SHARE                               ($0.20)           ($0.50)                ($0.70)             ($0.17)

     Weighted Average Common Shares Outstanding           2,509,950         2,509,950              2,509,950           2,441,835






                     See notes to Consolidated Financial Statements.

                                             NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                26 Weeks Ended
                                                       ---------------------------------------------------------------------------
                                                            August 27, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                  August 28,
                                                         Reported         Restatements            As Restated            1993
                                                       -------------     --------------          -------------        ------------



Cash flows from operating activities
  Net loss                                               ($493,118)       ($1,252,400)           ($1,745,518)         ($406,585)
  Adjustments to reconcile net loss
    to net cash (used in) provided by
    operating activities
      Depreciation and amortization                        149,773                -                  149,773            269,156
      Provision for doubtful accounts                       66,407                -                   66,407              1,360
      Unusual charge                                                        1,252,400              1,252,400
      Provision for obsolete inventory                     120,000                -                  120,000          -
      (Increase) decrease in assets
        Accounts receivable                             (2,156,303)               -               (2,156,303)            63,325
        Inventories                                     (1,640,631)               -               (1,640,631)        (1,430,627)
        Refundable income taxes                            480,972                -                  480,972          -
        Other current assets                               (39,290)               -                  (39,290)          (319,874)
      (Decrease) increase in liabilites
        Accounts payable                                (1,297,508)               -               (1,297,508)           963,166
        Accrued expenses and other liabilities          (1,516,228)               -               (1,516,228)           278,035
        Income taxes payable                                (7,544)               -                   (7,544)           485,959
       Accrued unusual charge                             (568,979)               -                 (568,979)               -

                                                       --------------     -------------         -------------       -------------
      Net cash used in operating
        activities                                      (6,902,449)               -               (6,902,449)           (96,085)
                                                       --------------     -------------         -------------       -------------



Cash flows from investing activities:
  Additions to property, plant and equipment              (261,064)               -                 (261,064)          (143,862)
  (Increase) Decrease in other assets                      (66,241)               -                  (66,241)            40,275

                                                       --------------     -------------         -------------       -------------

      Net cash used in investing activities               (327,305)               -                 (327,305)          (103,587)
                                                       --------------     -------------         -------------       -------------


Cash flows from financing activities:
  Payments of line of credit agreement                  (5,090,294)               -               (5,090,294)               -
  Payments of long-term debt and capital
    lease obligations                                     (500,000)               -                 (500,000)           (60,034)
  Issuance of convertible preferred stock                1,000,000                -                1,000,000                -
  Proceeds from sale of Treasury Stock                   2,939,990                -                2,939,990
  Borrowings under line of credit agreement              8,325,055                -                8,325,055

                                                       --------------     -------------         -------------       -------------
      Net cash provided by (used in) financing
        activities                                       6,674,751                -                6,674,751            (60,034)
                                                       --------------     -------------         -------------       -------------




                           Continued on next page

                                             NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                26 Weeks Ended
                                                       ---------------------------------------------------------------------------
                                                            August 27, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                  August 28,
                                                         Reported         Restatements            As Restated            1993
                                                       -------------     --------------          -------------        ------------




NET DECREASE IN CASH                                    ($555,003)                  -            ($555,003)          ($259,706)

Cash at beginning of period                               595,918                   -             $595,918             631,962

                                                       --------------     -------------         -------------       -------------

Cash at end of period                                     $40,915                   -              $40,915            $372,256
                                                       ==============     =============         =============       =============




SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                             $460,041                   -             $460,041            $395,084
                                                       ==============     =============         =============       =============


    Income taxes                                          $36,880                   -              $36,880                 -
                                                       ==============     =============         =============       =============


            See notes to consolidated financial statements.

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     THIRTY-NINE WEEKS ENDED AUGUST 27, 1994
                     ---------------------------------------
                               AND AUGUST 28,1993
                               ------------------
                                   (unaudited)

     I.   CONSOLIDATED FINANCIAL STATEMENTS

            The consolidated balance sheet as of August 27, 1994 and the consolidated statements of operations for the twenty-six and thirteen week periods and statements of cash flows for the twenty-six weeks ended August 27, 1994 and August 28, 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at August 27, 1994 and the results of their operations and their cash flows for the twenty-six and thirteen week periods and cash flows for the twenty-six weeks ended August 27, 1994 have been made on a consistent basis.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

            The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

II.       INVENTORIES

          Inventories reflecting the restatement (Note V) consists of the following:

                            August 27,                       February 26,
                               1994                              1994
                          -------------                     -------------
          Raw materials   $   3,257,301                     $  3,283,744
          Work in process     5,760,442                        4,048,556
          Finished goods      2,801,817                        4,058,558
                          -------------                     -------------
                           $ 11,819,560                     $ 11,390,858
                          =============                     =============

III.      INCOME TAXES

            At August 27, 1994 the Company had a net deferred tax asset in excess of $3,400,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. In addition, the Company had net operating loss carry forward for book and tax of approximately $11,000,000 and $4,000,000 respectively.

IV.       STOCKHOLDERS' EQUITY

            On March 22, 1994, the Company issued 5,000 shares, $.10 par value per share, of non-voting convertible preferred stock for $1,000,000. The preferred stock is convertible into shares of common stock at the rate of $5.00 per share. The shares may be redeemed in whole or in part by the Company after February 28, 1999 and have a liquidation preference of $200 per share.

            On August 22, 1994, the Company sold 490,000 shares of its common treasury stock to GUESS?, Inc. and certain of its affiliates at $6.00 per share. The treasury stock issued had an average cost of $6.52 per share. Accordingly, the difference between the net proceeds, approximating $2,900,000 and the treasury shares cost of $3,196,000 was applied to the Company's retained earnings.

V.        UNUSUAL CHARGE

            In the fourth quarter of fiscal 1994, the Company formulated plans to close its Puerto Rico facility, discontinue a portion of its women's innerwear business, reduce costs and streamline operations. In fiscal 1994, the Company provided $5,450,000 for the costs associated with these matters as an unusual charge.

            The Company also terminated the employment contracts of its Chairman and Vice Chairman. In accordance with agreement, they will be paid an aggregate of $400,000 per year in severance, as well as other benefits, through February 28, 1999. The present value of these payments was accrued as part of the unusual charge for the year ended February 26, 1994.

            The Puerto Rico facility shutdown was completed in July, 1994. A final assessment associated with this closing required additional write-offs, reflected as an unusual charge of $1,252,400 in the period ended August 27, 1994. This matter was identified in connection with the physical inventory related to the completion of the financial statements for the year ended February 25, 1995. Accordingly, the accompanying financial statements have been restated to reflect the additional unusual charge associated with the shutdown of the Puerto Rico facility.

            Through August 27, 1994, payments of the unusual charge approximated $650,000; $460,000 associated with the shutdown of the Puerto Rico facility and approximately $190,000 representing payments against the present value of the termination payments to the former Chairman and Vice Chairman.

                                    Signature
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NANTUCKET INDUSTRIES, INC.
                                   (Registrant)

                                   By:
                                   /s/ Ronald S. Hoffman
                                   ----------------------------
                                   Ronald S. Hoffman,
June 5, 1995                       Vice President - Finance
                                   (Chief Accounting Officer)