Form 10-Q/A
period 1994-11-26
NANTUCKET INDUSTRIES INC
filed 1995-10-10
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                Form 10-Q/A No. 2
                                   (Restated)
(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended November 26, 1994

       Commission file number 1 - 8509
                            --------
                           NANTUCKET INDUSTRIES, INC.
       ----------------------------------------------

     Exact name of registrant as specified in its charter
Delaware                                                  58-0962699
----------------------------------                        ----------
State or other jurisdiction of                            IRS Employer
incorporation of organization                        Identification Number

105 Madison Avenue, New York, New York                    10016
--------------------------------------                    ______
Address of principal executive offices                    Zip Code

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
       X   YES                                        NO
     -----                                     ------

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of January 9, 1995, the Registrant had outstanding 2,978,796 shares of Common stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                QUARTERLY REPORT
                                ----------------
                         QUARTER ENDED NOVEMBER 26, 1994
                         -------------------------------
                                   (Restated)

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

                                              NANTUCKET INDUSTRIES, INC.  AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS



                                                          November 26, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                  February 26,
                                                         Reported         Restatements            As Restated            1994
                                                       -------------     --------------          -------------        ------------

                                                       (unaudited)                                                       (1)
                         ASSETS

CURRENT ASSETS
  Cash                                                      $30,037              -                  $30,037             $595,918
  Accounts receivable, less allowance for
    doubtful accounts of $205,000 and $175,000
    respectively                                          8,380,452              -                8,380,452            4,928,272
  Inventories                                            12,940,981       (1,091,929)            11,849,052           11,390,858
  Refundable income taxes                                    30,766              -                   30,766              558,000
  Other current assets                                      501,030              -                  501,030              538,062
                                                       --------------   -------------          -------------        -------------

     Total Current Assets                                21,883,266       (1,091,929)            20,791,337           18,011,110




PROPERTY PLANT & EQUIPMENT - NET                          3,883,700              -                3,883,700            3,772,008




OTHER ASSETS                                                407,915              -                  407,915              412,324
                                                       --------------   -------------          -------------        -------------

                                                        $26,174,881      ($1,091,929)           $25,082,952          $22,195,442
                                                       ==============   =============          =============        =============




         (1)  Derived from audited financial statements

                     See notes to Consolidated Financial Statements.

                                              NANTUCKET INDUSTRIES, INC.  AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS (Continued)



                                                          November 26, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                  February 26,
                                                         Reported         Restatements            As Restated            1994
                                                       -------------     --------------          -------------        ------------

                                                        (unaudited)                                                       (1)
LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                     $975,000               -                 $975,000            $700,000
  Accounts payable                                        2,467,052           160,471              2,627,523           3,693,908
  Accrued salaries                                          658,275               -                  658,275             907,906
  Accrued unusual charge                                    465,000               -                  465,000             765,000
  Accrued expenses                                          660,659               -                  660,659           1,671,988
  Income taxes payable                                        2,640               -                    2,640              10,184
                                                       --------------    -------------          -------------        -------------

     Total Current Liabilities                            5,228,626           160,471              5,389,097           7,748,986

LONG-TERM DEBT
  Note payable to related party                             300,000               -                  300,000             300,000
  Long-term debt                                         11,394,109               -               11,394,109           7,999,847
  Accrued unusual charge                                  1,122,864               -                1,122,864           1,450,000
                                                       --------------    -------------          -------------        -------------

     TOTAL LIABILITIES                                   18,045,599           160,471             18,206,070          17,498,833

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value; 500,000 shares
    authorized, of which 5,000 shares have been
    designated as non-voting convertible and are
    issued and outstanding                                      500               -                      500          -
  Common stock, $.10 par value; authorized
    6,000,000 shares; issued 2,991,848                      299,185               -                  299,185             299,185
  Additional paid-in capital                             11,576,898               -               11,576,898          10,577,398
  Accumulated deficit                                    (3,662,162)       (1,252,400)            (4,914,562)         (2,898,532)
                                                       --------------    -------------          -------------        -------------

                                                          8,214,421        (1,252,400)             6,962,021           7,978,051

Less-13,052 shares at November 26, 1994 and
  503,052 shares at February 26, 1994 of
  common stock held in treasury, at cost                     85,139               -                   85,139           3,281,442

                                                       --------------    -------------          -------------        -------------

                                                          8,129,282        (1,252,400)             6,876,882           4,696,609
                                                       --------------    -------------          -------------        -------------

                                                        $26,174,881       ($1,091,929)           $25,082,952         $22,195,442
                                                       ==============    =============          =============        =============



         (1)  Derived from audited financial statements

                     See notes to Consolidated Financial Statements.

                                             NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)

                                                                                39 Weeks Ended
                                                       ---------------------------------------------------------------------------
                                                          November 26, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                  November 27,
                                                         Reported         Restatements            As Restated            1993
                                                       -------------     --------------          -------------        ------------


Net sales                                               $28,713,098               -              $28,713,098         $33,770,918

Cost of sales                                            22,529,333               -               22,529,333          27,634,314
                                                       -------------     -------------          -------------        ------------

     Gross profit-Amount                                  6,183,765               -                6,183,765           6,136,604

Selling, general and administrative
  expenses                                                5,764,594               -                5,764,594           7,097,809
Unusual Charge                                                              1,252,400              1,252,400
                                                       -------------     -------------          -------------        ------------

     Operating (loss) profit                                419,171        (1,252,400)              (833,229)           (961,205)

Interest expense                                           (887,846)              -                 (887,846)           (568,036)

                                                       -------------     -------------          -------------        ------------

     Loss before income taxes                              (468,675)       (1,252,400)            (1,721,075)         (1,529,241)

Income tax  benefit                                             -                 -                      -               557,187
                                                       -------------     -------------          -------------        ------------

     NET LOSS                                             ($468,675)      ($1,252,400)           ($1,721,075)          ($972,054)
                                                       =============     =============          =============        ============


     NET LOSS PER COMMON SHARE                               ($0.18)           ($0.47)                ($0.65)             ($0.39)

     Weighted Average Common Shares Outstanding           2,663,103         2,663,103              2,663,103           2,524,576


                     See notes to Consolidated Financial Statements.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                              13 Weeks Ended
                                                      ---------------------------------
                                                      November 26,         November 27,
                                                          1994                 1993
                                                      ------------         ------------

Net sales                                             $10,995,726          $13,396,023

Cost of sales                                           8,621,446           11,476,563
                                                      ------------         ------------

     Gross profit-Amount                                2,374,280            1,919,460

Selling, general and administrative
  expenses                                              2,042,738            2,719,283
                                                      ------------         ------------

     Operating (loss) profit                              331,542             (799,823)

Interest expense                                         (307,098)            (179,762)

                                                      ------------         ------------

     Loss before income taxes                              24,444             (979,585)


Income tax benefit                                            -                414,116
                                                      ------------         ------------

     NET LOSS                                             $24,444            ($565,469)
                                                      ============         ------------


     NET LOSS PER COMMON SHARE                              $0.01               ($0.22)

     Weighted Average Common Shares Outstanding         2,978,796            2,535,757






                     See notes to Consolidated Financial Statements.

                                             NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                39 Weeks Ended
                                                       ---------------------------------------------------------------------------
                                                          November 26, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                November 27,
                                                         Reported         Restatements            As Restated            1993
                                                       -------------     --------------          -------------        ------------
Cash flows from operating activities
  Net loss                                               ($468,675)       ($1,252,400)           ($1,721,075)        ($972,054)
  Adjustments to reconcile net loss
    to net cash (used in) provided by
    operating activities
      Depreciation and amortization                        238,676                -                  238,676           377,261
      Provision for doubtful accounts                       60,000                -                   60,000            48,581
      Unusual charge                                                        1,252,400              1,252,400               -
      Provision for obsolete inventory                     180,000                -                  180,000               -
      (Increase) decrease in assets
        Accounts receivable                             (3,512,180)               -               (3,512,180)         (593,012)
        Inventories                                     (1,730,123)               -               (1,730,123)        1,429,494
        Refundable income taxes                            527,234                -                  527,234           129,677
        Other current assets                                37,032                -                   37,032           (44,779)
      (Decrease) increase in liabilites
        Accounts payable                                (1,226,856)               -               (1,226,856)         (647,474)
        Accrued expenses and other liabilities          (1,260,960)               -               (1,260,960)          403,916
        Income taxes payable                                (7,544)               -                   (7,544)          (27,577)
       Accrued unusual charge                             (627,136)               -                 (627,136)              -

                                                       -------------     -------------          -------------        ------------
      Net cash used in operating
        activities                                      (7,790,532)               -               (7,790,532)          104,033
                                                       -------------     -------------          -------------        ------------



Cash flows from investing activities:
  Additions to property, plant and equipment              (350,368)               -                 (350,368)         (168,257)
  Decrease in other assets                                   4,409                -                    4,409            78,797

                                                       -------------     -------------          -------------        ------------

      Net cash used in investing activities               (345,959)               -                 (345,959)          (89,460)
                                                       -------------     -------------          -------------        ------------


Cash flows from financing activities:
  Payments of line of credit agreement                  (5,090,294)               -               (5,090,294)         (285,529)
  Payments of long-term debt and capital
    lease obligations                                     (500,000)               -                 (500,000)         (158,674)
  Issuance of convertible preferred stock                1,000,000                -                1,000,000               -
  Proceeds from sale of Treasury Stock                   2,901,351                -                2,901,351               -
  Borrowings under line of credit agreement              9,259,553                -                9,259,553               -

                                                       -------------     -------------          -------------        ------------
      Net cash provided by (used in) financing
        activities                                       7,570,610                -                7,570,610          (444,203)
                                                       -------------     -------------          -------------        ------------




                                    Continued on next page

                                             NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                39 Weeks Ended
                                                       ---------------------------------------------------------------------------
                                                          November 26, 1994 (Restated)
                                                       -------------------------------------------------------
                                                       As Previously                                                November 27,
                                                         Reported         Restatements            As Restated            1993
                                                       -------------     --------------          -------------      --------------
NET DECREASE IN CASH                                    ($565,881)                 -             ($565,881)          ($429,630)

Cash at beginning of period                               595,918                  -              $595,918             631,962

                                                       -------------     -------------          -------------        ------------

Cash at end of period                                     $30,037                  -               $30,037            $202,332
                                                       =============     =============          =============        ============




SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                             $705,906                  -              $705,906            $531,240
                                                       =============     =============          =============        ============


    Income taxes                                          $60,577                  -               $60,577              $1,623
                                                       =============     =============          =============        ============


                     See notes to consolidated financial statements.

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   THIRTY-NINE WEEKS ENDED NOVEMBER 26, 1994
                   ------------------------------------------
                              AND NOVEMBER 27,1993
                              --------------------
                                   (unaudited)

I.   CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of November 26, 1994 and the consolidated statements of operations for the thirty-nine and thirteen week periods and statements of cash flows for the thirty-nine weeks ended November 26, 1994 and November 27, 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at November 26, 1994 and the results of their operations and their cash flows for the thirty-nine and thirteen week periods and cash flows for the thirty-nine weeks ended November 26, 1994 have been made on a consistent basis.

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

II.  INVENTORIES

     Inventories reflecting the restatement (Note V) consists of the following:

                                          November 26,     February 26,
                                              1994              1994
                                        --------------     ------------

     Raw materials                      $    2,627,019     $  3,283,744
     Work in process                         5,637,381        4,048,556
     Finished goods                          3,584,652        4,058,558
                                        --------------     ------------
                                          $ 11,849,052     $ 11,390,858
                                        ==============     ============

III. INCOME TAXES

         At November 26, 1994 the Company had a net deferred tax asset in excess of $3,400,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. In addition, the Company had a net operating loss carryforward for book and tax of approximately $11,000,000 and $4,000,000 respectively.

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

V.   UNUSUAL CHARGE

         In the fourth quarter of fiscal 1994, the Company formulated plans to close its Puerto Rico facility, discontinue a portion of its women's innerwear business, reduce costs and 0streamline operations. In fiscal 1994, the Company provided $5,450,000 for the costs associated with these matters as an unusual charge.

          The Company also terminated the employment contracts of its Chairman and Vice Chairman. In accordance with agreement, they will be paid an aggregate of $400,000 per year in severance, as well as other benefits, through February 28, 1999. The present value of these payments was accrued as part of the unusual charge for the year ended February 26, 1994.

          The Puerto Rico facility shutdown was completed in July, 1994. A final assessment associated with this closing required additional write-offs, reflected as an unusual charge of $1,252,400 in the period ended August 27, 1994. This matter was identified in connection with the physical inventory related to the completion of the financial statements for the year ended February 25, 1995. Accordingly, the accompanying financial statements for the thirty-nine weeks ended November 26,1994 have been restated to reflect the additional unusual charge associated with the shutdown of the Puerto Rico facility.

     Through November 26, 1994, payments of the unusual charge approximated $650,000; $460,000 associated with the shutdown of the Puerto Rico facility and approximately $297,000 representing payments against the present value of the termination payments to the former Chairman and Vice Chairman.

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