Form 10-Q
period 1995-08-26
NANTUCKET INDUSTRIES INC
filed 1995-10-10
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended August 26, 1995
                                    ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________

Commission File Number:  1-8509
                         ------


                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               58-0962699
--------                                               ----------
(State of other jurisdiction                           (IRS Employer
 of incorporation or organization)                     Identification No.)

105 Madison Avenue, New York, New York                 10016
--------------------------------------                 -----
(Address of principal executive offices)               (Zip Code)

                                  (212)889-5656
                                  -------------
              (Registrant's telephone number, including area code)
        _________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.      X     YES         ___   NO
                                                 -----

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                              PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant had filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.       ___  YES             ___  NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 28, 1995, the Registrant had outstanding 2,986,296 shares of common stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                QUARTERLY REPORT
                                ----------------
                          QUARTER ENDED AUGUST 26, 1995
                          -----------------------------



                                    I N D E X
                                    ---------
                                                                PAGE
                                                                ----
Part I.- FINANCIAL INFORMATION
         ----------------------

         Consolidated balance sheets                              3

         Consolidated statements of operations                    4

         Consolidated statements of cash flows                    5

         Notes to consolidated financial statements             6 - 8

         Management's discussion and analysis of
         financial condition and results of operations          9 - 10


Part II.- OTHER INFORMATION                                    11 - 14
          -----------------

Signature                                                        15


Exhibit Index                                                    16

                                  Nantucket Industries, Inc. and Subsidiaries

                                      CONSOLIDATED BALANCE SHEETS

                                                                  August 26,            February 25,
                                                                    1995                   1995
                                                                -------------         ---------------
                                                                  (unaudited)                (1)
                          ASSETS
CURRENT ASSETS
  Cash                                                                    $31,953                $32,049
  Accounts receivable, less allowance for
    doubtful accounts of $239,000 and $194,000,
    respectively                                                        5,690,996              6,472,148
  Inventories (Note 2)                                                 11,500,081             10,984,196
  Other current assets                                                    628,086                760,054
                                                                    -------------         --------------

     Total current assets                                              17,851,116             18,248,447

PROPERTY, PLANT AND EQUIPMENT - NET                                     3,658,083              3,766,871

OTHER ASSETS,NET                                                          104,826                168,194
                                                                    -------------         --------------

                                                                      $21,614,025            $22,183,512
                                                                    =============         ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                 $1,475,000               $975,000
  Accounts payable                                                      1,206,095              2,405,989
  Accrued salaries  and employee benefits                                 421,315                811,882
  Accrued unusual charge (Note 5)                                         465,000                465,000
  Accrued expenses and other liabilities                                  443,150                358,267
  Accrued royalties                                                       241,027                399,546
  Income taxes payable                                                      2,640                  2,640
                                                                    -------------         --------------

     Total current liabilities                                          4,254,227              5,418,324

LONG-TERM DEBT                                                         10,412,546              9,941,799

ACCRUED UNUSUAL CHARGE  (Note 5)                                          868,745              1,058,330

NOTE PAYABLE TO RELATED PARTY                                             300,000                300,000
                                                                    -------------         --------------

                                                                       15,835,518             16,718,453

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting
   convertible and are issued and outstanding                                 500                    500
  Common stock, $.10 par value; authorized
    6,000,000 shares; issued 2,991,848                                    299,185                299,185
  Additional paid-in capital                                           11,576,898             11,576,898
  Accumulated deficit                                                  (6,036,062)            (6,340,135
                                                                    -------------         --------------

                                                                        5,840,521              5,536,448

Less 8,052 shares (10,552 at 2/25/95) shares of
  common stock held in treasury, at cost                                   62,014                 71,389
                                                                    -------------         --------------

                                                                        5,778,507              5,465,059
                                                                    -------------         --------------

                                                                      $21,614,025            $22,183,512
                                                                    =============         ==============

(1) Derived from audited financial statements

The accompanying notes are an integral part of these statements.



                                            Nantucket Industries, Inc. and Subsidiaries

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              (unaudited)


                                                              Twenty-six Weeks Ended                   Thirteen Weeks Ended
                                                         --------------------------------         -------------------------------

                                                           August 26,         August 27,          August 26,         August 27,
                                                              1995               1994                1995               1994
                                                         -------------      -------------        ------------       ------------

Net sales                                                 $17,853,238        $17,717,372          $7,360,502         $9,208,664
Cost of sales                                              13,121,959         13,907,887           5,235,817          7,059,314
                                                         -------------      -------------        ------------       ------------

     Gross profit                                           4,731,279          3,809,485           2,124,685          2,149,350

Selling, general and administrative
  expenses                                                  3,771,712          3,721,856           1,752,686          1,840,642
Unusual charge (Note 5)                                           -            1,252,400                 -            1,252,400
                                                         -------------      -------------        ------------       ------------

     Operating profit (loss)                                  959,567         (1,164,771)            371,999           (943,692)

Interest expense                                              655,494            580,747             324,167            353,245
                                                         -------------      -------------        ------------       ------------

     Net income (loss)                                        304,073         (1,745,518)             47,832         (1,296,937)
                                                         =============      =============        ============       ============

Net income (loss) per share                                     $0.10             ($0.70)              $0.02             ($0.51)
                                                         =============      =============        ============       ============

Weighted average common shares outstanding                  2,982,296          2,509,950           2,983,318          2,521,104
                                                         =============      =============        ============       ============






The accompanying notes are an integral part of these statements.

                                       Nantucket Industries, Inc. and Subsidiaries

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Twenty-six Weeks Ended
                                                                  -----------------------------------
                                                                   August 26,            August 27,
                                                                      1995                  1994
                                                                  -------------        --------------
Cash flows from operating activities
  Net income (loss)                                                    $304,073           ($1,745,518)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization                                     181,903               149,773
      Provision for doubtful accounts                                    60,000                66,407
      Unusual charge                                                        -               1,252,400
      Treasury stock issued in compliance with credit agreement           9,125                   -
      Provision for obsolete and slow moving inventory                  120,000               120,000
      Decrease (increase) in assets
        Accounts receivable                                             721,152            (2,156,303)
        Refundable income taxes                                             -                 480,972
        Inventories                                                    (635,885)           (1,640,631)
        Other current assets                                            131,968               (39,290)
      (Decrease) increase in liabilities
        Accounts payable                                             (1,199,894)           (1,297,508)
        Accrued expenses and other liabilities                         (464,203)           (1,516,228)
        Income taxes payable                                                -                  (7,544)
        Accrued unusual charge                                         (189,585)             (568,979)
                                                                  --------------        --------------

      Net cash used in operating activities                            (961,346)           (6,902,449)
                                                                  --------------        --------------

Cash flows from investing activities
  Additions to property, plant and equipment                            (73,115)             (261,064)
  Decrease (Increase) in other assets                                    63,368               (66,241)
                                                                    ------------        --------------

      Net cash used in investing activities                              (9,747)             (327,305)
                                                                  --------------        --------------

Cash flows from financing activities
  Payments of previous line of credit agreement                             -              (5,090,294)
  Payments of long-term debt and capital lease obligations                  -                (500,000)
  Issuance of convertible preferred stock                                   -               1,000,000
  Net proceeds from sale of treasury stock                                  250             2,939,990
  Borrowings under line of credit agreement, net                        970,747             8,325,055
                                                                  --------------        --------------

      Net cash provided by financing activities                         970,997             6,674,751
                                                                   -------------        --------------

        NET DECREASE IN CASH                                               ($96)            ($555,003)

Cash at beginning of period                                              32,049               595,918
                                                                   -------------        --------------

Cash at end of period                                                   $31,953               $40,915
                                                                   =============        ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                           $610,601              $460,041
                                                                   =============        ==============

    Income taxes                                                            -                 $36,880
                                                                   =============        ==============

The accompanying notes are an integral part of these statements

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           TWENTY-SIX WEEKS ENDED AUGUST 26, 1995 AND AUGUST 27, 1994
           ----------------------------------------------------------
                                   (unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

       The consolidated balance sheet as of August 26, 1995 and the consolidated statements of operations for the twenty-six and thirteen week periods and statements of cash flows for the twenty-six weeks ended August 26, 1995 and August 27, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at August 26, 1995 and the results of their operations for the twenty-six and thirteen week periods and cash flows for the twenty-six weeks ended August 26, 1995 and August 27, 1994 have been made on a consistent basis.

       The consolidated balance sheet as of August 27, 1994 and the consolidated statements of operations for the twenty-six and thirteen week periods and statements of cash flows for the twenty-six weeks ended August 27, 1994 have been restated and an amended Form 10-Q filed with regards to the unusual charge discussed in Note 5 Unusual Charge.

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

2.   INVENTORIES

     Inventories are summarized as follows:

                                August 26,          February 25,
                                   1995                 1995
                              --------------       --------------

     Raw materials            $  1,895,724          $  1,960,413
     Work in process             5,848,226             5,594,387
     Finished goods              3,756,131             3,429,396
                              ____________          ____________
                              $ 11,500,081          $ 10,984,196
                              ============          ============

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           TWENTY-SIX WEEKS ENDED AUGUST 26, 1995 AND AUGUST 27, 1994
           ----------------------------------------------------------
                                   (continued)
                                   (unaudited)

3.   INCOME TAXES

       At August 26, 1995 the Company had a net deferred tax asset in excess of $4,600,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. In addition, the Company had a net operating loss carryforward for book and tax purposes of approximately $12,000,000 and $9,000,000 respectively. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

4.   STOCKHOLDERS' EQUITY

       On March 22, 1994, the Company sold to its Management Group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate and approximate $116,000 at August, 1995. Such dividends are convertible into common stock at the rate of $5.00 per share. These preferred shares are redeemable, at the option of the Company, on or after February 28, 1999 and have a liquidation preference of $200 per share.

       On August 22, 1994, the Company sold 490,000 shares of its common treasury stock to GUESS?, Inc. and certain of its affiliates at $6.00 per share. The treasury stock issued had an average cost of $6.52 per share. Accordingly the difference between the net proceeds, approximating $2,900,000 and the treasury share's cost of $3,196,000 was applied to the Company's Retained Earnings.

       In connection with the Company's refinancing on March 22, 1994, the Company entered into a $2,000,000 Term Loan Agreement with Chemical Bank. This loan is payable in scheduled installments of $500,000 on December 14, 1994, June 15, 1995, December 15, 1995 and March 15, 1996. This agreement also provides for mandatory prepayments of $500,000 due September 15, 1994 and December 15, 1994, $250,000 due February 15, 1995 and June 15, 1995 and $500,000 due September 15, 1995. In fiscal 1995, the Company prepaid $1,000,000, which pursuant to the agreement were applied to the scheduled installments of December 15, 1994 and June 15, 1995. Accordingly, the next schedule installment will be due December 15, 1995. Pursuant to the agreement, the Company issued 2,500 treasury common shares related to the mandatory prepayment not made on February 15, 1995 and an additional 2,500 treasury common shares related to the mandatory prepayment not made on June 15, 1995. The agreement requires the Company to issue additional common shares at the rate of 1 share for every $100 of mandatory prepayment if such prepayments are not made in accordance with the schedule payment dates.

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           TWENTY-SIX WEEKS ENDED AUGUST 26, 1995 AND AUGUST 27, 1994
           ----------------------------------------------------------
                                   (continued)
                                   (unaudited)

5.   UNUSUAL CHARGE

        In the fourth quarter of fiscal 1994, the Company formulated plans to close its Puerto Rico facility, discontinue a portion of its women's innerwear business, reduce costs and streamline operations. In fiscal 1994, the Company provided for the costs associated with these matters as an unusual charge. The closing of the Puerto Rico facility required additional write-offs, reflected as an unusual charge of $1,252,400 in the period ended August 27, 1994.

        Simultaneously, the Company also terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. Through August 26, 1995 $581,000 of this accrual has been paid; $391,000 during fiscal year 1995 and $190,000 through August 26, 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operation
--------------------

Sales


Net sales for the six months ended August 26, 1995 increased $136,000 from prior year levels to $17,853,000. Second quarter sales of $7,361,000 were 20% lower from prior year levels reflecting a soft retail environment and earlier than expected shipments at the end of the first fiscal quarter. The year to date and second quarter also reflect the impact of:

                                                       Increase (Decrease)
                                                    6 Months      2nd Quarter
                                                   ---------      -----------

Elimination of unprofitable product lines         ($1,469,000)    ($533,000)
GUESS? product line increased sales                $1,140,000      $912,000

Second quarter and six months net sales were impacted favorably by the introduction of the JC Penney Arizona line.

Gross Margin

Gross profit margins continued to improve to from prior year levels as follows:

                                         6 Months        2nd Quarter
                                         --------        -----------

     Current fiscal year                   26.5%            28.9%
     Prior fiscal year                     21.5%            23.3%

This is a result of the improved product mix from the increased sales of the higher margin GUESS? Innerwear line and the elimination of the unprofitable products, improved plant efficiencies and lower cost product sources.

Selling, general and administrative expenses

Selling, general and administrative expenses for the second quarter declined 5% to $1,753,000 compared to $1,841,000 for the second quarter of the prior year. For the six months, there was a slight increase of $50,000. These changes are generally due to the variable selling costs related to the changes in net sales. In addition, selling, general and administrative expenses for the second quarter and the six months have been reduced by a $102,000 settlement of a insurance claim expensed in the fourth quarter of the prior fiscal year.

Unusual charge in prior year

Prior year results reflect an unusual charge of $1,252,400 related to additional costs incurred with the shutdown of the Puerto Rico facility discussed in detail in Note 5 Unusual Charge.


Interest expense

The increase in interest expense of $75,000 for the six months is primarily due to the higher prime rates in effect during fiscal year 1996. The $29,000 decrease in the second fiscal quarter reflects the $1,000,000 of prepayments of the Chemical Term Loan Agreement


Liquidity and Capital Resources
-------------------------------

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

Working capital increased $767,000 from year-end levels to $13,597,000. This increase reflects an increase in inventory levels in preparation for historical seasonal sales increases during the Christmas season and a reduction of accounts payable and accrued liabilities. These increases were offset by a decrease in accounts receivable and current maturities of debt to Chemical Bank.

The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.

                                    PART  II
                                    --------

Item 1.  Legal Proceedings
--------------------------

None

Item 2.  Changes in Securities
------------------------------

None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     (a) The Company held a special meeting of stockholders in lieu of annual meeting on August 2, 1995.

     (b)  Not applicable.

     (c)  At the meeting:

          (i) the number of the directors was set at eight, by a vote of 1,530,072 shares for and 3,976 against:

          (ii) the Company's nominees for director were re-elected by the following votes:

                                                  Votes to
                                     Votes        withhold
          Nominee                  in favor       authority
          -------                  --------       ---------

          George J. Gold           1,525,877        8,171
          Raymond L. Wathen        1,530,072        3,976

          (iii) the Stockholders approved the appointment of Grant Thornton LLP as auditors of the Company for the current fiscal year. Such motion was approved by vote of 1,531,730 shares in favor, 1,364 shares against and 954 shares abstaining.

Item 5.  Other Information
--------------------------

     On August 2, 1995, at a special meeting of the Board of Directors of the Company (the "Board") in lieu of annual meeting, the Board unanimously voted, pursuant to Article VI, Section 1 of the By-laws, to the amend the By-laws of the Company by replacing Article IX in its entirety with the following:


                                   ARTICLE IX
                    INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Section 1. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director or an officer of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the corporation to provide broader indemnification rights than such law permitted the corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgment, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such indemnitee in connection therewith; provided, however, that, except as provided in Section 3 of this Article IX with respect to proceedings to enforce rights to indemnification, the corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the corporation.

     Section 2.  The right to indemnification conferred in Section 1 of this
Article IX shall include the right to be paid by the corporation the expenses (including attorney's fees) incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that, if the Delaware General Corporation Law requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including ,without limitation, service to any employee benefit plan) shall be made only upon delivery to the corporation of any undertaking (hereinafter an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal (hereinafter a "final adjudication") that such indemnitee is not entitled to be indemnified for such expenses under this Section 2 or otherwise. The rights to indemnification and to the advancement of expenses conferred in Sections 1 and 2 of this Article IX shall be contract rights and such rights shall continue as to an indemnitee who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the indemnitee's heirs, executors and administrators.

     Section 3. If a claim under Section 1 or 2 of this Article IX is not paid in full by the corporation within sixty (60) days after a written claim has been received by the corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty (20) days, the indemnitee may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit. In
(i) any suit brought by the indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the indemnitee to enforce a right to an advancement of expenses) it shall be a defense that, and (ii) in any suit brought by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the corporation shall be entitled to recover such expenses upon a final adjudication that, the indemnitee has not met any applicable standard for indemnification set forth in the Delaware General Corporation Law. Neither the failure of the corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the indemnitee has not met such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or brought by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Article IX or otherwise shall be on the corporation.

     Section 4. The rights to indemnification and to the advancement of expenses conferred in this Article IX shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the corporation's Certificate of Incorporation, By-laws, agreement, vote of stockholders or disinterested directors or otherwise.

     Section 5. The corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

     Section 6. The corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to the advancement of expenses to any employee or agent of the corporation to the fullest extent of the provisions of this Article with respect to the indemnification and advancement of expenses of officers and directors of the corporation."

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)    Exhibits

     3(b) - By-laws of the Company as currently in effect         Filed herewith

     (b)    Reports on Form 8-K - None.

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


                                    NANTUCKET INDUSTRIES, INC.
                                    (Registrant)
                                    By:






                                    s/Ronald S. Hoffman
                                    --------------------

October 6, 1995                     Ronald S. Hoffman,
                                    Vice President - Finance
                                    (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------

3(b) - By-laws of the Company
as currently in effect                                           Filed herewith