Form 10-Q
period 1995-11-25
NANTUCKET INDUSTRIES INC
filed 1996-01-09
CIK 69623

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  Form 10-Q

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended November 25, 1995
                                       -----------------

                                      OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________________ to ________________

   Commission File Number:  1-8509
                            ------


                          NANTUCKET INDUSTRIES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                                         58-0962699
   --------                                         ----------
   (State of other jurisdiction of                  (IRS Employer Identification
   of incorporation or organization                 No.)


   105 Madison Avenue, New York, New York           10016
   --------------------------------------           -----
   (Address of principal executive offices)         (Zip Code)


                                (212)889-5656
                                -------------
             (Registrant's telephone number, including area code)
      _________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
   days.      X    YES                  NO
            -----                -----

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE
                            PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant had filed all documents and reports required to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by a court.         YES            NO
                                                   -----         -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 22, 1995, the Registrant had outstanding 2,988,796 shares of common stock.

                NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                -------------------------------------------
                              QUARTERLY REPORT
                              ----------------
                      QUARTER ENDED NOVEMBER 25, 1995
                      -------------------------------



                                 I N D E X
                                 ---------

                                                                      PAGE
                                                                      ----
Part I.- FINANCIAL INFORMATION
        ----------------------

     Consolidated balance sheets                                         3

     Consolidated statements of operations                               4

     Consolidated statements of cash flows                               5

     Notes to consolidated financial statements                       6 - 9

     Management's discussion and analysis of
     financial condition and results of operations                   10 - 12


Part II.- OTHER INFORMATION                                           13
          -----------------


Signature                                                             14


                                    Nantucket Industries, Inc. and Subsidiaries

                                     CONSOLIDATED BALANCE SHEETS


                                                                November 25,          February 25,

                                                                    1995                 1995
                                                              ----------------    -----------------
                                                                (unaudited)              (1)

                    ASSETS

  CURRENT ASSETS
    Cash                                                            $25,778               $32,049
    Accounts receivable, less allowance for
      doubtful accounts of $204,000 and $194,000,
      respectively                                                6,986,247             6,472,148
    Inventories (Note 2)                                         11,422,194            10,984,196
    Other current assets                                            466,094               760,054
                                                              -------------         -------------

       Total current assets                                      18,900,313            18,248,447

  PROPERTY, PLANT AND EQUIPMENT - NET                             3,570,763             3,766,871

  OTHER ASSETS,NET                                                   70,879               168,194
                                                              -------------         -------------

                                                                $22,541,955           $22,183,512
                                                              =============         =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Current maturities of long-term debt                         $1,155,000              $975,000
    Accounts payable                                              1,581,154             2,405,989
    Accrued salaries  and employee benefits                         360,015               811,882
    Accrued unusual charge (Note 5)                                 465,000               465,000
    Accrued expenses and other liabilities                          376,619               358,267
    Accrued royalties                                               319,662               399,546
    Income taxes payable                                             45,194                 2,640
                                                              -------------         -------------
       Total current liabilities                                  4,302,644             5,418,324

  LONG-TERM DEBT                                                 11,152,295             9,941,799

  ACCRUED UNUSUAL CHARGE  (Note 5)                                  789,114             1,058,330

  NOTE PAYABLE TO RELATED PARTY  (Note 5)                                                 300,000
                                                              -------------         -------------
                                                                 16,244,053            16,718,453


  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting
     convertible and are issued and outstanding                         500                   500
    Common stock, $.10 par value; authorized
     6,000,000 shares; issued 2,991,848                             299,185               299,185
    Additional paid-in capital                                   11,576,898            11,576,898
    Accumulated deficit                                          (5,538,232)           (6,340,135)
                                                              --------------        --------------
                                                                  6,338,351             5,536,448

  Less 3,052 shares (10,552 at February 25, 1995) shares of
    common stock held in treasury, at cost                           40,449                71,389
                                                              -------------         -------------
                                                                  6,297,902             5,465,059
                                                              -------------         -------------
                                                                $22,541,955           $22,183,512
                                                              =============         =============

  (1) Derived from audited financial statements

  The accompanying notes are an integral part of these statements.

                                     Nantucket Industries, Inc. and Subsidiaries

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (unaudited)


                                           Thirty-nine Weeks Ended         Thirteen Weeks Ended
                                       ------------------------------   ---------------------------

                                       November 25,      November 26,    November 25,  November 26,
                                         1995              1994            1995          1994
                                       ------------      ------------    ------------  ------------


 Net sales                             $27,701,932     $28,713,098        $9,848,694   $10,995,726
 Cost of sales                          20,455,527      22,529,333         7,333,568     8,621,446
                                       -----------     -----------      ------------   -----------

  Gross profit                           7,246,405       6,183,765         2,515,126     2,374,280



 Selling, general and
   administrative expenses               5,746,473       5,764,594         1,974,761     2,042,738

 Unusual charge (credit) (Note 5)         (300,000)      1,252,400          (300,000)
                                      -------------   ------------       ------------   ----------

  Operating profit (loss)                1,799,932        (833,229)          840,365       331,542
Interest expense                           998,029         887,846           342,535       307,098

      Net income (loss)                    801,903      (1,721,075)           497,830       24,444
                                      ============    =============      ============   ==========

 Net income (loss) per share                 $0.27          ($0.65)            $0.17         $0.01
                                      ============    =============      ============   ==========

 Weighted average common shares          2,983,576       2,663,103         2,986,159     2,978,796
   outstanding                        ============    ============       ===========    ==========






         The accompanying notes are an integral part of these statements.

                                    Nantucket Industries, Inc. and Subsidiaries

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Thirty-nine Weeks Ended
                                                           ---------------------------------
                                                             November 25,   November 26,
                                                                1995           1994
                                                           --------------  -------------
Cash flows from operating activities
  Net income (loss)                                         $801,903      ($1,721,075)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities
    Depreciation and amortization                            271,908          238,676
    Provision for doubtful accounts                           90,000           60,000
    Unusual charge                                          (300,000)       1,252,400
    Treasury stock issued in compliance with credit           30,190                -
      agreement
    Provision for obsolete and slow moving inventory         180,000          180,000
    Decrease (increase) in assets
     Accounts receivable                                    (604,099)      (3,512,180)
     Refundable income taxes                                        -         527,237
     Inventories                                            (617,998)      (1,730,123)
     Other current assets                                    293,960           37,032
    (Decrease) increase in liabilities
     Accounts payable                                       (824,835)      (1,226,856)
     Accrued expenses and other liabilities                 (513,399)      (1,260,963)
     Income taxes payable                                     42,554           (7,544)
     Accrued unusual charge                                 (269,216)        (627,136)
                                                      ---------------   --------------

    Net cash used in operating activities                 (1,419,032)      (7,790,532)
                                                      ---------------   --------------


Cash flows from investing activities
 Additions to property, plant and equipment                  (75,800)        (350,368)
 Decrease in other assets                                     97,315            4,409
                                                      ---------------   --------------


   Net cash provided by (used in) investing                   21,515         (345,959)
    activities                                        ---------------   --------------


Cash flows from financing activities
 Payments of previous line of credit agreement                     -       (5,090,294)
 Payments of long-term debt and capital lease obligations          -         (500,000)
 Issuance of convertible preferred stock                           -        1,000,000
 Net proceeds from sale of treasury stock                        750        2,901,351
 Borrowings under line of credit agreement, net            1,390,496        9,259,553
                                                      ---------------   --------------


   Net cash provided by financing activities               1,391,246        7,570,610
                                                      ---------------   --------------


    NET DECREASE IN CASH                                     ($6,271)       ($565,881)

Cash at beginning of period                                   32,049          595,918
                                                      ---------------   --------------


Cash at end of period                                        $25,778          $30,037
                                                      ===============   ==============


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

 Cash paid during the period:

  Interest                                                  $920,411         $705,906
                                                      ===============   ==============


  Income taxes                                                     -          $60,577
                                                      ===============   ==============



The accompanying notes are an integral part of these statements

                         NANTUCKET INDUSTRIES, INC.
                         --------------------------
                              AND SUBSIDIARIES
                              ----------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
      THIRTY-NINE WEEKS ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994
      ---------------------------------------------------------------
                                (unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated balance sheet as of November 25, 1995 and the consolidated statements of operations for the thirty-nine and thirteen week periods and statements of cash flows for the thirty-nine weeks ended November 25, 1995 and November 26, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at November 25, 1995 and the results of their operations for the thirty-nine and thirteen week periods and cash flows for the thirty-nine weeks ended November 25, 1995 and November 26, 1994 have been made on a consistent basis.

           The consolidated balance sheet as of November 26, 1994 and the consolidated statements of operations for the thirty-nine and thirteen week periods and statements of cash flows for the thirty-nine weeks ended November 26, 1994 have been restated and an amended Form 10-Q filed with regards to the unusual charge discussed in Note 5 Unusual Charge.

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

2.   INVENTORIES

          Inventories are summarized as follows:

                           November 25,        February 25,
                             1995                 1995
                         -------------         --------------

     Raw materials       $   1,564,510         $  1,960,413
     Work in process         6,984,183            5,594,387
     Finished goods          2,873,501            3,429,396
                         -------------         ------------
                          $ 11,422,194         $ 10,984,196
                         -------------         ------------

                         NANTUCKET INDUSTRIES, INC.
                         --------------------------
                              AND SUBSIDIARIES
                              ----------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
      THIRTY-NINE WEEKS ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994
      ---------------------------------------------------------------
                                (continued)
                                (unaudited)

3.   INCOME TAXES

          At November 25, 1995 the Company had a net deferred tax asset in excess of $4,600,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. In addition, the Company had a net operating loss carryforward for book and tax purposes of approximately $12,000,000 and $9,000,000 respectively. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements.

4.   STOCKHOLDERS' EQUITY

          On March 22, 1994, the Company sold to its Management Group 5,000 shares of non-voting convertible preferred stock for $1,000,000.
     These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate and approximate $138,000 at November, 1995. Such dividends are convertible into common stock at the rate of $5.00 per share. These preferred shares are redeemable, at the option of the Company, on or after February 28, 1999 and have a liquidation preference of $200 per share.

          On August 22, 1994, the Company sold 490,000 shares of its common treasury stock to GUESS?, Inc. and certain of its affiliates at $6.00 per share. The treasury stock issued had an average cost of $6.52 per share. Accordingly the difference between the net proceeds, approximating $2,900,000 and the treasury share's cost of $3,196,000 was applied to the Company's Retained Earnings.

          In connection with the Company's refinancing on March 22, 1994, the Company entered into a $2,000,000 Term Loan Agreement with Chemical Bank. Mandatory prepayments of $1,000,000 were made in the prior fiscal year and, pursuant to the agreement, were applied to the scheduled payments which were due December 15, 1994 and June 15, 1995. Pursuant to the agreement, the Company issued to Chemical Bank 10,000 treasury common shares, 7,500 in the current fiscal year and 2,500 at the end of the prior fiscal year, related to mandatory prepayments which were not made. As described in Note 6, this agreement was amended on December 15, 1995.

                         NANTUCKET INDUSTRIES, INC.
                         --------------------------
                              AND SUBSIDIARIES
                              ----------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
      THIRTY-NINE WEEKS ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994
      ---------------------------------------------------------------
                                (continued)
                                (unaudited)

5.   UNUSUAL CHARGE

          In November, 1992, the Company acquired the Puerto Rico facility, Phoenix Associates, Inc., pursuant to a stock purchase agreement. A portion of the purchase price was debt payable to a related party, the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the Company discovered an inventory variance of $1,700,000 principally attributable to unrecorded manufacturing and material cost variances at the Puerto Rico facility incurred prior to the Company's acquisition of this facility. In connection with the acquisition of the Puerto Rico facility, the Company initiated an action against the former owners of that facility as more fully described in the Company's 1995 Annual Report on Form 10-K.

           In the fourth quarter of fiscal 1994, the Company formulated plans to close the Puerto Rico facility, discontinue a portion of its women's innerwear business, reduce costs and streamline operations. The Company provided, in fiscal 1994, for the costs associated with these matters, including the write-off of unamortized goodwill in the amount of $1,478,000, as an unusual charge. The closing of the Puerto Rico facility required additional write-offs, reflected as an unusual charge of $1,252,400 in the period ended November 26, 1994.

          In March, 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. Through November 25, 1995 $654,000 of this accrual has been paid; $391,000 through February, 1995 and $263,000 in the current fiscal year through November 25, 1995.

          In the third quarter of the current fiscal year, the Company concluded that its counterclaims against the holder of the note payable from a related party described above are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote. Accordingly the Company has eliminated this payable and reflected such reduction as an unusual charge in the accompanying financial statements.

                         NANTUCKET INDUSTRIES, INC.
                         --------------------------
                              AND SUBSIDIARIES
                              ----------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
      THIRTY-NINE WEEKS ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994
      ---------------------------------------------------------------
                                (continued)
                                (unaudited)



6.   CREDIT AGREEMENT AMENDMENT


Pursuant to the terms of the $2,000,000 Term Loan Agreement with Chemical Bank, scheduled installments of $500,000 each were due on December 15, 1995 and March 15, 1996. As of December 15, 1995 the Company agreed to an amendment providing for payments of $100,000 each on December 31, 1995 and January
31, 1996, with the remaining $800,000 to be paid in 15 equal installments commencing March 31, 1996. As of November 25, 1995, the accompanying financial statements reflect $320,000 as the non current portion of this loan.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of Operation
--------------------

Sales

Net sales for the nine months ended November 25, 1995 decreased 3.5% from prior year levels to $27,702,000. Most of this decline reflects the elimination of unprofitable product lines. The sales decline in the Company's core men's fashion underwear products for the nine months to date was 2.6%.

A soft retail environment contributed to an overall 10% decrease in third quarter sales levels, generally in the core mens' fashion underwear products. Increases in the GUESS? intimate apperal products were offset by decreases resulting from the elimination of unprofitable product lines.

The year to date and third quarter also reflect the impact of:

                                                    Increase (Decrease)
                                                 9 Months          3rd Quarter
                                                ----------         -----------

Elimination of unprofitable product lines      ($1,713,000)         ($298,000)
GUESS? product line increased sales             $1,326,000           $186,000


Third quarter and nine months net sales were impacted favorably by the introduction of the JC Penney Arizona line.

Gross Margin

Gross profit margins continued to improve from prior year levels as follows:

                                                9 Months       3rd Quarter
                                                --------       -----------

     Current fiscal year                          26.2%            25.5%
     Prior fiscal year                            21.5%            21.6%


  This is a result of the improved product mix from the increased sales of the higher margin GUESS?
Innerwear line, the elimination of the unprofitable products, improved plant efficiencies and lower cost product sources.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                (Continued)



Selling, general and administrative expenses

Selling, general and administrative expenses for the third quarter declined 3% to $1,975,000 from the prior year level. For the nine months, there was a slight decrease of $18,000. These changes are generally due to the variable selling costs related to the changes in net sales. Selling, general and administrative expenses for the third quarter of the current fiscal year include a charge of $43,000 related to a minor franchise tax adjustments of prior years. The nine months in the current fiscal year have been reduced by a $102,000 recovery of an insurance claim which was expensed in the fourth quarter of the prior fiscal year.


Unusual charge

Prior year results reflect an unusual charge of $1,252,400 related to additional costs incurred with the shutdown of the Puerto Rico facility.

In November, 1992, the Company acquired the Puerto Rico facility, Phoenix Associates, Inc., pursuant to a stock purchase agreement. A portion of the purchase price was debt payable to a related party, the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the Company discovered an inventory variance of $1,700,000 principally attributable to unrecorded manufacturing and material cost variances at the Puerto Rico facility incurred prior to the Company's acquisition of this facility. In connection with the acquisition of the Puerto Rico facility, the Company initiated an action against the former owners of that facility as more fully described in the Company's 1995 Annual Report on Form 10-K. In the third quarter of the current fiscal year, the Company concluded that its counterclaims against the holder of the note payable from a related party incurred in connection with the acquisition of the Puerto Rico facility in November, 1992 are in excess of the $300,000 due. In the opinion of legal counsel and management, the likelihood of any payment of this note is remote. Accordingly the Company has eliminated this payable and reflected such $300,000 reduction as an unusual credit in the accompanying financial statements.



Interest expense

The increase in interest expense of $110,000 for the nine months is primarily due to the higher prime rates in effect during fiscal year 1996. The $36,000 increase in the third fiscal quarter reflects an increase in levels of financing.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                (Continued)


Liquidity and Capital Resources
-------------------------------

In March, 1994 the Company was successful in refinancing its credit agreements with (i) a three year $15,000,000 revolving credit facility, including a $3,000,000 letter of credit facility, with Congress Financial,
(ii) a $2,000,000 Term Loan Agreement with Chemical Bank and (iii) an additional $1,500,000 Term Loan with Congress replacing the Industrial Revenue Bond financing of the Cartersville, Georgia manufacturing plant. Additionally, the $1,000,000 investment in the Company by the Management Group and the sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates increased the Company's liquidity and capital resources. The net proceeds of $2.9 million from the sales of treasury shares was used to prepay $500,000 of bank debt and the balance provided additional working capital resources.

Under the terms of the $2,000,000 Term Loan Agreement with Chemical Bank, scheduled installments of $500,000 each were due on December 15, 1995 and March 15, 1996. As of December 15, 1995 the Company agreed to an amendment providing for payments of $100,000 each on December 31, 1995 and January 31, 1996, with the remaining $800,000 to be paid in 15 equal installments commencing March 31, 1996. As of November 25, 1995, the accompanying financial statements reflect $320,000 as the non current portion of this loan.


The Company believes that the credit facility provides adequate financing flexibility to fund its operations.

Working capital increased $1,768,000 from year-end levels to $14,598,000. This increase reflects an increase in inventory levels caused by the lower sales levels experienced in the overall retail environment, increase in accounts receivables due to seasonal sales, and a $1.3 million reduction of accounts payable and accrued liabilities. In addition, working capital was increased by the $320,000 non current portion of the Chemical loan which was previously classified as current.

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

None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

None

Item 5.  Other Information
--------------------------

     One December 15, 1995 the Company amended its Credit Agreement dated March 21, 1994 with Chemical Bank. Pursuant to that amendment, the required payments on the Company's term loan were extended from $500,000 due on each of December 15, 1995 and March 15, 1996 to $100,000 on each of December 31, 1995 and January 31, 1996 and the $800,000 balance payable in 15 monthly installments commencing March 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (c) Exhibits

          10(vv) First Amendment, dated as of December 15, 1995,        Filed
          to Amended and Restated Credit Agreement dated as of          Herewith
          March 21, 1994, among Nantucket Industries, Inc. and subsidiaries and Chemical Bank.

     (b) Reports on Form 8-K                                            None

                                 SIGNATURE
                                 ---------




     Pursuant to the requirements of the 'Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NANTUCKET INDUSTRIES, INC.
                              (Registrant)
                              By:









                              s/Ronald S. Hoffman
                              --------------------

January  8, 1996              Ronald S. Hoffman,
                              Vice President - Finance
                              (Chief Accounting Officer)