Form 10-K
period 1996-03-02
NANTUCKET INDUSTRIES INC
filed 1996-05-31
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 2, 1996

Commission file number     1-8509

                           NANTUCKET INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                58-096269
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

 105 Madison Avenue, New York, New York             10016
 (Address of principal executive offices)         (Zip Code)


                                 (212) 889-5656
                         (registrant's telephone number)


       Common Stock, $.10 par value          American Stock Exchange
Securities registered pursuant to     Name of each exchange on which registered
Section 12(g) of the Act:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of May 21, 1996, based on the closing price of the Common Stock on the American Stock Exchange on said date was $9,775,000.

As of May 21, 1996, the Registrant had outstanding 2,988,796 shares of Common Stock not including 3,052 shares classified as Treasury Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE.

The following items are incorporated by reference from the proxy statement for the fiscal year ended March 2, 1996:

PART III - Items 10, 11, 12, 13.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

General
- -------

   Nantucket Industries, Inc. (the "Company") produces and distributes popular priced branded men's' fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. Nantucket also produces, under the GUESS? label, women's innerwear which it sells to department and specialty stores. This allows the Company to be a major supply source for men's' and women's undergarments and intimate apparel covering many retail price points. Production and distribution of the Company's product lines is based in its facility in Cartersville, Georgia. From November, 1992 to July 1, 1994, when it was closed, the Company had a manufacturing facility in Rio Grande, Puerto Rico. In addition, substantial quantities of the Company's products are manufactured by offshore production contractors located in the Far East, Caribbean Basin and South America.

   Since its founding in 1947, the Company has gradually evolved into a major manufacturer of high fashion, creatively styled men's' and ladies' undergarments. With this transition has come an increased emphasis upon quality control, creative fashion design, innovative marketing and brand name recognition. With the commencement in fiscal 1994 of the GUESS? Division, the Company has expanded its customer base from mass merchandisers and chain stores, to better department stores and specialty stores.

Restructuring Strategy
- ----------------------

   In recent years, the Company was burdened with an unprofitable Puerto Rico facility and low margin product lines which created challenges in its business, profitability and financial resources. In the fourth quarter of the fiscal year which ended February 26, 1994 the Company began the implementation of a restructuring strategy to improve operating results and enhance its financial resources.

   Specific steps taken included:

           .   The shutdown of the Puerto Rico facility

           . Improving the product mix by eliminating unprofitable lines (women's products other than those sold under the GUESS? license and socks) and terminating business with Avon Products, the principal customer of the Puerto Rico facility

           . Terminating the employment contracts of its former chairman and vice chairman,

           . Increasing equity through a $1 million private placement to the new management team and the sale of $2.9 million of treasury stock to GUESS?.

           . Obtaining additional working capital financing through the restructuring of credit facilities.

    In April, 1996 the Company signed a letter of intent for a $3.5 Million private placement consisting of 250,000 shares of common stock and $2,625,000 of 12.5% convertible subordinated debentures due August 31, 2001. The debentures will be secured by a second mortgage on the Company's manufacturing and distribution facility in Georgia and are convertible into 467,167 shares of common stock in specified amounts after specified dates at prices ranging from $5.10 to $6.00. Closing of the transsaction is expected in early June, 1996.

   In connection with the implementation of these actions, the Company reflected, as described in Note 2 of its financial statements for the fiscal years ended February, 1995 and February, 1994, unusual charges, of $1,252,400 and $5,450,000, respectively. The combined charges for both years include approximately $760,000 of expenses incurred in closing the Puerto Rico facility, write-downs and reserves of asset values and other non-cash items ($1.5 million write-off of goodwill, $2.1 million writedowns of inventory, $530,000 writedowns of fixed assets) and the accrual for the severance payments to the former Chairman and Vice Chairman of the Board ($1,765,000). As described below, in fiscal 1996 the Company recorded an unusual credit of $300,000 related to the elimination of a subordinated note payable associated with the purchase of the Puerto Rico facility since the likelihood of payment on such note is considered remote.


Phoenix Associates, Inc.
- ------------------------

    As of November, 1992, the Company acquired all of the stock of Phoenix Associates, Inc. ("Phoenix") located in Puerto Rico. Phoenix manufactured men's' and ladies' undergarments and ladies' apparel as an exclusive contractor of the Company. The purchase price was $1,500,000 plus contingent payments based on sales and margins of products sold to Avon Products, Inc., a major customer of Phoenix.

    In April, 1993, in connection with the annual audit of the Company's financial statements for the fiscal year ended February, 1993, the Company discovered an inventory variance of $1,700,000 at the Phoenix facility. The Company determined that this was principally attributable to previously unrecorded manufacturing and material cost variances at the Phoenix facility.

    The ongoing manufacturing inefficiencies and cost variances continued and, in the fourth quarter of fiscal 1994, the Company formulated plans to close this facility. Operations at this facility ceased as of July, 1994.

    For the year ended February, 1994 an unusual charge was recorded which included $3,308,000 attributable to the shutdown of this facility. A final assessment associated with this closing required additional write-offs, reflected as an unusual charge of $1,252,400 in fiscal 1995. These charges, related to the closing of the Phoenix facility, are as follows:

                                                Fiscal 1995     Fiscal 1994

              Shutdown Costs                       $160,000        $300,000
              Write-off Goodwill                                 $1,478,000
              Write-off Inventory                $1,092,400      $1,000,000
              Write-down of Property, Plant
              and  Equipment                                       $530,000

         In 1993, the Company, and its wholly-owned subsidiary, Nantucket Mills, Inc. initiated an action against the former owners of the Puerto Rico facility. In the third quarter of the current fiscal year, the Company concluded that its claims against the holder of a note payable from Mills are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note being required is remote. Accordingly the Company has eliminated this payable and reflected such reduction as an unusual credit in the accompanying financial statements.

   Financing Arrangements
   ----------------------

        Revolving Credit

                  The company had a $9.5 million secured borrowing facility with Chemical Bank which expired on February 28, 1994. On March 22, 1994, the Company entered into a new $15 million three year revolving credit facility with Congress Financial Corp. The revolving credit agreement provides for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 1-3/4% to 3% above prime. The agreement requires, among other provisions, the maintenance of certain working capital and net worth and also contains restrictions regarding payment of dividends. Borrowings under the agreement are collateralized by substantially all of the assets of the Company.

                  In connection with this refinancing, the Company used $5,090,000 of the proceeds of the revolving credit facility to reduce the balance due to Chemical Bank and simultaneously entered into a $2,000,000 Term Loan Agreement with Chemical Bank. At December 15, 1995 $1,000,000 was outstanding under this loan. Pursuant to an amendment to this agreement, the Company made payments of $100,000 each on December 31, 1995 and January 31, 1996 and agreed to pay the remaining $800,000 in 15 equal installments commencing March 31, 1996. The amendment also requires certain prepayments in the event the Company refinances any existing debt or obtains additional equity or debt financing. Pursuant to the agreement, the Company issued 10,000 treasury common shares related to its decision to defer making the mandatory prepayments.

         Real Estate Financing

                  On June 8, 1994 the Company borrowed $1,500,000 under a separate five year term loan with Congress Financial Corp. and repaid a $1,700,000 Industrial Revenue Bond financing. The Congress loan is secured by the Company's facility in Cartersville, Georgia.


Capital Investment and Change of Management
- -------------------------------------------

   Simultaneously with the financing transactions described above, on March 22, 1994 the Samberg Group, L.L.C. (the "Group"), a limited liability company organized under the laws of Delaware and comprising as members Stephen M. Samberg ("Samberg"), Stephen P. Sussman, Robert Polen , Raymond L. Wathen and, effective January 30, 1995 , Toby Hoffman (collectively, the "Group Members") purchased 5,000 shares of the Company's Non-Voting Convertible Preferred Stock ("Preferred Stock") for $1,000,000. The Preferred Stock acquired by the Group is convertible into shares of Common Stock, $.10 par value per share, of the Company ("Common Stock") at the rate of $5.00 per share.

   Also, on March 22, 1994, Samberg, President of the Company, was elected Chairman of the Board, Chief Executive Officer and Treasurer of the Company by the board of directors of the Company (the "Board"). Concurrently, George J. Gold resigned as Chairman of the Board and Treasurer of the Company and Donald
D. Gold resigned as Vice Chairman of the Board and Secretary of the Company. (George J. Gold and Donald D. Gold are referred to herein collectively as the "Golds".)

   The Golds' existing employment contracts (the terms of which expire on February 28, 1999) have been canceled and replaced by a Termination and Severance Agreement pursuant to which the Golds will receive aggregate payments for severance of approximately $400,000 per year and other benefits for five years. Included in the unusual charge provided in the financial statements for the fiscal year ended February 26, 1994 is $1,765,000 attributable to the accrual of the present value of such severance payments.

   Also, effective as of March 22, 1994 Messrs. Philip A. Gold and Drew F. Wofford resigned as directors. Such vacancies have been filled by electing as directors Raymond L. Wathen, the President of the Company's GUESS? division, and Ronald S. Hoffman, who at the date of his election was not affiliated with the Company. As of July 1, 1994, Mr. Hoffman joined the Company as Vice President Finance and Chief Financial Officer; he remains a director.

   Finally, all of the Golds, The Group, the Group Members and the Company have entered into a voting trust agreement (the "Voting Trust Agreement") for a term of five years, providing for the Voting Trustee thereunder to vote shares owned by such parties as follows:

             (i) in all elections for director through the 1996 election, in favor of the two Golds, the Group Non-Employee Director (as defined in the Voting Trust Agreement generally to mean a nominee of the Group who is not an employee of the Company), Samberg,

            Wathen (or replacements therefor designated by the Group), and Robert M. Rosen and/or one or more other directors who are neither employees of the Company nor affiliates or close associates of a competitor or licensor of the Company ("Non-Employee Directors") nominated in accordance with the Voting Trust Agreement (if any directors so elected fail to finish their respective three-year terms, the election of their successor would be subject to the same requirements);

            (ii) in all elections for director through the remaining term of the Voting Trust Agreement, in favor of the two Golds, Samberg and one other nominee designated by the Group, and with respect to other nominees in accordance with the direction of the beneficial owners of the shares in the voting trust with respect to their respective shares, provided that any such owner wishing to vote against any nominee must give notice thereof at least 15 days prior to the vote;

            (iii) with respect to any merger, sale of assets, share issuance requiring shareholder approval or similar transaction outside of the ordinary course of business, as directed by the beneficial holders of the shares held in the voting trust with respect to their respective shares; and

            (iv) with respect to any other matter in accordance with the vote of a plurality of the holders of Common Stock other than the shares held in the voting trust, provided that if fewer than 50% of such shares in the aggregate are voted (either for or against) with respect to such matter, the Trustee shall abstain from voting with respect to such matter.

   The total number of shares of Common Stock subject to the Voting Trust Agreement as of the date hereof is 708,923 which represents approximately 24% of the outstanding Common Stock and which does not include shares of non-voting Preferred Stock owned by the Group and convertible to Common Stock.

Products and Sales
- ------------------

   The Company manufactures and sells men's' fashion underwear to mass merchandisers and, in the case of the GUESS? division, men's' and ladies' undergarments to better department and specialty stores, primarily through direct contact by salaried and commissioned Company sales personnel. All sales are made to customers generally not affiliated with the Company. These goods are sold under various licensed trademarks as well as under the private label of the customer. The Company promotes its brand name undergarments with seasonal marketing programs and sales events. Through the fiscal year ending February 26, 1994, the Company also sold ladies' socks and hosiery.

   The Company operates as a single business segment. Net sales and operating profits or losses for each of fiscal years ending March, 1996, February, 1995 and February, 1994 are presented in the accompanying financial statement captioned "Consolidated Statements of Operations".

Mens' Undergarments
- -------------------

   The Company's men's' fashion briefs are sold primarily under the licensed trademarks "BRUT", "BRUT 33", "BRITTANIA", "ARROW", "BOTANY 500" and "GUESS?". The Company targets undergarments marketed under each of these trademarks to different segments of the market.


GUESS? Division
- ---------------

   The Company sells ladies' innerwear and men's undergarments under the licensed trademark "GUESS?". These products are distributed through better department and specialty stores. Sales of GUESS? products commenced at the end of the third fiscal quarter of fiscal 1994 and did not account for a significant percentage of the Company's consolidated net sales during that year. Sales in fiscal 1996 and 1995 of GUESS? products aggregated $ 4.9 million and $3.1 million respectively.


Eliminated Product Lines
- ------------------------

   Ladies' Undergarments and Outerwear
   -----------------------------------

            The ladies' undergarment and outerwear division manufactured and sold a number of products including panties, crop tops, bodysuits, sports bras, thermal underwear, sweatshirts, night shirts, boxer shorts, and specially designed panties for incontinent women. During fiscal 1994, the Company ceased operations at this division in order to focus its resources on the higher margin Mens' and GUESS? divisions.


            The Company continues to design, manufacture and sell ladies' innerwear through the GUESS? division.


            Ladies' undergarments and outerwear accounted for approximately 3% of the Company's consolidated net sales in fiscal 1994.

   Women's Sock Division
   ---------------------

           The women's sock division shipped basic, sports and fashion sock styles in single and multi-pair packages to mass merchants, specialty stores and shoe chains. The Company did not manufacture any socks or hosiery and acquired all its product from independent domestic sources. During fiscal 1994, the Company ceased operations at this division.

           Sales of women's socks and hosiery accounted for approximately 10% of the Company's consolidated net sales in fiscal 1994.

   Avon Products, Inc.
   -------------------

            The principle customer of the Company's Phoenix facility in Puerto Rico was Avon Products, Inc. In conjunction with the shutdown of this facility, the Company terminated its business with Avon. Sales to Avon represented 12% of the Company's consolidated net sales in fiscal 1994.


Sources of Materials
- --------------------

   The Company uses primarily cotton and synthetic fabrics (nylon, polyester and acetate) for its undergarment products. At present, adequate supplies of raw materials are available from numerous sources. The Company purchases raw material from numerous domestic sources and purchases complete garments from foreign manufacturers located in the Far East, Mexico and the Caribbean Basin and has products sewn in the Caribbean basin and Colombia. Such foreign manufacturers account for production of approximately 70% of all the Company's products.

    The Company does not have any long term contracts with any of its foreign manufacturers.

Licenses and Trademarks
- -----------------------

   On December 7, 1992, the Company signed an agreement with GUESS?, Inc. for the exclusive United States rights to produce and sell undergarments bearing the "GUESS?" trademark and variations thereof. Effective May 31, 1996, the license was extended through the period ended May 31, 1999. Minimum royalties of $70,000 for the 18-month period ended May 31, 1994, $105,000 for the 12 month period ended May 31, 1995 and $140,000 for the period to end May 31, 1996 were exceeded. Minimum royalties will increase by $35,000 in each 12-month period thereafter. The license is subject to termination prior to its expiration if certain minimum sales goals are not met. Such minimum sales goals of $1 million for the 18-month period December 1, 1992 through May 31, 1994 , $2 million for the 12 months ended May 31, 1995 and $3 million for the period to end May 31, 1996 were exceeded. For the contract year ending May 31, 1997, minimum sales of $8 million are required. For each contract year ending in May thereafter, the minimum sales goal increases by $2,000,000. The Company began shipping product under this trademark during the third quarter of fiscal 1994. Net sales of GUESS? products were $4.9 million in fiscal 1996, $3.2 million in fiscal 1995 and $620,000 in fiscal 1994. Sales for the contract year ending May, 1996 will exceed the minimum.

   On September 6, 1988, the Company acquired a license with BRITTANIA Sportswear, Ltd. a wholly owned subsidiary of Levi Strauss, to manufacture and market men's' underwear and ladies' intimate apparel, including bra and panty coordinates,and, as of January, 1996, men's and ladies loungewear, under the trademark "BRITTANIA". The license, which is to expire in December, 1996 is expected to be renewed for at least a two year term with additional renewal options expected. Minimum royalties of $144,000 in calendar year 1994, $220,000 in calendar year 1995 and $230,000 in calendar year 1996 are guaranteed under this license. Sales under this license represented approximately $14.6 million in fiscal 1996, $14.2 million in fiscal 1995 and $6.9 million in fiscal 1994.

   The Company's license for use of the "BRUT" and "BRUT 33" trademarks in connection with its men's' undergarments expires in February 1998. The license may, however, be revoked prior to its expiration, at the licensor's option, in the event that net sales are less than $5,000,000 in any fiscal year. Products sold under the "BRUT" and "BRUT 33" license agreements represented $5.1 million in fiscal 1996, $6.5 million in fiscal 1995 and $8.3 million in fiscal 1994. A minimum royalty of $100,000 is guaranteed under the License for each annual period.

   On October 5, 1992, the Company signed an agreement with Cluett, Peabody & Co., Inc. for the exclusive United States rights to produce and sell men's' and boys' fashion underwear, T-shirts, V-neck shirts, tank tops, briefs and boxer shorts bearing the "ARROW" trademark during the period commencing January 1, 1993 and expiring, as extended, through December 31, 1999. A minimum royalty of $162,500 is guaranteed under the license for each annual period commencing January 1, 1993 and expiring on December 31, 1996; and a minimum royalty of $250,000 is guaranteed for each such period during the extension period. The Company began shipping product under this trademark during the first quarter of fiscal 1994. Net sales under this license were $4.8 million in fiscal 1996, $4.3 million in fiscal 1995 and $6.3 million in fiscal 1994.

   On December 21, 1992, the Company signed an agreement with McGregor Corporation for the exclusive United States rights to produce and sell men's' and boys' fashion knit underwear briefs bearing the "BOTANY 500" trademark during the period commencing on January 1, 1993 and expiring, pursuant to an extension, December 31, 1998 with further extensions through December 31, 2001. McGregor Corporation may, at its option, terminate the license prior to its expiration if certain minimum sales goals are not met. Minimum sales levels for calendar 1996 are $750,000 and $1 million for each calendar year thereafter through December 31, 1998. The Company began shipping product under this trademark during the first quarter of fiscal 1994. Net sales under this license were $1.1 million in fiscal 1996, $1.1 million in fiscal 1995 and $991,000 during fiscal 1994.

   On November 20, 1991, the Company signed sublicense agreements with Dawson Consumer Products, Inc. for the exclusive United States rights to produce and sell men's' high fashion knitted underwear briefs bearing the "ADOLFO" and "JOHN HENRY" trademarks. The license for ADOLFO expired on September 30, 1994. During fiscal 1996, Dawson Consumer Products relinquished its license for the JOHN HENRY trademark. Accordingly, the Company gave up its right to the JOHN HENRY brand. Net sales of ADOLFO and JOHN HENRY products were not significant in any reported fiscal year.

   The loss of the right to sell products under these labels would have a material adverse effect on the Company.

   On April 3, 1990, the Company signed an agreement with "DANSKIN", a division of Esmark Apparel, Inc., for the exclusive United States rights to produce and sell women's socks bearing the DANSKIN trademark. The license expired September 30, 1993. Net sales under this license were approximately $2.2 million for fiscal 1994. The Company has terminated its women's sock division.

Seasonality
- -----------

   Sales of the Company's products are traditionally highest in the third fiscal quarter, which extends through autumn, when many of the pre-Christmas sales are made, and are typically lowest in the fourth fiscal quarter.


Customers
- ---------

   Three of the Company's customers each accounted for more than 10% of the Company's consolidated net sales during fiscal 1996, 1995 and 1994.

   For the fiscal year ended March 2, 1996, approximately 40% of the Company's consolidated net sales were made to K-Mart, as compared to 43% for fiscal 1994, and 27% for fiscal 1994.

   For the fiscal year ended March 2, 1996, approximately 21% of the Company's consolidated net sales were made to were made to Target Stores, as compared to 17% for fiscal 1995 and 15% for fiscal 1994.

   For the fiscal year ended March 2, 1996, approximately 13% of the Company's consolidated net sales were made to Sears, as compared to sales in the prior fiscal year of 12%. Sales in fiscal 1994 were 14% of consolidated sales.

   The Company has long standing relationships with these customers and believes that such relationships will continue. However, loss of any of these customers could have a material adverse effect on the Company.

   For the fiscal year ended February 26, 1994, approximately 12% of the Company's consolidated net sales were made to Avon Products. Substantially all of the goods sold to Avon Products had been produced at the Phoenix Puerto Rico facility. As a result of the shutdown of the Puerto Rico facility, the Company ceased selling products to Avon Products in the fiscal year ended February, 1994.

   No other customer accounted for more than 10% of the Company's consolidated net sales for fiscal 1996, 1995 or 1994.

Delivery Requirements
- ---------------------

   All purchase orders are taken for current delivery and the Company has no long-term sales contracts with any customer, or any contract entitling the Company to be the exclusive supplier of merchandise to a retailer or distributor.

Backlog
- -------

   The backlog of orders for the Company's products at February, 1996 and 1995 was in excess of $2 million. The backlog at the beginning of each fiscal year is traditionally lower than at other times during the year, and is not necessarily indicative of sales prospects for an entire year. Although substantially all of such orders are subject to cancellation, the Company expects them to be filled within the current fiscal year.

   Backlog levels have decreased due to the Company's continuing implementation of "just in time" delivery through EDI (electronic data interchange) with most of the Company's major customers. For fiscal 1996 approximately 95% of the orders for the men's' division were received through EDI. All EDI orders are received and shipped on a weekly basis, and industry wide adoption of EDI has reduced the time between order and delivery. Coupled with the large size of many of the Company's customers, this has tended to increase the levels of inventory that the Company is required to maintain in order to fulfill its customers' requirements. The Company has recognized the need to more closely monitor inventory levels as well as its purchasing function and will seek to obtain from its suppliers the same short term delivery commitments that it affords to its customers.


Competition
- -----------

   All of the Company's markets are highly competitive.

   During the past several years there has occurred a reduction in the number of retailers available to purchase the Company's products. The remaining retailers are relatively larger and possess strengthened negotiating positions. It has become increasingly important that the Company cooperate closely with its customers, who are among the largest retailers in the United States, in the development of products, programs and packaging and that it be able to quickly and completely ship orders which it receives through EDI. During the fiscal year ended February 26, 1994, the Company experienced difficulty in filling all of its orders, caused in large part by the cash shortage resulting from losses at its Puerto Rico facility and the expiration of its financing arrangement with Chemical Bank. The Company's cash position has been improved significantly by the refinancing in March 1994 and the additional equity of $3.9 million raised in fiscal 1995.

   The Company competes in the manufacture of its products with numerous other companies, many of which have substantially greater financial resources than the Company. The Company's competitors include manufacturers of retailers' private label, designer label and unbranded merchandise, as well as manufacturers which produce goods for sale under their own recognized name brands.

   Although the largest producers of branded men's' underwear are Fruit of the Loom, Inc. and Hanes, the Company does not consider these large national brands to be its direct competition. The Company primarily produces and sells fashion underwear either under licensed brands which have consumer recognition in areas other than undergarments or under so-called "private labels" for specific retailers.

   The Company's largest competition in the GUESS? Division's business are Calvin Klein and Jockey.

   The Company has succeeded in licensing brand names which are potentially very significant, primarily as a result of its past successes in extending brand names to its products. The successful implementation of a typical brand name program requires close coordination between the licensor of the trademark (who is concerned about the design and quality of product to be sold under its mark as well as the type of retail outlet in which the products will be sold), the manufacturer and the retailer. The Company considers that it has particular expertise in developing such programs. Other competitive considerations include product design expertise, packaging and shipping reliability, all of which are strong areas for the Company. Of course, there is no assurance that the Company will continue to be successful in acquiring or retaining licenses to use desirable brand names or that, once acquired, such brand names will be attractive to consumers.

   The Company has developed and patented packaging which it believes makes its products more attractive to the consumer and more theft and damage resistant than its competitors' packaging. It involves a transparent plastic blister pack which allows single or multiple garments to be visible in a package which is heat sealed. Unlike the typical cardboard box with only a small transparent window, all garments are visible without the need to open the package and, in fact, the package cannot be opened without a cutting implement. As a result, the Company has received fewer returns of damaged merchandise. This new packaging continues to receive strong acceptance.

Imports
- -------

   The Company fills 70% of its production requirements through imported merchandise produced in factories in Mexico, the Caribbean and the Far East. A variety of sources are utilized in order to increase the reliability of supply. In addition, the Company deals with contractors who cut and sew garments for the Company in various locations including South America and the Caribbean. The primary factors which determine whether the Company will import a specific garment, have it produced by contractors or produce it at the Company's domestic facility are the amount of labor required to produce the garment and the time available between order and delivery dates. Importing is most advantageous for garments with a high labor content and relatively long delivery time.

Environmental Matters
- ---------------------

   The Company believes that its manufacturing facility materially conforms to all governmental regulations pertaining to environmental quality as presently promulgated.

Employees
- ---------

   On March 2, 1996, the Company had a total of approximately 356 employees, of which 331 were located in Cartersville, Georgia. This represents a 28% reduction from the prior level of 498 employees reflecting the Company's decision to transfer domestic production to offshore contracting facilities and expand distribution activities at the Cartersville facility. None of the Company's employees is covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

   The Company's executive offices and showrooms, containing an aggregate of 10,000 square feet of floor area, are located at 105 Madison Avenue, New York, New York. The Company occupies these premises under a lease which expires in May, 1997 and provides for aggregate annual rentals of approximately $242,000, plus increases for certain taxes, energy costs, and any legally required safety improvements.

   The Company owns a 160,000 square foot manufacturing and distribution facility in Cartersville, Georgia. The Cartersville facility is subject to a first mortgage lien to Congress Financial and a second mortgage lien to Chemical Bank collateralizing all of the Company's indebtedness to such lenders. The Cartersville facility is suitable for the manufacture and distribution of the Company's products and provides adequate manufacturing facilities for all planned domestic production.

ITEM 3.  LEGAL PROCEEDINGS

   On September 27, 1993, a civil action (case No. 93-6766) was instituted by the Company and its wholly-owned subsidiary, Nantucket Mills, Inc. ("Mills") in the United States District Court, Southern District of New York, against Stanley
R. Varon and others, seeking compensatory damages of approximately $4,000,000 plus declaratory and injuctive relief for acts of alleged securities fraud, fraudulent conveyance, breach of fiduciary trust and unfair competition. The action arises out of the acquisition by Mills of all of the common stock of Phoenix Associates, Inc. ("Phoenix") from Mr. Varon and Armando Lugo on February 22, 1993. Certain claims against Mr. Varon arise from facts which predate the acquisition of Phoenix as well as from his former positions as a director, officer and employee of Nantucket.

   On September 27, 1993 the Company and Mills filed a Demand for Arbitration and Notice to Arbitrate with the American Arbitration Association Commercial Arbitration Tribunal, with respect to a dispute between the Company and Mills, as claimants, and Mr. Varon and Mr. Lugo, as Respondents. The Demand for Arbitration seeks rescission of the stock purchase agreement, rescission of the employment agreement between Nantucket and Varon, as well as compensatory damages of approximately $4,000,000, all on account of alleged breaches of representations and warranties contained in said stock purchase agreement, fraudulent misrepresentations with respect to Phoenix, and breach of fiduciary trust.

    On November 16, 1993 in connection with such civil action and arbitration proceeding, Mr. Varon filed certain counterclaims against the Company and Mills alleging improper termination and breach of his Employment Agreement with the Company and breach by the Company and Mills of the Stock Purchase Agreement pursuant to which all of the stock of Phoenix was acquired from Messrs. Varon and Lugo. In his counterclaims Mr. Varon is also seeking indemnification and contribution from the Company, Mills and their respective principal officers, directors and employees. Total damages alleged in the counterclaim are approximately $9,000,000. The Company considers the damages in the counterclaims to be unsupportable and believes it will likely prevail in its defenses to all such counterclaims. In the third quarter of the 1996 fiscal year, the Company concluded that its counterclaims against the holder of the note payable from a related party, as described above, are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote.

    On March 29, 1996, the Company and Mills filed an amended Complaint and Demand for Jury Trial which added certain parties as defendants and alleges certain fraudulent activities which constitute a pattern of racketeering activity under the Racketeering Influenced Corrupt Organization Act.

   These actions remain in their preliminary stage, with discovery not yet having been commenced.

   The Company is subject to other legal proceedings and claims which are in the ordinary course of its business. In the Company's opinion, the Phoenix litigation and other legal proceedings will be successfully defended or resolved without a material adverse effect on the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

   The Company's Common Stock, $.10 par value, is traded on the American Stock Exchange under the symbol "NAN".

   Set forth below are the reported high and low prices of the Common Stock for each quarterly period during the past two years, as reported by the American Stock Exchange:

                     Fiscal 1996         High                   Low
                     -----------         ----                   ---

                     First Quarter        $5-5/8               $3-1/2
                     Second Quarter        5-1/2                3-7/8
                     Third Quarter         5-1/4                3-1/16
                     Fourth Quarter        3-3/16               2-5/8

                     Fiscal 1995         High                   Low
                     -----------         ----                   ---

                     First Quarter        $6-5/8               $4
                     Second Quarter        7-5/8                5-5/8
                     Third Quarter         7-1/2                5-1/2
                     Fourth Quarter        6-1/8                4-1/4

   As of May 21, 1996, the Company's Common Stock was held by approximately 358 holders of record.

   The Company has never paid any cash dividends on its Common Stock, and has no present intention of so doing in the foreseeable future. The Company is prohibited from declaring and paying cash dividends on its Common Stock by the terms of its credit agreements with Congress Financial Corporation and Chemical Bank each dated March 22, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the five fiscal years ended March 2, 1996.

   The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

                                                            For Fiscal Year Ended
                                                           ---------------------
                                                   (In thousands, except per share amounts)

                                    MARCH 2,         FEB. 25,          FEB. 26,         FEB. 27,          FEB. 29,
                                    1996             1995              1994             1993              1992

Summary Statements of Operations
- --------------------------------

Net sales                            $35,060          $37,015           $41,634         $46,851           $44,690
Gross profit                           8,328            7,061             5,854           9,652            10,027
Unusual credit (charge)                  300           (1,252)           (5,450)
Net (loss) income                       (239)          (3,147)           (9,450)            359               704

Net (loss) income per share            $(.08)         $ (1.15)           $(3.81)           $.15              $.29
Average shares
    outstanding                        2,985            2,743             2,481           2,439             2,439

Summary Balance Sheet Data
- --------------------------

Total assets                         $18,855          $22,184           $22,195         $30,927           $25,021
Long-term debt (exclusive
    of current maturities)             9,108           11,300             9,750             300             7,700
Working capital                       10,827           12,830            10,262           7,876            16,952
Stockholders' equity                   5,257            5,465             4,697          13,611            13,237

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General
- -------

    In recent years, the Company was burdened with an unprofitable Puerto Rico facility and low margin product lines which created challenges in its business, profitability and financial resources. At the end of the 1994 fiscal year the Company began the implementation of a restructuring strategy to improve operating results and enhance its financial resources. During fiscal 1995, the Company implemented strategies which reduced costs, streamlined its operations and closed its Puerto Rico plant.

    In March, 1994, the Company refinanced its debt and entered into agreements with its principal stockholders and employees to increase its capital, through the sale of $1 million of non-voting convertible preferred stock to management and reduce expenses. In August, 1994, the Company sold treasury stock which increased equity by $2.9 million. Although there can be no assurance that these measures will be successful, the Company believes the steps it has taken provide sufficient liquidity to fund its operations.

    In April, 1996 the Company signed a letter of intent for a $3.5 Million private placement consisting of 250,000 shares of common stock and $2,625,000 of 12.5% convertible subordinated debentures due August 31, 1996. The debentures will be secured by a second mortgage on the Company's manufacturing and distribution facility in Georgia and are convertible into 467,167 shares of common stock in specified amounts after specified dates at prices ranging from $5.10 to $6.00. Closing of the transaction is expected in early June, 1996. The net proceeds will be used to prepay the balance payable to Chemical Bank. Accordingly, the entire balance is included in current liabilities. The remaining net proceeds will be used to reduce the outstanding balance with Congress.

Results of Operation
- --------------------

Sales

    Net sales for the fiscal year ended March 2, 1996 decreased 5% from prior year levels to $35,060,000. Most of this decline was associated with the elimination of unprofitable product lines, including a reduction of $1,024,000 related to the fiscal 1996 elimination of the Company's healthcare line. A soft retail environment contributed to an overall 5.5% decrease in the core men's' fashion underwear products. For the current fiscal year, there was a 55% increase in the sales of the developing GUESS? intimate apparel product line to $4.9 million.

    For the fiscal year ended February, 1995, net sales declined 11% reflecting $9.5 million reduction related to the elimination of unprofitable product lines. Sales in the Company's core men's' fashion underwear division rose 7% over prior year levels. Sales of the GUESS? products grew to $3.2 million, an increase of $2.6 million from prior year levels when the initial shipments began in November, 1993.

     Net sales in fiscal 1994 decreased 11% to $41.6 million, with declines in the sock and women's divisions and a 28% increase in the Mens' division.

    The sales decline in the Women's Division of $3.6 million in fiscal 1995 and $7.9 million in fiscal 1994 was predominantly the result of the termination of the Company's business with Avon Products during the third quarter of fiscal 1994. The sales decline in the Sock Division of $3.4 million in fiscal 1995 and $4.3 million in fiscal 1994 was the result of the Company's decision to not renew its license with DANSKIN, and the Company's decision during 1994 to cease operations at this division

Gross Margin

    Gross profit margins continued to improve from prior year levels as follows:


                                                         Fiscal Year
                                             1996          1995          1994
                                             ----          ----          ----

        Gross Margin %                       24%           19%           14%
        Amount-  % Increase (Decrease)       18%           21%          (39%)

    This is a result of the improved product mix from the increased sales of the higher margin GUESS? Innerwear line, the elimination of the unprofitable products, improved plant efficiencies and lower cost product sources. The gross profit margin in fiscal 1995 reflects non recurring inventory reserves and write-offs generally associated with discontinued product lines which aggregated $652,000. The decrease in gross profit margin in fiscal 1994 was the result of unfavorable manufacturing variances at both Cartersville and Puerto Rico, unfavorable product mixes and inventory write-downs of $500,000.

Selling, general and administrative expenses

    Selling, general and administrative expenses for the 1996 fiscal year declined 3% to $7,554,000 from the prior year level. These changes are generally due to the variable selling costs related to the decreases in net sales. The current fiscal year has been reduced by a $102,000 recovery of an insurance claim which was expensed in the fourth quarter of the prior fiscal year.

    Selling, general and administrative expenses in fiscal 1995 declined $2,028,000 or 21%. This reflects the reduction in senior management salaries resulting from the termination and severance agreements entered into with the former chairman and vice chairman and reduced professional fees. In fiscal 1994, there was a $1.5 million increase in selling, general and administrative costs. This increase was primarily attributable to increased royalties (with licensed brands comprising a higher proportion of the Company's sales), set-up costs incurred in connection with new programs at certain customers and increased accounting, legal and other professional fees, incurred in connection with the refinancing and restructuring described herein and investigation of the Company's fiscal 1993 inventory loss.

    Selling, general and administrative costs represented 21% of sales in fiscal 1996 and 1995 and 23% in fiscal 1994. Many of these costs are substantially fixed. In fiscal 1995, the impact of the termination and severance agreements with the former chairman and vice chairman, a significant fixed element in prior years, is reflected in the lower percentage of these costs to sales.


Unusual (credit) charge

    In November, 1992, the Company acquired the Puerto Rico facility, Phoenix Associates, Inc., pursuant to a stock purchase agreement. A portion of the purchase price was debt payable to the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the Company discovered an inventory variance of $1,700,000 principally attributable to unrecorded manufacturing and material cost variances at the Puerto Rico facility incurred prior to the Company's acquisition of this facility. In connection with the acquisition of the Puerto Rico facility, the Company initiated an action against the former owners of that facility. In the third quarter of the current fiscal year, the Company concluded that its claims against the holder of the subordinated note payable are in excess of the $300,000 due. In the opinion of legal counsel and management, the likelihood of any payment being required on this note is remote. Accordingly, in fiscal 1996, the Company eliminated this payable and reflected such $300,000 reduction as an unusual credit in the accompanying financial statements.

    The operating loss for fiscal 1995 and 1994 includes an unusual charge of approximately $1.3 million and $5.5 million, respectively. Of the total unusual charge of $1,252,500 in fiscal 1995 and $5,450,000 in fiscal 1994, approximately $160,000 in fiscal 1995 and $300,000 in fiscal 1994 represents expenses incurred during fiscal 1995 in closing the Puerto Rico facility, $1,092,000 in the current fiscal year and $3,085,000 in fiscal 1994 represents write-downs of asset values and other non-cash items and $2.1 million in fiscal 1994 represents employee severance payments. The fiscal 1994 accrual of severance payments for the former Chairman and Vice Chairman of the Board ($1,765,000) will reduce compensation expenses over a five year period which commenced in fiscal 1995. The write-down of asset values is not expected to have a material effect on the Company's liquidity.

Interest expense

    The increase in interest expense of $118,000 for the 1996 fiscal year is primarily due to the higher prime rates in effect during fiscal year 1996 and increased in levels of financing.

    Interest expense for fiscal year 1995 was $1,195,000 and $795,000 in fiscal 1994 The increase in fiscal 1995 reflects higher borrowing levels associated with the new credit agreements and increases in the prime rate..

Liquidity and Capital Resources
- -------------------------------

    In March, 1994 the Company refinanced its credit agreements with (i) a three year $15,000,000 revolving credit facility, including a $3,000,000 letter of credit facility, with Congress Financial, (ii) a $2,000,000 Term Loan Agreement with Chemical Bank and (iii) an additional $1,500,000 Term Loan with Congress replacing the Industrial Revenue Bond financing of the Cartersville, Georgia manufacturing plant. Additionally, the $1,000,000 investment in the Company by the Management Group and the sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates increased the Company's liquidity and capital resources. The net proceeds of $2.9 million from the sales of treasury shares was used to prepay $500,000 of bank debt and the balance provided additional working capital resources.

    Under the terms of the Term Loan Agreement with Chemical Bank, scheduled installments of $500,000 each were due on December 15, 1995 and March 15, 1996. As of December 15, 1995 the Company agreed to an amendment in which it made payments of $100,000 each on December 31, 1995 and January 31, 1996, with the remaining $800,000 to be paid in 15 equal installments commencing March 31, 1996.

    The Company believes that the credit facility provides adequate financing flexibility to fund its operations.

    Working capital decreased $2,003,000 to $10,988,000. This decrease reflects a decrease in receivable levels caused by the lower sales levels experienced in the overall retail environment. Inventory levels declined as the impact of increased offshore sourcing reduced the level of raw materials.

    Property, plant and equipment additions were $97,000 for fiscal 1996, $388,000 for fiscal 1995 and $216,000 for fiscal 1994. The revolving credit agreement with Congress Financial provides for the Company to borrow purchase money term loans (up to a maximum of $500,000) of up to 75% of the orderly liquidation value of newly acquired and eligible equipment

   The Company knows of no other trends or uncertainties which have had, or which it expects will have, any material impact on the Company's operations. The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability and its future operations are not expected to be affected significantly by inflation.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Attached hereto at Page F-1 et seq.
                               -- ---

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to Directors and Executive Officers is set forth on the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   Information relating to executive compensation is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information relating to security ownership of certain beneficial owners and Management is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information relating to certain relationships and related transactions is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

                                     PART IV
                                     -------



ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         The following is a list of all exhibits and financial statement schedules filed as part of this report, certain of which documents have been incorporated by reference to documents previously filed on behalf of the Registrant.



(a)(1)   Index to Consolidated Financial Statements of Nantucket Industries,
         Inc.

                                                                          Page

Report of Independent Certified Public Accountants - Grant Thornton LLP    F-1



Consolidated Balance Sheets-

March 2, 1996 and February 25, 1995                                        F-2



Consolidated Statements of Operations - Years Ended

March 2, 1996, February 25, 1995 and February 26, 1994                     F-3



Consolidated Statements of Stockholders' Equity -Years Ended

March 2, 1996, February 25, 1995 and February 26, 1994                     F-4



Consolidated Statements of Cash Flows - Years Ended

March 2, 1996, February 25, 1995 and February 26, 1994                     F-5



Notes to Consolidated Financial Statements                                 F-6



(a)(2)      Financial Statement Schedule

Schedule II - Consolidated valuation and qualifying accounts               F-18

(a) (3) Exhibits

        Exhibits which, in their entirety, are incorporated by reference to any report, exhibit or other filing previously made with the Securities and Exchange Commission are designated by an asterisk (*) and the location of such material is included in its description.


Exhibit No.               Description                                                                   Page No.
- -----------               -----------                                                                   --------
(3)(a)              Certificate of Incorporation as currently                                             *
                    in effect (filed as Exhibit 3(a) to Form 10-K
                    Report for the fiscal year ended February 27,
                    1988 (the "1988 10-K").

(3)(b)              By-Laws as currently in effect (filed as                                              *
                    Exhibit 3(b) to Form 10-Q Report for the quarter
                    ended August 26, 1995.

(4)(a)              Specimen Stock Certificate (filed as Exhibit                                          *
                    4(b) to Registration Statement on Form
                    S-1, No. 2-87229 filed October
                    17, 1983 (the "1983 Form S-1").

(4)(b)              Share Purchase Rights Agreement, dated                                                *
                    as of September 6, 1988, between the Company
                    and State Street Bank and Trust Company (filed
                    as Exhibit 4(a) to Form 8-K Report dated as of
                    September 6, 1988), as amended by the following:
                    Amendment No. 1 dated October 3, 1988 (filed as
                    Exhibit 9 to Schedule 14D-9 Amendment No. 1
                    dated October 4, 1988), Amendment No. 2 dated
                    October 18, 1988 (filed as Exhibit 14 to Schedule
                    14D-9 Amendment No. 2 dated October 19, 1988) and
                    Amendment No. 3 dated November 1, 1988 (filed as
                    Exhibit 4(c) to Form 10-K Report for the fiscal
                    year ended February 25, 1989 (the "1989 10-K"),
                    Amendment No. 4 dated as of November 17, 1988
                    (filed as Exhibit 1 to Amendment No. 1 to Form 8-A,
                    dated November 18, 1988) and Amendment dated as of
                    August 15, 1994 (filed as Exhibit 4(e) to Form 8-K dated
                    August 19, 1994).

(4)(c)              Note Acquisition Rights Agreement dated as of                                         *
                    September 6, 1988 between the Company and State
                    Street Bank and Trust Company, as amended on September 19,
                    1988 (filed as Exhibit 4(b) to Form 8-K Report dated
                    September 6, 1988) as amended by the following: Amendment
                    No. 2 dated October 3, 1988 (filed as Exhibit 10 to Schedule
                    14D-9 Amendment No. 2 dated October 4, 1988), Amendment No.
                    3 dated October 18, 1988 (filed as Exhibit 15 to Schedule
                    14D-9 Amendment No. 2 dated October 19, 1988), Amendment No.





                    4 dated November 1, 1988, (filed as Exhibit 4(d) to the 1989
                    10-K) and Amendment No. 5 dated as of November 17, 1988
                    (filed as Exhibit 2 to Amendment No. 1 to Form 8-A, dated
                    November 18, 1988).

(4)(d)              Certificate of Designation, Preferences and                                           *
                    Rights of Non-Voting Convertible Preferred Stock of
                    Nantucket Industries, Inc. (filed as Exhibit 4 to Form 8-K
                    Current Report dated March 22, 1994 (the "1994 8-K").

(4)(e)              Common Stock Purchase Agreement dated as of                                           *
                    August 18, 1994 by and among Registrant, Guess ?, Inc., the
                    Maurice Marciano 1990 Children's Trust, the Paul Marciano
                    Trust u/t/d 2/20/86, the Armand Marciano Trust u/t/d 2/20/86
                    and The Samberg Group, L.L.C. (filed as Exhibit 4(d) to Form
                    8-K dated August 19, 1994).

(9)                 Voting Trust Agreement by and among the                                               *
                    Samberg Group, L.L.C., George Gold, Donald Gold, Stephen
                    Samberg, Stephen Sussman, Robert Polen, Ray Wathen,
                    Nantucket Industries, Inc., Robert Rosen and Joseph Mazzella
                    dated as of March 21, 1994 (filed as Exhibit 99(b) to 1994
                    8-K).

(10)(a)             Nantucket Industries, Inc. Savings Plan,                                              *
                    effective June 1, 1988 by and between the Registrant and
                    George Gold and Donald Gold as Trustees, Amendment No. 1
                    thereto dated June 22, 1990 and Amendment No. 2 thereto
                    dated November 19, 1990 (filed as Exhibit (10)(a) to Form
                    10-K Report for the fiscal year ended February 29, 1992 (the
                    "1992 10-K")).

(10)(b)             Incentive Stock Option Plan (filed as Exhibit                                         *
                    10(d) to the 1988 10-K).

(10)(c)             1988 Nantucket Industries, Inc. Nonstatutory                                          *
                    Stock Option Plan (filed as Exhibit 10(c) to the 1989 10-K).

(10)(e)(i)          Trademark Agreement between Registrant and                                            *
                    Faberge, Incorporated dated November 1, 1980 ("Trademark
                    Agreement") regarding the trademarks "Faberge" and "BRUT"
                    for use with men's and boy's underwear and bathing suits
                    (filed as Exhibit 10(g)(i) to 1987 10-K); Amendment dated
                    November 16, 1982 regarding the trademark "BRUT 33" (filed as Exhibit 10(m) to 1983 S-1); Letter dated August 24, 1983 from Faberge to Registrant with respect to renewal of the Trademark Agreement for an additional five year period
                    (filed as Exhibit 10(g)(iii) to 1987 10-K); Amendment dated
                    May 6, 1983 regarding the trademarks "BRUT Medallion Design" and "Brut Royale" (filed as Exhibit 10(k)(ii) to 1983 S-1;
                    Amendment dated December 5, 1983 (filed as Exhibit 10(g)(iv) to the Form 10-K Report for the fiscal year ended March 3, 1984 (the "1984 10-K"); Amendment dated October 31, 1984
                    (filed as Exhibit 10(g)(xiii) to the Form 10-K Report for the fiscal year ended March 2, 1985 (the "1985 10-K"));
                    Amendment dated March 14, 1986 extending license to include swimwear tops (filed as Exhibit 10(g)(v) to the 1986 10-K;
                    Amendment dated April 25, 1984 (filed as Exhibit 10(g)(v) to the 1984 10-K); Letter dated December 31, 1987, extending term of Trademark Agreement for an additional five year period and deleting men's and boy's bathing suits from coverage (filed as Exhibit 10(g)(iii) to the 1988 10-K);
                    extension dated February 24, 1989, extending expiration date of the Trademark Agreement to February 28, 1998 (filed as
                    Exhibit 10(e)(ii) to the 1989 10-K).

(10)(e)(ii)         Intentionally Omitted

(10)(e)(iii)        License Agreement between the Company and                                             *
                    BRITTANIA Sportswear, Ltd. (subsidiary of Levi Strauss)
                    dated September 6, 1988 for the manufacture and sale of
                    men's and ladies' underwear under the "BRITTANIA" trademark
                    (filed as Exhibit 19 to Form 10-Q for the Quarter ended
                    August 27, 1988).

(10)(e)(iv)         License Agreement between the Company and                                             *
                    BRITTANIA Sportswear, Ltd. (subsidiary of Levi Strauss)
                    dated December 31, 1991 for the manufacture and sale of
                    men's and ladies' underwear under the "BRITTANIA" trademark
                    (filed as Exhibit 10(e)(iv) to the Form 10-K Report for the fiscal year ending February 26, 1994 (the "1994 10-K")).

(10)(e)(v)          Amendment dated as of January 31, 1996                                               Filed
                    to License Agreement between the Registrant                                          Herewith
                    and BRITTANIA Sportswear, Ltd. (subsidiary of Levi Strauss)
                    for the manufacture and sale of mens' and ladies' loungewear under the "BRITTANIA" trademark.

(10)(e)(vi)         Intentionally omitted.



(10)(f)             Modification and Extension of Lease                                                   *
                    dated November 30, 1982 between Registrant and Satti
                    Development Corp. (filed as Exhibit 10(1) to the 1983 10-K);

                    (i) amendment dated February 16, 1988                                                 *
                    extending term of lease through April 30, 1993 (filed as
                    Exhibit 10(h) to the 1988 10-K);

                       (ii) amendment dated August 15, 1991                                               *
                    expanding demised premises, extending term of lease through
                    May 31, 1997 and modifying annual rental (filed as Exhibit
                    10(f)(ii) to 1992 Form 10-K).

10(f)(i)            Intentionally omitted.

(10)(g)             Promissory Notes from George J. Gold                                                  *
                    and Donald D. Gold to Registrant (filed as Exhibit 10(s) to
                    1983 S-1).

(10)(h)             Intentionally omitted.

(10)(i)             Amended and Restated Credit Agreement                                                 *
                    dated December 8, 1989, between Registrant and Manufacturers
                    Hanover Trust Company ("MHTC") for the borrowing of up to
                    $11,500,000 of which $8,500,000 is on a revolving credit
                    basis until March 5, 1993, the balance to be used against
                    letters of credit issued by MHTC for the benefit of the
                    Registrant; $8,500,000 Note dated December 8, 1989, from
                    Registrant to MHTC; Continuing Letter of Credit Security
                    Agreement dated December 8, 1989, between Registrant and
                    MHTC. (filed as Exhibit 10(i) to the Form 10-K Report for
                    the fiscal year ended March 3, 1990 (the "1990 10-K")
                    Omitted exhibits to said Agreement will be furnished to the
                    Commission upon request.

                    (i) First Amendment dated August 1, 1990 * to Loan
                    Agreement between Registrant and MHTC (filed as Exhibit
                    10(i)(i) to the Form 10-K Report for the fiscal year ended March 2, 1991);

                    (ii) Second Amendment and Waiver dated * as of May 23,
                    1991 to Loan Agreement between Registrant and MHTC (filed as Exhibit (10)(i)(ii) to the 1992 Form 10-K);



                    (iii) Fifth Amendment and Waiver dated * as of February
                    22, 1993, to Amended and Restated Credit Agreement dated as of December 8, 1989, between the Registrant and Chemical Bank, as successor by merger to MHTC (filed as Exhibit (iii) to the Form 8-K dated March 4, 1993);

                    (iv) Sixth Amendment and Waiver dated * as of March 4,
                    1993, to Amended and Restated Credit Agreement (filed as
                    Exhibit 10(k)(iv) to 1993 10-K).

(10)(j)(i)          Revolving Credit Agreement dated as of                                                *
                    December 30, 1993 by and between Chemical Bank, Nantucket
                    Industries, Inc., Nantucket Mills, Inc. and Nantucket
                    Management Corporation (the "Credit Agreement") (filed as
                    Exhibit 10(j)(i) to the 1994 Form 10-K).

(10)(j)(ii)         First Amendment to Credit Agreement dated                                             *
                    as of February 28, 1994 by and between Chemical Bank,
                    Nantucket Industries, Inc., Nantucket Mills, Inc. and
                    Nantucket Management Corporation (filed as Exhibit 10(j)(ii)
                    to the 1994 10-K).

(10)(j)(iii)        Second Amendment to Credit Agreement dated                                            *
                    as of March 17, 1994 by and between Chemical Bank, Nantucket
                    Industries, Inc., Nantucket Mills, Inc. and Nantucket
                    Management Corporation (filed as Exhibit 10(j)(iii) to the
                    1994 10-K).

(10)(k)             Intentionally omitted.

(10)(n)             Intentionally omitted.

(10)(o)             Intentionally omitted.

(10)(q)             Intentionally omitted.

(10)(r)             Intentionally omitted.

(10)(s)             Intentionally omitted.

(10)(t)             Intentionally omitted.

(10)(u)             Intentionally omitted


(10)(v)             Sublicense Agreement dated November 20, 1991                                          *
                    by and among Dawson Consumer Products, Inc., Registrant and
                    PGH Company regarding the use of the trademark "Adolfo" on men's high fashion underwear briefs (filed as Exhibit
                    (10)(v) to the 1992 Form 10-K).

(10)(w)             Sublicense Agreement dated October 16, 1992                                           *
                    by and among Salant Corporation, Dawson Consumer Products,
                    Inc. and the Registrant regarding the use of the trademark
                    "John Henry" on men's high fashion underwear briefs (filed as Exhibit (10)(w) to the 1992 Form 10-K).

(10)(x)             Employment Agreement dated May 26, 1992                                               *
                    by and between the Registrant and Stephen P. Sussman (filed as Exhibit 10(x) to the Form 10Q Report for November 28,
                    1992) as amended by the Amendment dated August 8, 1994
                    (filed as Exhibit 99(a) to Form 8-K dated August 19, 1994).

(10)(y)             Intentionally omitted.

(10)(z)(i)          Intentionally omitted

(10)(z)(ii)         Amended and Restated Employment                                                       *
                    Agreement dated as of March 18, 1994 by and between
                    Nantucket Industries, Inc. and Stephen M. Samberg (filed as
                    Exhibit 10(z)(ii) to the 1994 Form 10-K) as amended by the
                    Amendment dated August 8, 1994 (filed as Exhibit 99(c) to
                    Form 8-K dated August 19, 1994).

(10)(aa)            License Agreement dated October 5, 1992                                               *
                    between Cluett Peabody & Co., Inc. and Registrant with
                    respect to the ARROW trademark (filed as Exhibit 2 to Form
                    10Q Report for November 28, 1992).




(10)(bb)            License Agreement dated December 9, 1992                                              *
                    between GUESS?, Inc. and Registrant with respect to the
                    GUESS? trademark (filed as Exhibit 3 to Form 10Q Report for
                    November 28, 1992).

(10)(cc)            Registrant's 1992 Executive Long-Term Stock                                           *
                    Option Place (filed as Exhibit 4 to Form 10Q Report for
                    November 28, 1992).

(10)(dd)            Registrant's 1992 Executive Performance                                               *
                    Benefit Plan (filed as Exhibit 5 to Form 10Q for November
                    28, 1992).

(10)(ee)            Management Agreement made as of January 1,                                            *
                    1993 by and between Nantucket Management Corp. (a subsidiary of Registrant) and Registrant (filed as Exhibit 10(ee) to
                    1993 10-K).

(10)(ff)            License Agreement dated December 21, 1992                                             *
                    between Registrant and McGregor Corporation with respect to the Botany 500 Trademark (filed as Exhibit 10(ff) to 1993
                    10-K).

(10)(ff)(i)         Letter agreement dated July 10, 1995                                                 Filed
                    amending License Agreement between the Registrant                                    Herewith
                    and McGregor Corporation with respect to Botany 500
                    Trademark.

(10)(gg)            Severance Agreement dated as of March 18,                                             *
                    1994 by and among Nantucket Industries Inc., George J. Gold and Donald Gold (filed as Exhibit 10(gg)(i) to the Form 10K
                    Report for the fiscal year ended February 25, 1995). (Filed as Exhibit 10(gg) to the 1994 Form 10-K) as amended by the
                    Amendment dated August 17, 1994 (filed as Exhibit 99(b) to
                    Form 8-K dated August 19,1994).

(10)(gg)(i)         Letter dated February 28, 1995 amending                                               *
                    Severance Agreement by and among Registrant, George J. Gold and Donald D. Gold (filed as Exhibit 10(gg)(i) to the Form
                    10-K Report for the fiscal year ended February 25, 1995).




(10)(hh)            Agreement dated as of March 1, 1994 by                                                *
                    and among the Samberg Group, L.L.C., George J. Gold, Donald
                    D. Gold, Stephen M. Samberg, Stephen P. Sussman, Robert
                    Polen, Raymond L. Wathen and Nantucket Industries, Inc.
                    (filed as Exhibit 10(hh) to the 1994 Form 10-K)

(10)(ii)            Loan and Security Agreement by and between                                            *
                    Nantucket Industries, Inc. and Congress Financial Corp.
                    dated as of March 21, 1994 (filed as Exhibit 99(b) to 1994
                    8-K).

(10)(jj)            Guaranty by Nantucket Mills, Inc. in favor                                            *
                    of Congress Financial Corp. dated as of March 21, 1994
                    (filed as Exhibit 99(c) to 1994 8-K).

(10)(kk)            General Security Agreement by Nantucket                                               *
                    Mills, Inc. in favor of Congress Financial Corp. dated as of
                    March 21, 1994 (filed as Exhibit 99(d) to 1994 8-K).

(10)(ll)            Guaranty by Nantucket Management                                                      *
                    Corporation in favor of Congress Financial Corp. dated as of
                    March 21, 1994 (filed as Exhibit 99(e) to 1994 8-K).

(10)(mm)            General Security Agreement by Nantucket                                               *
                    Management Corporation in favor of Congress Financial Corp.
                    dated as of March 21, 1994 (filed as Exhibit 99(f) to 1994
                    8-K).

(10)(nn)            Amended and Restated Credit Agreement by                                              *
                    and among Chemical Bank, Nantucket Industries, Inc.,
                    Nantucket Mills, Inc. and Nantucket Management Corporation
                    dated as of March 21, 1994 (filed as Exhibit 99(g) to 1994
                    8-K) and amended by the Amendment dated as of August 18,
                    1994 (filed as Exhibit 99(e) to the Form 8-K dated August
                    19, 1994).

(10)(oo)            Amended and Restated Security Agreement by                                            *
                    and between Nantucket Industries, Inc. and Chemical Bank
                    dated as of March 21, 1994 (filed as Exhibit 99(h) to 1994
                    8-K).


(10)(pp)            Amended and Restated Security Agreement                                               *
                    by and between Nantucket Mills, Inc. and Chemical Bank dated as of March 21, 1994 (filed as Exhibit 99(i) to 1994 8-K).

(10)(qq)            Security Agreement by and between Nantucket                                           *
                    Management Corporation and Chemical Bank dated as of March
                    21, 1994 (filed as Exhibit 99(j) to 1994 8-K).

(10)(rr)            Deed to Secure Debt, Security Agreement                                               *
                    and Assignment of Leases and Rents by Nantucket Industries,
                    Inc. to Congress Financial Corporation dated June 8, 1994
                    (filed as Exhibit 10(rr) to the 1994 Form 10-K).

(10)(ss)            Deed to Secure Debt, Security Agreement                                               *
                    and Assignment of Leases and Rents by Nantucket Industries,
                    Inc. to Chemical Bank dated as of June 8, 1994 (filed as
                    Exhibit 10(ss) to the 1994 Form 10-K).

(10)(tt)            Employment Agreement dated November 23,                                               *
                    1994 by and between Registrant and Raymond L. Wathen (filed as Exhibit 10(tt) to Form 10-K Report for the fiscal year
                    ended February 25, 1995).

(10)(tt)(i)         Amendment to Employment Agreement entered                                            Filed
                    into as of January 1, 1996 between Registrant and                                    Herewith
                    Raymond L. Wathen.

(10)(uu)            Employment Agreement dated July 1, 1994                                               *
                    by and between Registrant and Ronald S. Hoffman (filed as
                    Exhibit 10(uu) to Form 10-K Report for the fiscal year ended
                    February 25, 1995).

(10)(uu)(i)         Letter Agreement dated June 12, 1995                                                 Filed
                    between Registrant and Ronald S. Hoffman, extending                                  Herewith
                    the term of his employment to June 30, 1996.


(10)(vv)            Employment Agreement dated as of January                                             Filed
                    1, 1996 by and between Registrant and Joseph                                         Herewith
                    Visconti.

(10)(ww)            First Amendment, dated as of December 15,                                             *
                    1995, to Amended and Restated Credit Agreement dated as of
                    March 21, 1994, among Nantucket Industries, Inc. and its
                    subsidiaries and Chemical Bank (filed as Exhibit (10)(vv) to
                    Form 10-Q Report for the quarter ended November 25, 1995.


(c) Subsidiaries of the Company
- -------------------------------

                                                         STATE OF                    DOING BUSINESS
               NAME                                 INCORPORATION                         NAME

           Nantucket Mills, Inc.                       Delaware                   Phoenix Associates,
                                                                                  Inc. (in Puerto Rico)


           Nantucket Management Corp.*                 New York                  N/A

   * Dissolved as of December, 1995, pursuant to vote dated October 17, 1995


SIGNATURES
- ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.



                                     NANTUCKET INDUSTRIES, INC.

May 21, 1996                         By:    \s\ Stephen M. Samberg
                                            -----------------------
                                            Stephen M. Samberg, Chairman of the
                                            Board  and  Chief Executive Officer/
                                            (principal executive officer)

May 21, 1996                         By:    \s\ Ronald S. Hoffman
                                            ----------------------
                                            Ronald S. Hoffman, Vice President-
                                            Finance and Chief Financial Officer
                                            (principal financial and accounting
                                            officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


May 21, 1996                                \s\ Stephen M. Samberg
                                            ----------------------
                                            Stephen M. Samberg, Chairman of the
                                            Board and Chief Executive Officer



May 21, 1996                                \s\ Joseph Visconti
- ------------                                -------------------
                                            Joseph Visconti, President and
                                            Director



May 21, 1996                                \s\ Ronald S. Hoffman
                                            ---------------------
                                            Ronald S. Hoffman, Vice President-
                                            Finance and Chief Financial Officer,
                                            Secretary and Director

May 21, 1996                                \s\ Warren C. Cole
                                            ------------------
                                            Warren C. Cole, Director



May 21, 1996                                \s\ Donald D. Gold
                                            ------------------
                                            Donald D. Gold, Director



May 21, 1996                                \s\ George J. Gold
                                            ------------------
                                            George J. Gold, Director



May 21, 1996                                \s\ Robert M. Rosen
                                            -------------------
                                            Robert M. Rosen, Director


May 21, 1996                                \s\ Roger Williams
- ------------                                ------------------
                                            Roger Williams, Director

                         REPORT OF INDEPENDENT CERTIFIED
                                 PUBLIC ACCOUNTS


Board of Directors and Stockholders
   Nantucket Industries, Inc.


We have audited the accompanying consolidated balance sheets of Nantucket Industries, Inc. and Subsidiaries as of March 2, 1996 and February 25, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Industries, Inc. and Subsidiaries as of March 2, 1996 and February 25, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 2, 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Nantucket Industries, Inc. and Subsidiaries as of March 2, 1996 and February 25, 1995 and for the periods then ended. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON


New York, New York
April 25, 1996

                   Nantucket Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 2,          February 25,
                                                                                   1996                1995
                                                                              ------------------  ------------------

                                     ASSETS
CURRENT ASSETS
  Cash                                                                            $15,085             $32,049
  Accounts receivable, less allowance for
    doubtful accounts of $40,000 and $194,000,
    respectively  (Note 5)                                                      4,417,033           6,472,148
  Inventories (Notes 3 and 5)                                                  10,156,639          10,984,196
  Other current assets                                                            729,145             760,054
                                                                              ------------
                                                                                             -----------------

     Total current assets                                                      15,317,902          18,248,447

PROPERTY, PLANT AND EQUIPMENT - NET  (Notes 5 and 10)                           3,498,825           3,766,871

OTHER ASSETS,NET                                                                   38,413             168,194
                                                                              ------------
                                                                                             -----------------

                                                                              $18,855,140         $22,183,512
                                                                              ============   =================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt (Notes 5 and 10)                        $1,275,000            $975,000
  Accounts payable                                                              1,721,852           2,405,989
  Accrued salaries  and employee benefits                                         383,595             811,882
  Accrued unusual charge (Note 2)                                                 465,000             465,000
  Accrued expenses and other liabilities                                          392,789             358,267
  Accrued royalties                                                               249,792             399,546
  Income taxes payable (Note 6)                                                     2,934               2,640
                                                                              ------------   -----------------

     Total current liabilities                                                  4,490,962           5,418,324

LONG-TERM DEBT (Notes 5 and 10)                                                 8,428,782           9,941,799

ACCRUED UNUSUAL CHARGE  (Note 2)                                                  678,879           1,058,330

SUBORDINATED NOTE PAYABLE   (Notes 2 and 8)                                             -             300,000
                                                                              ------------   -----------------

                                                                               13,598,623          16,718,453

COMMITMENTS AND CONTINGENCIES  (Note 8)

STOCKHOLDERS' EQUITY  (Notes 7 and 10)
  Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting
   convertible and are issued and outstanding                                         500                 500
  Common stock, $.10 par value; authorized
    6,000,000 shares; issued 2,991,848                                            299,185             299,185
  Additional paid-in capital                                                   11,556,386          11,576,898
  Accumulated deficit                                                          (6,579,617)         (6,340,135)
                                                                              ------------   -----------------

                                                                                5,276,454           5,536,448

Less 3,052 shares at March 2, 1996 and 10,552 at
  February 25, 1995 of common stock held in treasury, at cost                      19,937              71,389
                                                                              ------------   -----------------

                                                                                5,256,517           5,465,059
                                                                              ------------   -----------------

                                                                              $18,855,140         $22,183,512
                                                                              ============   =================

        The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year ended
                                                             --------------------------------------------------------
                                                                 March 2,          February 25,       February 26,
                                                                   1996                1995               1994
                                                             ------------------   ----------------   ----------------
 Net sales                                                         $35,060,136        $37,015,167        $41,634,255
 Cost of sales                                                      26,732,017         29,953,922         35,779,766
                                                             ------------------   ----------------   ----------------

      Gross profit                                                   8,328,119          7,061,245          5,854,489

 Selling, general and administrative
   expenses                                                          7,554,057          7,759,955          9,787,171
 Unusual (credit) charge (Note 2)                                     (300,000)         1,252,400          5,450,000
                                                             ------------------   ----------------   ----------------

      Operating profit (loss)                                        1,074,062         (1,951,110)        (9,382,682)

 Interest expense                                                    1,313,544          1,195,541            794,967
                                                             ------------------   ----------------   ----------------

      Loss before income taxes                                        (239,482)        (3,146,651)       (10,177,649)

 Income tax benefit (Note 6)                                                 -                  -            727,908

         Net loss                                                    ($239,482)       ($3,146,651)       ($9,449,741)
                                                             ==================   ================   ================

 Net loss per share                                                     ($0.08)            ($1.15)            ($3.81)
                                                             ==================   ================   ================

 Weighted average common shares outstanding                          2,984,955          2,742,520          2,480,970
                                                             ==================   ================   ================

 The accompanying notes are an integral part of these statements.

                  Nantucket Industries, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       Years ended March 2, 1996, February 25, 1995 and February 26, 1994

                                             Preferred stock
                                              designated as
                                           non-voting convertible        Common stock       Additional       Retained
                                           ----------------------------------------------    paid-in         earnings
                                             Shares     Amount       Shares       Amount     Capital         (deficit)
                                           -----------------------------------------------------------------------------
Balances at February 29, 1992                                       2,876,848     $287,685    $9,416,368   $6,192,287

Net income                                                                                                    358,922

Common stock issued under
     stock option plans                                                 5,000          500        14,500

Balances at February 27, 1993                                       2,881,848     $288,185    $9,430,868   $6,551,209

Net loss                                                                                                   (9,449,741)

Common stock issued under
     stock option plans exchanged
     for treasury stock                                               110,000       11,000       611,500

Contribution of capital                                                                          535,030

Balances at February 26, 1994                                       2,991,848      299,185    10,577,398   (2,898,532)

Net loss                                                                                                   (3,146,651)

Issuance of Preferred stock                  5,000      $500                                     999,500

Sale of treasury stock  (Note 7)                                                                             (294,952)

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms  (Note 5)

Balances at February 26, 1995                5,000       500        2,991,848      299,185    11,576,898   (6,340,135)

Net loss                                                                                                     (239,482)

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms  (Note 5)                                                                   (20,512)

Balances at March 2, 1996                    5,000      $500        2,991,848     $299,185   $11,556,386  ($6,579,617)

                                                    Treasury stock
                                           ------------------------------
                                               Shares        Amount         Total
                                           --------------------------------------
Balances at February 29, 1992                 440,013   ($2,658,942)   $13,237,398

Net income                                                                 358,922

Common stock issued under
     stock option plans                                                     15,000

Balances at February 27, 1993                 440,013   ($2,658,942)   $13,611,320

Net loss                                                                (9,449,741)

Common stock issued under
     stock option plans exchanged
     for treasury stock                        63,039      (622,500)             0

Contribution of capital                                                    535,030

Balances at February 26, 1994                 503,052    (3,281,442)     4,696,609

Net loss                                                                (3,146,651)

Issuance of Preferred stock                                              1,000,000

Sale of treasury stock  (Note 7)             (490,000)    3,196,303      2,901,351

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms  (Note 5)                 (2,500)       13,750         13,750

Balances at February 26, 1995                  10,552       (71,389)     5,465,059

Net loss                                                                  (239,482)

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms  (Note 5)                 (7,500)       51,452         30,940

Balances at March 2, 1996                       3,052      ($19,937)    $5,256,517

The accompanying notes are an integral part of these statements

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year ended
                                                                    -----------------------------------------------
                                                                          March 2,      February 25,   February 26,
                                                                           1996            1995           1994
                                                                    ---------------   --------------  -------------
Cash flows from operating activities
  Net loss                                                               ($239,482)     ($3,146,651)   ($9,449,741)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization                                        365,342          393,148        379,560
      Provision for doubtful accounts                                      120,000           90,000         50,000
      Unusual charge (credit)                                             (300,000)       1,091,929      5,450,000
      Treasury stock issued in compliance with credit agreement             30,190           13,750              -
      Provision for obsolete and slow moving inventory                     452,590          688,510        500,000
      Deferred income taxes                                                      -                -       (222,792)
      Decrease (increase) in assets
        Accounts receivable                                              1,935,115       (1,633,875)     1,251,040
        Refundable income taxes                                                  -          558,000        361,157
        Inventories                                                        374,967       (1,373,776)     3,152,039
        Other current assets                                                30,909         (221,991)       192,353
      (Decrease) increase in liabilities
        Accounts payable                                                  (684,137)      (1,287,921)      (348,516)
        Accrued expenses and other liabilities                            (543,519)      (1,010,199)     1,000,127
        Income taxes payable                                                   294           (7,544)      (128,383)
        Accrued unusual charge                                            (379,451)        (691,670)             -
                                                                    ---------------   --------------  -------------

      Net cash provided by (used in) operating activities                1,162,818       (6,538,290)     2,186,844
                                                                    ---------------   --------------  -------------

Cash flows from investing activities
  Additions to property, plant and equipment                               (97,296)        (388,011)      (215,561)
  Decrease in other assets                                                 129,781          244,130        (17,659)
  Acquisition of business                                                        -                -        (37,997)
                                                                    ---------------   --------------  -------------

      Net cash provided by (used in) investing activities                   32,485         (143,881)      (271,217)
                                                                    ---------------   --------------  -------------

Cash flows from financing activities
  Payments of previous line of credit agreement                                  -       (5,090,294)    (2,319,955)
  Payments of long-term debt and capital lease obligations                (200,000)      (1,000,000)      (166,746)
  Issuance of convertible preferred stock                                        -        1,000,000              -
  Net proceeds from sale of treasury stock                                     750        2,901,351              -
  Borrowings (repayments) under line of credit agreement, net           (1,013,017)       8,307,245              -
  Shareholder contribution                                                       -                -        535,030
                                                                    ---------------   --------------  -------------

      Net cash (used in) provided by financing activities               (1,212,267)       6,118,302     (1,951,671)
                                                                    ---------------   --------------  -------------

        NET DECREASE IN CASH                                              ($16,964)       ($563,869)      ($36,044)

Cash at beginning of period                                                 32,049          595,918        631,962
                                                                    ---------------   --------------  -------------

Cash at end of period                                                      $15,085          $32,049       $595,918
                                                                    ===============   ==============  =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                            $1,320,046       $1,708,384       $715,354
                                                                    ===============   ==============  =============

    Income taxes                                                                 -                -        $10,604
                                                                    ===============   ==============  =============

Note: In 1994, the Company recorded an increase in deferred costs of $214,000 associated with amounts accrued for loan refinancing costs

The accompanying notes are an integral part of these statements

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             March 2, 1996, February 25, 1995 and February 26, 1994

NOTE 1 - BACKGROUND AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

         The Company

         Nantucket Industries, Inc. and its wholly-owned subsidiaries (the "Company") designs, manufactures and sells throughout the United States men's branded and private label fashion undergarments to mass merchandisers and national chains. In addition, the Company designs, manufactures and sells to department and specialty stores GUESS? innerwear for both women and men.

         For the current fiscal year, sales to the Company's largest customer accounted for 40% of net sales and 43% and 27%, respectively, for the two prior fiscal years. Sales to the second largest customer in the current fiscal year were 21% of net sales and 17% and 15%, respectively, for the two prior fiscal years. Sales in the current fiscal year to the Company's third largest customer represented 13% of net sales and 12% in the prior fiscal year. For the fiscal year ending February, 1994, sales to another customer represented 12% of net sales. In the fourth quarter of fiscal 1994, the Company terminated business with this customer in connection with the shutdown of its Puerto Rico facility (Note 2).

         Principles of Consolidation

         The consolidated financial statements include the accounts of Nantucket Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Accounts Receivable

         An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts. Substantially all receivables are insured up to 80% of the outstanding balance, subject to certain deductibles.

         Inventories

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market (net realizable value).

         Property, Plant and Equipment

         Property, plant, and equipment are stated at cost. Equipment under lease is stated at the present value of the minimum lease payments at the inception of the lease. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets as follows:

                                                                     Years
                                                                     -----

                    Buildings and improvements                       20 - 40
                    Machinery and equipment                           3 - 10
                    Furniture and fixtures                                10

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994



         Other Assets

         Other long-term assets consist primarily of capitalized loan origination costs. These costs are being amortized over the term of the related credit agreements.

         Income Taxes

         The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes arise as a result of differences between financial statement and income tax reporting.

         Net Income (Loss) Per Common Share

         Net income (loss) per common share is computed by dividing net income
         (loss) by average common shares outstanding during each year. Stock options and warrants are not included since the effect would be antidilutive or not significant to the computation.

         Fiscal Year

         The Company's fiscal year ends on the Saturday nearest to February 28. The year ended March 2, 1996 had 53 weeks and the years ended February 25, 1995 and February 26, 1994 contained 52 weeks.

         Reclassification

         Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

         Use of Estimates

         In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates

         Impairment of Long-Lived Assets

         In 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts carrying amount of the respective assets if the expected future cash flows is less than the book value.

         Fair Value of Financial Instruments

         Based on borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. The carrying value of all other financial instruments potentially subject to valuation risk, principally cash, accounts receivable and accounts payable, also approximate fair value.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994


NOTE 2 - UNUSUAL (CREDIT) CHARGE

         In November, 1992, the Company acquired a manufacturing facility in Puerto Rico, Phoenix Associates, Inc., pursuant to a stock purchase agreement. Phoenix had been an exclusive contractor for the Company, manufacturing many of the Company's product lines for its men's and ladies' divisions. A portion of the purchase price was subordinated debt payable to the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the Company discovered an inventory variance of $1,700,000, principally attributable to unrecorded manufacturing and material cost variance at the Puerto Rico facility, which were incurred prior to the Company's acquisition of this facility. In connection with the acquisition of the Puerto Rico facility, the Company initiated an action against the former owners of that facility as more fully described in Note 8. In the third quarter of the current fiscal year, the Company concluded that its counterclaims against the former owners of Phoenix, the holder of the subordinated debt payable, are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote. Accordingly the Company has eliminated this payable and reflected such reduction as an unusual credit in the accompanying financial statements.

         At the end of fiscal 1994, the Company formulated plans to close its Puerto Rico facility, discontinue a portion of its women's innerwear business, reduce costs and streamline operations. In fiscal 1994, the Company provided for the costs associated with these matters as an unusual charge. The Puerto Rico facility shutdown was completed in July, 1994. A final assessment associated with this closing required additional write-offs, reflected as an unusual charge of $1,252,400 in fiscal 1995.

         Simultaneously in 1994, the Company also terminated the employment contracts of its Chairman and Vice-Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance and other benefits, through February 28, 1999. The present value of these payments was accrued at February 26, 1994.

         For fiscal 1996, 1995 and 1994, the unusual charge (credit) consisted of the following:

                                                        1996            1995             1994
                                                        ----            ----             ----

     Employee severance  (Note 8)                  $         -     $       -       $2,065,000
     Write-off of goodwill                                   -             -        1,478,000
     Write-down of inventory                                 -      1,092,400       1,000,000
     Write-down of property, plant and equipment             -             -          530,000
     Elimination of subordinated note payable         (300,000)            -
     Other                                                            160,000         377,000
                                                   -----------     ----------      ----------
                                                   $ (300,000)     $1,252,400      $5,450,000
                                                   -----------     ==========      ==========

Through March 2, 1996, payments of the unusual charges aggregated $1,231,000; $460,000 associated with the shutdown of the Puerto Rico facility and $771,000 representing payments against the present value of the termination payments to the former Chairman and Vice Chairman.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994


NOTE 3 - INVENTORIES

         Inventories are summarized as follows:

                                                      1996            1995
                                                    ----------     -----------

              Raw materials                         $1,308,694     $ 1,960,413
              Work in process                        5,709,573       5,594,387
              Finished goods                         3,138,372       3,429,396
                                                   -----------     -----------

                                                   $10,156,639     $10,984,196
                                                   -----------     -----------


         Inventory valuation allowances and write-downs approximating $453,000 and $1.3 million were provided for the years ended March 2, 1996 and February 25, 1995, respectively. For the fiscal year ended February, 1995 $1,092,400 of such reserves were related to the unusual charge (Note 2).


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment are summarized as follows:

                                                   1996          1995
                                                ----------    ----------

         Land                                   $   83,757    $   83,757
         Buildings and improvements              3,157,252     3,139,814
         Machinery and equipment                 3,400,628     3,332,500
         Furniture and fixtures                    800,929       788,984
                                                   -------       -------

                                                 7,442,566     7,345,055
         Less accumulated depreciation           3,943,741     3,578,184
                                                 ---------     ---------

                                                $3,498,825    $3,766,871
                                                 =========     =========


NOTE 5 - LONG-TERM DEBT AND NOTES PAYABLE

         Revolving Credit

         The company had a $9.5 million secured borrowing facility with Chemical Bank which expired on February 28, 1994. On March 22, 1994, the Company entered into a new $15 million three year revolving credit facility with Congress Financial Corp. The revolving credit agreement provides for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 1-3/4% to 3% above prime. The agreement requires, among other provisions, the maintenance of minimum working capital and

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994


         net worth levels and also contains restrictions regarding payment of dividends. Borrowings under the agreement are collateralized by substantially all of the assets of the Company.

         In connection with this refinancing, the Company used $5,090,000 of the proceeds of the revolving credit facility to reduce the balance due to Chemical Bank and simultaneously entered into a $2,000,000 Term Loan Agreement with Chemical Bank. At December 15, 1995 $1,000,000 was outstanding under this loan. Pursuant to an amendment to this agreement, the Company made payments of $100,000 each on December 31, 1995 and January 31, 1996 and agreed to pay the remaining $800,000 in 15 equal installments commencing March 31, 1996. The amendment also requires certain prepayments in the event the Company refinances any existing debt or obtains additional equity or debt financing. Pursuant to the agreement, the Company issued 10,000 treasury common shares related to its decision to defer making the mandatory prepayments.

         Real Estate Financing

         On June 8, 1994 the Company borrowed $1,500,000 under a separate five year term loan with Congress Financial Corp. and repaid a $1,700,000 Industrial Revenue Bond financing. This loan is secured by the Company's facility in Cartersville, Georgia.

         Annual Maturities

         Annual maturities of debt are as follows:

                                  1997                           $1,275,000
                                  1998                            7,994,000
                                  1999                              345,000
                                  2000                               90,000
                                                                 ----------

                                                                 $9,704,000
                                                                 ==========

NOTE 6 - INCOME TAXES

         Effective for fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The adoption of SFAS No. 109 did not have a material effect on the consolidated financial statements. Therefore, the effect of adopting SFAS No. 109 is included in income tax expense rather than as a cumulative effect of an accounting change.

         Under the provisions of SFAS No. 109, deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax law. Significant components of the Company's deferred taxes at March 2, 1996 and February 25, 1995 are as follows:

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994


                                                                          1996            1995
                                                                       -----------   ---------

         DEFERRED TAX ASSETS
         Net operating loss carryforward                                $4,256,000      $3,656,000
         Accrued severance                                                 460,000         613,000
         Excess of tax basis  over book basis of
              inventories                                                  137,000         280,000
         Capitalized inventory costs                                       147,000         177,000
         Other                                                              58,000         173,000
                                                                        ----------      ----------

         Total deferred tax assets                                       5,058,000       4,899,000

         Deferred tax liabilities
         Difference  between  the  book  and  tax  basis  of
         property, plant and equipment                                     357,000         266,000
                                                                         ---------       ---------


         Net deferred tax asset                                          4,701,000       4,633,000

         Less valuation allowance                                        4,701,000       4,633,000
                                                                         ---------       ---------

         Net deferred taxes                                             $       -       $       -
                                                                        ==========       =========


         The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets which it cannot presently utilize.

         Refundable taxes of $558,000 were recorded at February 26, 1994, which reflect carryback of the Company's net operating losses for Federal and state income tax purposes. At March 2, 1996, the net operating loss carryforward for book purposes is $12 million. For tax purposes, at March 2, 1996, the Company's net operating carryforward was $10.6 million, which begins to expire in the year 2009. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through
         March, 1996 the change in ownership was approximately 40%.


         There was no income tax provision (benefit) for the fiscal years 1996 and 1995. The provision (benefit) for income taxes for fiscal year 1994 is comprised of the following:

                                                        1994
                                                     ----------
         Current
             Federal                                 $(515,102)
             State and Local                            10,194
                                                      (504,908)
         Deferred (benefit) provision                 (223,000)

                                                     $(727,908)
                                                     ----------

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994

         The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                    1996                 1995                1994
                                                                   -------              -------             -----

         Computed "expected" provision for
             Federal income taxes                                  (35.0)%              (35.0)%             (35.0)%
         Reversal of prior year deferred taxes                                                               (2.2)
         State taxes - net of Federal income tax
             benefit
         Officers' life insurance                                                                             1.0
         Other                                                                                               (2.0)
         Valuation allowance                                        35.0                 35.0                31.0
                                                                   -----                -----               -----

         Actual provision for income taxes                           -    %               -    %             (7.2)%
                                                                   =======              =======            ======


NOTE 7- STOCKHOLDERS' EQUITY

         Stock Options and Warrants

         The 1992 stock option plan, as amended, provides for the issuance of options to purchase up to 340,000 shares of common stock at the market value at the date of grant. Options are exercisable up to ten years from the date of grant.

         A summary of option transactions under these plans is as follows:

                                                   1996                       1995                         1994
                                          -----------------------    -----------------------       --------------------
                                          SHARES       PRICE         Shares         Price          Shares      Price

           Outstanding at beginning                                                  $8.10                       $5.13
                                         180,000       $5.75          120,000        10.75          260,000      11.00

                                                       $3.00-
           Granted                        84,000        3.37          180,000         5.75
                                                                                                                 $5.13-
           Exercised                           -                            -                      (110,000)      5.75
                                                                                     $8.10-           10.75
           Canceled or expired                 -                     (120,000)                      (30,000)     $11.00
                                                                     --------                      ---------

           Outstanding, end of year                    $3.00-                                                    $8.00-
                                         264,000        5.75          180,000        $5.75          120,000      10:75
                                        ========                     ========                      =========

           Exercisable, end of year                                         -
                                       -                                                            -
                                       =========                     ========                      =========

           Available for grant            76,000                      160,000
                                       =========                     ========
                                                                                                     70,000

                                      F-12

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. As permitted by FAS 123,. the Company has elected to continue to account for stock option grants in accordance with APB No. 25 and, accordingly, recognizes no compensation expense for these grants.

         Issuance of Preferred Stock

         On March 22, 1994, the Company sold to its Management Group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate and approximate $160,000 at March 2, 1996. Such dividends are convertible into common stock at the rate of $5.00 per share. These shares are redeemable, at the option of the Company, on or after February 28, 1999 and have a liquidation preference of $200 per share.

         Sale of Treasury Stock

         On August 22, 1994, the Company sold 490,000 shares of its common treasury stock to GUESS?, Inc. and certain of its affiliates for $6.00 per share. Net proceeds aggregated $2.9 million. The treasury stock issued had an average cost of $6.52 per share. Accordingly, $295,000, representing the difference between the net proceeds and the treasury shares cost of $3,196,000, was charged to the Company's accumulated deficit.

         In connection with the Company's refinancing on March 22, 1994 (Note
         5), the Company entered into a $2,000,000 Term Loan Agreement with Chemical Bank. Pursuant to the agreement, the Company issued to Chemical Bank 10,000 treasury common shares, 7,500 in the current fiscal year and 2,500 at the end of the prior fiscal year, related to mandatory prepayments which were not made.

         Stockholders' Rights Plan

         The Company has a Stockholders' Rights plan which becomes effective when more than 30% of the Company's common shares are acquired by a person or a group. The Company may redeem the rights before such time.

NOTE 8-COMMITMENTS,CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Lease  Commitments

         Minimum rental commitments under noncancellable leases (excluding renewal options and escalation's) having a term of more than one year as of March 2, 1996, are as follows:

                                                      Operating
                                                       Leases
                                                       ------

                  Fiscal year ending
                           1997                       $242,000
                           1998                         60,000
                                                      ----------

                  Total minimum lease payments        $302,000
                                                      ----------
                                      F-13

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994

         Rental expense under operating leases, including escalation amounts, was approximately $300,000, $284,000, and $426,000 for the fiscal years ended March 2, 1996, February 25, 1995 and February 26, 1994, respectively.

         Employment Agreements

         The Company has entered into employment agreements, as amended, with certain officers providing for minimum salary levels. Certain of these agreements provide for adjusted annual cost-of-living increases, change in control, and termination provisions. In addition, several of these agreements provide for commission payments based on certain sales thresholds, as well as death and disability benefits payable to the respective estate and permanent disability benefits payable to the executives in the amount of one-half the executive's remaining contracted salary and certain retirement health care benefits to certain executives. The Company is insured for the death benefit provision under the executive employment contracts.

         The aggregate commitment under these agreements at March 2, 1996 is as follows:


                  Fiscal year ending
                           1997                                $1,110,000
                           1998                                  $960,000
                           1999                                  $818,000
                           2000                                      -

         Agreements with Principal Stockholders

         On March 1, 1994, in connection with the restructuring described in
         Note 2, the Company entered into agreements with its two principal stockholders and a group of employees (the "Management Group"). The agreements provide, among other things, for:

                  The reimbursement of the principal stockholders, limited to $1.50 per share to the extent that the gross proceeds per share from the sale of common stock by the stockholders during the two-year period beginning September 1, 1994 are less than $5.00 per share. Such guaranty is applicable to a maximum of 160,000 shares sold by such shareholders, subject to reductions under certain circumstances. Through March 2, 1996 the principal shareholders have sold 109,875 shares including 51,275 at prices below of $5.00 per share resulting in a charge in the current year operating results of $36,000. Pursuant to the agreement and applicable securities laws, at March 2, 1996 the maximum remaining shares subject to this guarantee, at current market prices, is 50,125 shares.

                  Warrants to purchase up to 160,000 shares of common stock equal to the number of shares sold by the principal stockholders. The exercise price per share of such warrants would equal the gross proceeds per share from the corresponding sale by the principal stockholders. Such warrants expire on February 28, 2000.

                  The contribution to the Company of approximately $535,000 of cash surrender value of life insurance policies on the lives of the stockholders owned by the Company, in the form of a loan against such policies which is not required to be repaid.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994

                  The cancellation of the outstanding stock options and incentive awards of the Group members and the principal stockholders and the authorization to issue options to Group members to purchase 150,000 shares of common stock based upon certain terms and conditions.

         Trademark Licensing Agreements

         Minimum payments under noncancellable licensing agreements (excluding renewal options) having a term of more than one year as of March 2, 1996, are as follows:

                         Fiscal year ending                        Amount
                         ------------------                        ------

                             1997                                 $527,000
                             1998                                 $380,000
                             1999                                 $275,000
                             2000                                 $208,000
                                                                  --------

                         Total minimum licensing payments       $1,199,000
                                                                ==========



         Royalties to GUESS?, Inc., which owns 23% of the outstanding common stock of the Company, aggregated $335,000 in fiscal 1996, $220,000 in fiscal 1995 and $43,000 in fiscal 1994.

         Litigation

         In September 1993, the Company filed an action against the former owners of Phoenix Associates, Inc. ("Phoenix"). The Company is seeking compensatory damages of approximately $4,000,000 plus declaratory and injunctive relief for acts of alleged securities fraud, fraudulent conveyances, breach of fiduciary trust and unfair competition in connection with the acquisition of the common stock of Phoenix.

         Additionally, the Company has filed a demand for arbitration which seeks compensatory damages of $4,000,000, rescission of the stock purchase agreement, rescission of an employment agreement and other matters, all on account of alleged breaches of the stock purchase agreement, fraudulent misrepresentation and breach of fiduciary duties.

         In November 1993, the former owners of Phoenix filed counterclaims against the Company alleging improper termination with regard to their employment agreement and breach of the stock purchase agreement. The former owners have filed for damages of approximately $9,000,000. The actions remain in their preliminary stage. The Company considers the damages in the counterclaim to be unsupportable and believes it will likely prevail on its defenses to such counterclaims . In the third quarter of the 1996 fiscal year, the Company concluded that its counterclaims against the holder of the subordinated note payable to the former owner of Phoenix, as described in Note 2 above, are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business.

         In the opinion of management, the Phoenix litigation and other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             March 2, 1996, February 25, 1995 and February 26, 1994


         operations of the Company. No provision has been made by the Company with respect to the aforementioned litigation at March 2, 1996.

NOTE 9 - RETIREMENT PLANS

         The Company has a 401(k) plan for the benefit of all qualified employees. Under the terms of the plan, the Company contributes an amount equal to 1% for fiscal years 1994 and 1995 and 2% for fiscal year 1996 of the participant's earnings subject to the maximum contribution levels established by the Internal Revenue Service. Plan contributions for fiscal 1996, 1995, and 1994 were $102,000, $105,000, and $88,000, respectively.

NOTE 10 - RESTRUCTURING STRATEGY AND LIQUIDITY MATTERS

         In recent years, the Company was burdened with an unprofitable Puerto Rico facility and low margin product lines which created challenges in its business, profitability and financial resources. At the end of the 1994 fiscal year the Company began the implementation of a restructuring strategy to improve operating results and enhance its financial resources. During fiscal 1995, the Company implemented strategies which reduced costs, streamlined its operations and closed its Puerto Rico plant.

         In March, 1994, the Company refinanced its debt (Note 5), entered into agreements with its principal stockholders (Note 8), increased its capital through the sale of $1 million of non-voting convertible preferred stock to management (Note 6) and reduced expenses. In August, 1994, the Company sold treasury stock which increased equity by $2.9 million. Although there can be no assurance that these measures will be successful, the Company believes the steps it has taken provide sufficient liquidity to fund its operations.

         In April, 1996 the Company signed a letter of intent for a $3.5 Million private placement consisting of 250,000 shares of common stock and $2,625,000 of 12.5% convertible subordinated debentures due August 31, 1996. The debentures will be secured by a second mortgage on the Company's manufacturing and distribution facility in Georgia and are convertible into 467,167 shares of common stock in specified amounts after specified dates at prices ranging from $5.10 to $6.00. Closing of the transaction is expected in early June, 1996. The net proceeds will be used to prepay the balance payable to Chemical Bank. Accordingly, the entire balance is included in current liabilities. The remaining net proceeds will be used to reduce the outstanding balance with Congress.

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited consolidated quarterly financial data for fiscal years 1996 and 1995 is as follows:

                                                              (In Thousands except per share data)
                                                              ------------------------------------

                                                     First             Second           Third             Fourth
                                                     Quarter           Quarter          Quarter           Quarter
                                                     -------           -------          -------           -------

         1996
                  Net Sales                          $10,492           $7,361           $9,849            $7,358
                  Gross Profit                        $2,607           $2,124           $2,515            $1,082

                  Unusual credit (a)                                                      $300

                  Net income (loss)                     $256              $48             $498           ($1,041)

                  Net income (loss) per share          $0.09            $0.02            $0.17            ($0.35)
                  Weighted average shares              2,981            2,983            2,986             2,989

         1995
                  Net Sales                           $8,509           $9,209          $10,995            $8,302
                  Gross Profit                        $1,660           $2,149           $2,374              $878 (b)

                  Unusual charge (a)                                  ($1,252)

                  Net income (loss)                    ($449)         ($1,297)             $24           ($1,425)(b)

                  Net income (loss) per share         ($0.18)         ( $0.51)           $0.01            ($0.48)
                  Weighted average shares              2,489            2,521            2,979             2,979

          (a) At the end of fiscal 1994, the Company formulated plans to close its Puerto Rico facility. This was completed July 1994. A final assessment associated with this closing required write-offs, reflected as an unusual charge of $1,252,400 for the year ended February 1995. As a result, the Company restated its results for its second fiscal quarter which ended August 1994. In the third quarter of the current fiscal year, the Company eliminated the $300,000 subordinated note payable to the former owner of Phoenix which created an unusual credit for fiscal year 1996. Both transactions are more fully described in
         Note 2.

         (b) During the fourth quarter of the fiscal year ended February 1995, the Company recorded additional inventory reserves and write-offs which aggregated $652,000.

                   Nantucket Industries, Inc. and Subsidiaries

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Column A      Column B        Column C        Column D        Column E
                  --------      --------        --------        --------        --------
                                                 Additions      Deductions
                                Balance at      Charged to         from         Balance at
                                 beginning       costs and       reserves          close
                Description       of year        expenses      described (a)      of year
                -----------       -------        --------      -------------      -------

Year ended March 2, 1996
   Allowances
      Accounts receivable          $193,964        $120,000        $273,888         $40,076
                              ==============================================================


Year ended February 25, 1995
   Allowances
      Accounts receivable          $175,000         $90,000         $71,036        $193,964
                              ==============================================================

(a) Uncollectable accounts written off against the allowance.

                                EXHIBIT INDEX
                                -------------

Exhibit No.               Description                                                                   Page No.
- -----------               -----------                                                                   --------
(3)(a)              Certificate of Incorporation as currently                                             *
                    in effect (filed as Exhibit 3(a) to Form 10-K
                    Report for the fiscal year ended February 27,
                    1988 (the "1988 10-K").

(3)(b)              By-Laws as currently in effect (filed as                                              *
                    Exhibit 3(b) to Form 10-Q Report for the quarter
                    ended August 26, 1995.

(4)(a)              Specimen Stock Certificate (filed as Exhibit                                          *
                    4(b) to Registration Statement on Form
                    S-1, No. 2-87229 filed October
                    17, 1983 (the "1983 Form S-1").

(4)(b)              Share Purchase Rights Agreement, dated                                                *
                    as of September 6, 1988, between the Company
                    and State Street Bank and Trust Company (filed
                    as Exhibit 4(a) to Form 8-K Report dated as of
                    September 6, 1988), as amended by the following:
                    Amendment No. 1 dated October 3, 1988 (filed as
                    Exhibit 9 to Schedule 14D-9 Amendment No. 1
                    dated October 4, 1988), Amendment No. 2 dated
                    October 18, 1988 (filed as Exhibit 14 to Schedule
                    14D-9 Amendment No. 2 dated October 19, 1988) and
                    Amendment No. 3 dated November 1, 1988 (filed as
                    Exhibit 4(c) to Form 10-K Report for the fiscal
                    year ended February 25, 1989 (the "1989 10-K"),
                    Amendment No. 4 dated as of November 17, 1988
                    (filed as Exhibit 1 to Amendment No. 1 to Form 8-A,
                    dated November 18, 1988) and Amendment dated as of
                    August 15, 1994 (filed as Exhibit 4(e) to Form 8-K dated
                    August 19, 1994).

(4)(c)              Note Acquisition Rights Agreement dated as of                                         *
                    September 6, 1988 between the Company and State
                    Street Bank and Trust Company, as amended on September 19,
                    1988 (filed as Exhibit 4(b) to Form 8-K Report dated
                    September 6, 1988) as amended by the following: Amendment
                    No. 2 dated October 3, 1988 (filed as Exhibit 10 to Schedule
                    14D-9 Amendment No. 2 dated October 4, 1988), Amendment No.
                    3 dated October 18, 1988 (filed as Exhibit 15 to Schedule
                    14D-9 Amendment No. 2 dated October 19, 1988), Amendment No.




                    4 dated November 1, 1988, (filed as Exhibit 4(d) to the 1989
                    10-K) and Amendment No. 5 dated as of November 17, 1988
                    (filed as Exhibit 2 to Amendment No. 1 to Form 8-A, dated
                    November 18, 1988).

(4)(d)              Certificate of Designation, Preferences and                                           *
                    Rights of Non-Voting Convertible Preferred Stock of
                    Nantucket Industries, Inc. (filed as Exhibit 4 to Form 8-K
                    Current Report dated March 22, 1994 (the "1994 8-K").

(4)(e)              Common Stock Purchase Agreement dated as of                                           *
                    August 18, 1994 by and among Registrant, Guess ?, Inc., the
                    Maurice Marciano 1990 Children's Trust, the Paul Marciano
                    Trust u/t/d 2/20/86, the Armand Marciano Trust u/t/d 2/20/86
                    and The Samberg Group, L.L.C. (filed as Exhibit 4(d) to Form
                    8-K dated August 19, 1994).

(9)                 Voting Trust Agreement by and among the                                               *
                    Samberg Group, L.L.C., George Gold, Donald Gold, Stephen
                    Samberg, Stephen Sussman, Robert Polen, Ray Wathen,
                    Nantucket Industries, Inc., Robert Rosen and Joseph Mazzella
                    dated as of March 21, 1994 (filed as Exhibit 99(b) to 1994
                    8-K).

(10)(a)             Nantucket Industries, Inc. Savings Plan,                                              *
                    effective June 1, 1988 by and between the Registrant and
                    George Gold and Donald Gold as Trustees, Amendment No. 1
                    thereto dated June 22, 1990 and Amendment No. 2 thereto
                    dated November 19, 1990 (filed as Exhibit (10)(a) to Form
                    10-K Report for the fiscal year ended February 29, 1992 (the
                    "1992 10-K")).

(10)(b)             Incentive Stock Option Plan (filed as Exhibit                                         *
                    10(d) to the 1988 10-K).

(10)(c)             1988 Nantucket Industries, Inc. Nonstatutory                                          *
                    Stock Option Plan (filed as Exhibit 10(c) to the 1989 10-K).

(10)(e)(i)          Trademark Agreement between Registrant and                                            *
                    Faberge, Incorporated dated November 1, 1980 ("Trademark
                    Agreement") regarding the trademarks "Faberge" and "BRUT"
                    for use with men's and boy's underwear and bathing suits
                    (filed as Exhibit 10(g)(i) to 1987 10-K); Amendment dated
                    November 16, 1982 regarding the trademark "BRUT 33" (filed as Exhibit 10(m) to 1983 S-1); Letter dated August 24, 1983 from Faberge to Registrant with respect to renewal of the Trademark Agreement for an additional five year period
                    (filed as Exhibit 10(g)(iii) to 1987 10-K); Amendment dated
                    May 6, 1983 regarding the trademarks "BRUT Medallion Design" and "Brut Royale" (filed as Exhibit 10(k)(ii) to 1983 S-1;
                    Amendment dated December 5, 1983 (filed as Exhibit 10(g)(iv) to the Form 10-K Report for the fiscal year ended March 3, 1984 (the "1984 10-K"); Amendment dated October 31, 1984
                    (filed as Exhibit 10(g)(xiii) to the Form 10-K Report for the fiscal year ended March 2, 1985 (the "1985 10-K"));
                    Amendment dated March 14, 1986 extending license to include swimwear tops (filed as Exhibit 10(g)(v) to the 1986 10-K;
                    Amendment dated April 25, 1984 (filed as Exhibit 10(g)(v) to the 1984 10-K); Letter dated December 31, 1987, extending term of Trademark Agreement for an additional five year period and deleting men's and boy's bathing suits from coverage (filed as Exhibit 10(g)(iii) to the 1988 10-K);
                    extension dated February 24, 1989, extending expiration date of the Trademark Agreement to February 28, 1998 (filed as
                    Exhibit 10(e)(ii) to the 1989 10-K).

(10)(e)(ii)         Intentionally Omitted

(10)(e)(iii)        License Agreement between the Company and                                             *
                    BRITTANIA Sportswear, Ltd. (subsidiary of Levi Strauss)
                    dated September 6, 1988 for the manufacture and sale of
                    men's and ladies' underwear under the "BRITTANIA" trademark
                    (filed as Exhibit 19 to Form 10-Q for the Quarter ended
                    August 27, 1988).

(10)(e)(iv)         License Agreement between the Company and                                             *
                    BRITTANIA Sportswear, Ltd. (subsidiary of Levi Strauss)
                    dated December 31, 1991 for the manufacture and sale of
                    men's and ladies' underwear under the "BRITTANIA" trademark
                    (filed as Exhibit 10(e)(iv) to the Form 10-K Report for the fiscal year ending February 26, 1994 (the "1994 10-K")).

(10)(e)(v)          Amendment dated as of January 31, 1996                                               Filed
                    to License Agreement between the Registrant                                          Herewith
                    and BRITTANIA Sportswear, Ltd. (subsidiary of Levi Strauss)
                    for the manufacture and sale of mens' and ladies' loungewear under the "BRITTANIA" trademark.

(10)(e)(vi)         Intentionally omitted.



(10)(f)             Modification and Extension of Lease                                                   *
                    dated November 30, 1982 between Registrant and Satti
                    Development Corp. (filed as Exhibit 10(1) to the 1983 10-K);

                    (i) amendment dated February 16, 1988                                                 *
                    extending term of lease through April 30, 1993 (filed as
                    Exhibit 10(h) to the 1988 10-K);

                       (ii) amendment dated August 15, 1991                                               *
                    expanding demised premises, extending term of lease through
                    May 31, 1997 and modifying annual rental (filed as Exhibit
                    10(f)(ii) to 1992 Form 10-K).

10(f)(i)            Intentionally omitted.

(10)(g)             Promissory Notes from George J. Gold                                                  *
                    and Donald D. Gold to Registrant (filed as Exhibit 10(s) to
                    1983 S-1).

(10)(h)             Intentionally omitted.

(10)(i)             Amended and Restated Credit Agreement                                                 *
                    dated December 8, 1989, between Registrant and Manufacturers
                    Hanover Trust Company ("MHTC") for the borrowing of up to
                    $11,500,000 of which $8,500,000 is on a revolving credit
                    basis until March 5, 1993, the balance to be used against
                    letters of credit issued by MHTC for the benefit of the
                    Registrant; $8,500,000 Note dated December 8, 1989, from
                    Registrant to MHTC; Continuing Letter of Credit Security
                    Agreement dated December 8, 1989, between Registrant and
                    MHTC. (filed as Exhibit 10(i) to the Form 10-K Report for
                    the fiscal year ended March 3, 1990 (the "1990 10-K")
                    Omitted exhibits to said Agreement will be furnished to the
                    Commission upon request.

                    (i) First Amendment dated August 1, 1990 * to Loan
                    Agreement between Registrant and MHTC (filed as Exhibit
                    10(i)(i) to the Form 10-K Report for the fiscal year ended March 2, 1991);

                    (ii) Second Amendment and Waiver dated * as of May 23,
                    1991 to Loan Agreement between Registrant and MHTC (filed as Exhibit (10)(i)(ii) to the 1992 Form 10-K);


                    (iii) Fifth Amendment and Waiver dated * as of February
                    22, 1993, to Amended and Restated Credit Agreement dated as of December 8, 1989, between the Registrant and Chemical Bank, as successor by merger to MHTC (filed as Exhibit (iii) to the Form 8-K dated March 4, 1993);

                    (iv) Sixth Amendment and Waiver dated * as of March 4,
                    1993, to Amended and Restated Credit Agreement (filed as
                    Exhibit 10(k)(iv) to 1993 10-K).

(10)(j)(i)          Revolving Credit Agreement dated as of                                                *
                    December 30, 1993 by and between Chemical Bank, Nantucket
                    Industries, Inc., Nantucket Mills, Inc. and Nantucket
                    Management Corporation (the "Credit Agreement") (filed as
                    Exhibit 10(j)(i) to the 1994 Form 10-K).

(10)(j)(ii)         First Amendment to Credit Agreement dated                                             *
                    as of February 28, 1994 by and between Chemical Bank,
                    Nantucket Industries, Inc., Nantucket Mills, Inc. and
                    Nantucket Management Corporation (filed as Exhibit 10(j)(ii)
                    to the 1994 10-K).

(10)(j)(iii)        Second Amendment to Credit Agreement dated                                            *
                    as of March 17, 1994 by and between Chemical Bank, Nantucket
                    Industries, Inc., Nantucket Mills, Inc. and Nantucket
                    Management Corporation (filed as Exhibit 10(j)(iii) to the
                    1994 10-K).

(10)(k)             Intentionally omitted.

(10)(n)             Intentionally omitted.

(10)(o)             Intentionally omitted.

(10)(q)             Intentionally omitted.

(10)(r)             Intentionally omitted.

(10)(s)             Intentionally omitted.

(10)(t)             Intentionally omitted.

(10)(u)             Intentionally omitted


(10)(v)             Sublicense Agreement dated November 20, 1991                                          *
                    by and among Dawson Consumer Products, Inc., Registrant and
                    PGH Company regarding the use of the trademark "Adolfo" on men's high fashion underwear briefs (filed as Exhibit
                    (10)(v) to the 1992 Form 10-K).

(10)(w)             Sublicense Agreement dated October 16, 1992                                           *
                    by and among Salant Corporation, Dawson Consumer Products,
                    Inc. and the Registrant regarding the use of the trademark
                    "John Henry" on men's high fashion underwear briefs (filed as Exhibit (10)(w) to the 1992 Form 10-K).

(10)(x)             Employment Agreement dated May 26, 1992                                               *
                    by and between the Registrant and Stephen P. Sussman (filed as Exhibit 10(x) to the Form 10Q Report for November 28,
                    1992) as amended by the Amendment dated August 8, 1994
                    (filed as Exhibit 99(a) to Form 8-K dated August 19, 1994).

(10)(y)             Intentionally omitted.

(10)(z)(i)          Intentionally omitted

(10)(z)(ii)         Amended and Restated Employment                                                       *
                    Agreement dated as of March 18, 1994 by and between
                    Nantucket Industries, Inc. and Stephen M. Samberg (filed as
                    Exhibit 10(z)(ii) to the 1994 Form 10-K) as amended by the
                    Amendment dated August 8, 1994 (filed as Exhibit 99(c) to
                    Form 8-K dated August 19, 1994).

(10)(aa)            License Agreement dated October 5, 1992                                               *
                    between Cluett Peabody & Co., Inc. and Registrant with
                    respect to the ARROW trademark (filed as Exhibit 2 to Form
                    10Q Report for November 28, 1992).



(10)(bb)            License Agreement dated December 9, 1992                                              *
                    between GUESS?, Inc. and Registrant with respect to the
                    GUESS? trademark (filed as Exhibit 3 to Form 10Q Report for
                    November 28, 1992).

(10)(cc)            Registrant's 1992 Executive Long-Term Stock                                           *
                    Option Place (filed as Exhibit 4 to Form 10Q Report for
                    November 28, 1992).

(10)(dd)            Registrant's 1992 Executive Performance                                               *
                    Benefit Plan (filed as Exhibit 5 to Form 10Q for November
                    28, 1992).

(10)(ee)            Management Agreement made as of January 1,                                            *
                    1993 by and between Nantucket Management Corp. (a subsidiary of Registrant) and Registrant (filed as Exhibit 10(ee) to
                    1993 10-K).

(10)(ff)            License Agreement dated December 21, 1992                                             *
                    between Registrant and McGregor Corporation with respect to the Botany 500 Trademark (filed as Exhibit 10(ff) to 1993
                    10-K).

(10)(ff)(i)         Letter agreement dated July 10, 1995                                                 Filed
                    amending License Agreement between the Registrant                                    Herewith
                    and McGregor Corporation with respect to Botany 500
                    Trademark.

(10)(gg)            Severance Agreement dated as of March 18,                                             *
                    1994 by and among Nantucket Industries Inc., George J. Gold and Donald Gold (filed as Exhibit 10(gg)(i) to the Form 10K
                    Report for the fiscal year ended February 25, 1995). (Filed as Exhibit 10(gg) to the 1994 Form 10-K) as amended by the
                    Amendment dated August 17, 1994 (filed as Exhibit 99(b) to
                    Form 8-K dated August 19,1994).

(10)(gg)(i)         Letter dated February 28, 1995 amending                                               *
                    Severance Agreement by and among Registrant, George J. Gold and Donald D. Gold (filed as Exhibit 10(gg)(i) to the Form
                    10-K Report for the fiscal year ended February 25, 1995).



(10)(hh)            Agreement dated as of March 1, 1994 by                                                *
                    and among the Samberg Group, L.L.C., George J. Gold, Donald
                    D. Gold, Stephen M. Samberg, Stephen P. Sussman, Robert
                    Polen, Raymond L. Wathen and Nantucket Industries, Inc.
                    (filed as Exhibit 10(hh) to the 1994 Form 10-K)

(10)(ii)            Loan and Security Agreement by and between                                            *
                    Nantucket Industries, Inc. and Congress Financial Corp.
                    dated as of March 21, 1994 (filed as Exhibit 99(b) to 1994
                    8-K).

(10)(jj)            Guaranty by Nantucket Mills, Inc. in favor                                            *
                    of Congress Financial Corp. dated as of March 21, 1994
                    (filed as Exhibit 99(c) to 1994 8-K).

(10)(kk)            General Security Agreement by Nantucket                                               *
                    Mills, Inc. in favor of Congress Financial Corp. dated as of
                    March 21, 1994 (filed as Exhibit 99(d) to 1994 8-K).

(10)(ll)            Guaranty by Nantucket Management                                                      *
                    Corporation in favor of Congress Financial Corp. dated as of
                    March 21, 1994 (filed as Exhibit 99(e) to 1994 8-K).

(10)(mm)            General Security Agreement by Nantucket                                               *
                    Management Corporation in favor of Congress Financial Corp.
                    dated as of March 21, 1994 (filed as Exhibit 99(f) to 1994
                    8-K).

(10)(nn)            Amended and Restated Credit Agreement by                                              *
                    and among Chemical Bank, Nantucket Industries, Inc.,
                    Nantucket Mills, Inc. and Nantucket Management Corporation
                    dated as of March 21, 1994 (filed as Exhibit 99(g) to 1994
                    8-K) and amended by the Amendment dated as of August 18,
                    1994 (filed as Exhibit 99(e) to the Form 8-K dated August
                    19, 1994).

(10)(oo)            Amended and Restated Security Agreement by                                            *
                    and between Nantucket Industries, Inc. and Chemical Bank
                    dated as of March 21, 1994 (filed as Exhibit 99(h) to 1994
                    8-K).


(10)(pp)            Amended and Restated Security Agreement                                               *
                    by and between Nantucket Mills, Inc. and Chemical Bank dated as of March 21, 1994 (filed as Exhibit 99(i) to 1994 8-K).

(10)(qq)            Security Agreement by and between Nantucket                                           *
                    Management Corporation and Chemical Bank dated as of March
                    21, 1994 (filed as Exhibit 99(j) to 1994 8-K).

(10)(rr)            Deed to Secure Debt, Security Agreement                                               *
                    and Assignment of Leases and Rents by Nantucket Industries,
                    Inc. to Congress Financial Corporation dated June 8, 1994
                    (filed as Exhibit 10(rr) to the 1994 Form 10-K).

(10)(ss)            Deed to Secure Debt, Security Agreement                                               *
                    and Assignment of Leases and Rents by Nantucket Industries,
                    Inc. to Chemical Bank dated as of June 8, 1994 (filed as
                    Exhibit 10(ss) to the 1994 Form 10-K).

(10)(tt)            Employment Agreement dated November 23,                                               *
                    1994 by and between Registrant and Raymond L. Wathen (filed as Exhibit 10(tt) to Form 10-K Report for the fiscal year
                    ended February 25, 1995).

(10)(tt)(i)         Amendment to Employment Agreement entered                                            Filed
                    into as of January 1, 1996 between Registrant and                                    Herewith
                    Raymond L. Wathen.

(10)(uu)            Employment Agreement dated July 1, 1994                                               *
                    by and between Registrant and Ronald S. Hoffman (filed as
                    Exhibit 10(uu) to Form 10-K Report for the fiscal year ended
                    February 25, 1995).

(10)(uu)(i)         Letter Agreement dated June 12, 1995                                                 Filed
                    between Registrant and Ronald S. Hoffman, extending                                  Herewith
                    the term of his employment to June 30, 1996.



(10)(vv)            Employment Agreement dated as of January                                             Filed
                    1, 1996 by and between Registrant and Joseph                                         Herewith
                    Visconti.

(10)(ww)            First Amendment, dated as of December 15,                                             *
                    1995, to Amended and Restated Credit Agreement dated as of
                    March 21, 1994, among Nantucket Industries, Inc. and its
                    subsidiaries and Chemical Bank (filed as Exhibit (10)(vv) to
                    Form 10-Q Report for the quarter ended November 25, 1995.