Form 10-K/A
period 1996-03-02
NANTUCKET INDUSTRIES INC
filed 1996-06-28
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

                           NANTUCKET INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended March 2, 1996, as set forth in the pages attached hereto:


Item 10:        Directors and Executive Officers of the Registrant

Item 11:        Executive Compensation

Item 12:        Security Ownership of Certain Beneficial Owners and

Item 13:        Certain Relationships and Related Transactions

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NANTUCKET INDUSTRIES, INC.
                                          (Registrant)


Dated:  June 28, 1996                    By: /s/ Ronald S. Hoffman
                                            ----------------------
                                            Ronald S. Hoffman
                                            Chief Financial Officer
                                            (Chief Accounting Officer)

                The text of Items 10, 11, 12 and 13 comprising Part III of Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended March 2, 1996, which presently consists of an incorporation by reference to Registrant's definitive proxy statement, is hereby amended to substitute therefor the full text of such Items as set forth in the pages attached hereto.

                         AMENDED ITEMS 10, 11, 12 AND 13
                                     OF THE
                          ANNUAL REPORT ON FORM 10-K OF
                   NANTUCKET INDUSTRIES, INC. (the "Company")
                     FOR ITS FISCAL YEAR ENDED MARCH 2, 1996


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

                The table below sets forth for each director at March 2, 1996, such director's name, age and other positions with the Company as at that date.

Director (Age) and Position                                                                Year First
- ---------------------------                                                                ----------
    with the Company                                                                    Elected Director
    ----------------                                                                    ----------------

                                      Class I - Current Term Expires in 1997
                                      --------------------------------------
  Stephen M. Samberg (51)                              Chairman of the Board and
                                                       Chief Executive Officer                        1988

  Robert M. Rosen* (51)                                                                               1983

  Warren D. Cole* (37)                                                                                1994

                                      Class II - Current Term Expires in 1998
                                      ---------------------------------------

  George J. Gold (74)                                                                                 1966

  Joseph Visconti (50)                                 President                                      1996

                                     Class III - Current Term Expires in 1996
                                     ----------------------------------------

  Donald D. Gold (70)                                                                                 1966

  Ronald S. Hoffman (53)                               Chief Financial Officer                        1994
                                                       and Secretary

  Roger A. Williams* (48)                                                                             1994

  ---------------------------
*   Member of the Audit and Compensation Committees


Set forth below is information regarding the principal occupations of each director during the past five years and other directorships held by each director in public companies.

Warren D. Cole has been the Executive Vice President and Chief Financial Officer of The Macklowe Organization, a large, privately held real estate investment, development and management company based in New York City.

George J. Gold had been Chairman of the Board, Chief Executive Officer and Treasurer of the Company, which positions he resigned on March 18, 1994.

Donald D. Gold had been the Secretary of, and since September 1993, Vice Chairman of the Company, which positions he resigned on March 18, 1994. Until September 1993, Mr. Gold also served as President of the Company.

Ronald S. Hoffman has been Chief Financial Officer of the Company since July, 1994 and Secretary thereof since October, 1994. Prior to his employment with the Company, Mr. Hoffman was President of North Country Supply, Inc. and so served for two years. From 1990 until 1992, Mr. Hoffman was a financial consultant to clients in financial services and distribution activities. From 1984 until 1990, he served as Chief Financial Officer of ElectroSound Group, Inc.

Robert M. Rosen has been a partner in the law firm of Lane Altman & Owens LLP, general counsel to the Company.

Stephen M. Samberg has been Chairman of the Board and Chief Executive Officer of the Company since March 18, 1994. From September, 1993 until January 1, 1996, Mr. Samberg also served as President of the Company. He has also been in charge of the Company's men's underwear sales operations since 1988.

Roger A. Williams has been the Executive Vice President and Chief Financial Officer of Guess ?, Inc. since March, 1994. From October 1992 to February 1994, he served as Executive Vice President and Chief Financial Officer of The Donna Karan Company. From July 1990 to October 1992, he was Executive Vice President - Operations and Chief Financial Officer of Authentic Fitness Corporation, a company formed in 1990 to acquire substantially all of the Activewear division of Warnaco, Inc. Mr. Williams serves as a director pursuant to the Agreement with the Guess Group as further described under the heading "Certain Relationships and Related Transactions".

Joseph Visconti became President of the Company effective January 1, 1996. From July, 1991 through December 31, 1995, Mr. Visconti was President and Chief Executive Officer of Salant Corp.'s men's and children's apparel division. From July, 1987 to June, 1991, he was President of the William Carter Company.

All executive officers of the Company are directors.

Executive officers of the Company are elected annually for a term of office expiring at the Board of Directors meeting immediately following the next succeeding Annual Meeting of Stockholders, or until their successors are duly elected and qualified; however, each of the Company's current executive officers is employed under a written employment contract (described below).


George J. Gold and Donald D. Gold are brothers. None of the other directors or executive officers of the Company are related to each other.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
- -------------------------------------------------

                Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended March 2, 1996 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 2, 1996, no director, officer or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 2, 1996 or any previous fiscal year except as follows:


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

COMPENSATION OF DIRECTORS

                Directors, other than those employed by the Company, are paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                The law firm of Lane Altman & Owens LLP, of which Robert M. Rosen, a director of the Company and a member of the Compensation Committee, is a partner, is general counsel to the Company. Legal fees accrued for professional services rendered by Lane Altman & Owens LLP to the Company in fiscal 1996 were in the amount of $167,708.

                License fees for the Company's use of certain trademarks of Guess ?, Inc., of which Roger A. Williams, a director of the Company and a member of the Compensation Committee, is Chief Financial Officer, were $334,671 in fiscal 1996.

                There are no other relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 2, 1996 required to be reported pursuant to Item 402(j) of Regulation S-K.

SUMMARY COMPENSATION TABLE

                The Summary Compensation Table shows compensation information for the Company's Chief Executive Officers and each of the four other most highly compensated executive officers of the Company during the fiscal years ended March 2, 1996, February 25, 1995 and February 26, 1994.

                The Summary Compensation Table appears on pages 7 and 8.

OPTION/SAR GRANTS IN FISCAL YEAR ENDED MARCH 2, 1996

                See page 9.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED
 MARCH 2, 1996 AND FISCAL YEAR-END OPTION/SAR VALUES

                See page 10.

LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED
  MARCH 2, 1996

                No Long Term Incentive Plan Awards were made to the CEO and other named executives in the fiscal year ended March 2, 1996.

 SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM COMPENSATION
                                                                                         ----------------------
                         ANNUAL COMPENSATION                                      AWARDS                   PAYOUTS
                         -------------------                                      ------                   -------
                                                            OTHER       RESTRICTED                                         ALL
                                                            ANNUAL         STOCK                                          OTHER
NAME AND PRINCIPAL      FISCAL       SALARY      BONUS   COMPENSATION      AWARDS     OPTIONS/SAR     LTIP PAYOUTS     COMPENSATION
    POSITION             YEAR       ($) (1)       ($)        ($)             #             #              ($)             ($) (2)
- ----------------------- -------    ---------    -------  -------------  ----------  ---------------   ------------   --------------

Stephen M. Samberg       1996       $522,769       $0          $0           0            0                $0               $4,152

     Chairman of the     1995       $500,000       $0          $0           0         75,000(3)           $0               $3,522
     Board, Chief
     Executive
     Officer, Treasurer  1994       $803,496(4)    $0          $0           0            0                $0               $11,560
     and Director


Ronald S. Hoffman        1996       $152,885       $0          $0           0            0                $0               $3,696

     Vice President-     1995       $98,007(5)     $0          $0           0         30,000(3)           $0                $606
     Finance, Chief
     Financial Officer,
     Secretary and       1994          $0          $0          $0           0            0                $0                 $0
     Director


Raymond L. Wathen        1996       $157,655       $0          $0           0            0                $0               $3,696

     President-          1995       $199,334(6)    $0          $0           0         37,500(3)           $0               $3,522
     GUESS?
     Division and        1996       $234,149(6)    $0          $0           0            0                $0               $5,999
     Director(13)


George G. Gold(7)        1996          $0          $0          $0           0            0                $0             $356,730(8)

     Director            1995          $0          $0          $0           0            0                $0             $353,527(8)

                         1994       $470,640       $0       $62,249(9)      0            0                $0             $103,847




                                                    -7-





Donald D. Gold(10)       1996          $0          $0          $0           0            0                $0              $89,717(8)

     Director            1995          $0          $0          $0           0            0                $0              $89,272(8)

                         1994       $322,822       $0       $29,000(9)      0            0                $0              $69,709

Stephen P. Sussman(11)   1996       $146,769       $0          $0           0            0                $0               $4,087

                         1995       $144,000       $0          $0           0         22,500(3)           $0               $3,744

                         1994       $148,846       $0          $0           0            0                $0               $3,582

Joseph Visconti          1996       $51,923(12)    $0          $0           0         30,000(3)           $0                 $0

     President and       1995          $0          $0          $0           0            0                $0                 $0
     Director
                         1994          $0          $0          $0           0            0                $0                 $0




(1) Includes amounts deferred at the election of each of the named executive officers pursuant to the Company's 401(k) Profit Sharing Plan.

(2) Comprised of 401(k) contibutions and life insurance premiums which benefits are payable to the estates of the named executive officers, except where specifically footnoted as pursuant to the Severance Agreement. For fiscal 1996, 401(k) contibutions were: $3,000; Stephen M. Samberg, $3,000; Ronald
     S. Hoffman, $3,000;Raymond L. Wathen, $2,935; Stephen P. Sussman. All other compensation reported for fiscal 1996 hereunder comprised life insurance premiums.

(3) The options reflected were awarded pursuant to the Company's 1992 Executive Long-Term Option Plan.

(4) Mr. Samberg's compensation in fiscal 1994 consisted entirely of commissions based on sales of the Company's mens' undergarments.

(5)  Mr. Hoffman was hired July 1, 1994.

(6) Compensation in each of fiscal 1996, 1995, 1nd 1994 included commissions based on sales of the Company's GUESS? Products.

(7) Chairman of the Board, Chief Executive Officer and Treasurer through March 18, 1994.

(8) Amounts paid pursuant to the Severance Agreement dated as of March 18, 1994 more fully described herein below.

(9) Automobile lease payments and related costs, including both personal and business portions therof.

(10) Vice Chairman and Secretary through March 18, 1994.

(11) Vice President - Finance through October 10, 1994. Mr. Sussman currently manages the Company's production and distribution facility in Cartersville, Georgia.

(12) Mr. Visconti was hired and became a director effective January 1, 1996.

(13) Mr. Walthen resigned as President of the GUESS? Division and as a director effective January 1, 1996.


                                      -8-


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                                      POTENTIAL
                                                                                      REALIZABLE VALUE
                                                                                      AT ASSUMED ANNUAL
                                                                                      RATES OF STOCK
                                                                                      PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                  FOR OPTION TERM
- --------------------------------------------------------------------------------------------------------
                    Number of
                    Securities      %of Total
                    Underlying      Options/SARs
                    Options/        Granted          Exercise
                    SARs            in               or Base          Expiration
Name                Granted(#)      Fiscal Year      Price ($/SH)     Date             5%($)      10%($)
- ----                ----------      -----------      ------------     ----------       -----      ------

Joseph Visconti(1)  30,000(2)       100%             $3.00            01/01/06         $366,000   $462,000

- -------------------

(1) No individual grants of stock options or freestanding SARs were made during the last completed fiscal year to the CEO or any other named executive officer other than Joseph Visconti.

(2) Options for the purchase of the Company's common stock, par value $.10. Twenty percent of such options become exercisable on each of 1/1/97, 1/1/98, 1/1/99, 1/1/00 and 1/1/01.


                                      -9-

                                AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                     AND FISCAL YEAR-END OPTION/SAR VALUES (1)


                                                                                        NUMBER OF
                                                                                        SECURITIES               VALUE OF
                                                                                        UNDERLYING               UNEXERCISED
                                                                                        UNEXERCISED              IN-THE-MONEY
                                                                                        OPTIONS/SARS             OPTIONS/SARS
                                     SHARES                                             AT FY-END (#)            AT FY-END ($)
                                     ACQUIRED ON                                        EXERCISABLE/             EXERCISABLE/
NAME                                 EXERCISE (#)        VALUE REALIZED ($)             UNEXERCISABLE            UNEXERCISABLE (2)
- ----                                 ------------        ------------------             -------------            -----------------

STEPHEN M. SAMBERG                       0                      $0                        0 / 75,000                 $0 / $0

RONALD S. HOFFMAN                        0                      $0                        0 / 30,000                 $0 / $0

RAYMOND L. WATHEN                        0                      $0                        0 / 37,500                 $0 / $0

GEORGE J. GOLD                           0                      $0                        0 / 0                      $0 / $0

DONALD D. GOLD                           0                      $0                        0 / 0                      $0 / $0

STEPHEN P. SUSSMAN                       0                      $0                        0 / 22,500                 $0 / $0

JOSEPH VISCONTI                          0                      $0                        0 / 30,000                 $0 / $0

(1)  THERE ARE CURRENTLY NO OUTSTANDING STOCK APPRECIATION RIGHTS.

(2)  NO OUTSTANDING OPTIONS WERE IN THE MONEY AT THE END OF FISCAL 1996.



                                      -10-





EMPLOYMENT AND SEVERANCE AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

                In fiscal 1989, Messrs. George J. Gold and Donald D. Gold (the "Golds") each executed new ten-year employment agreements (the "1989 Agreements") which were to expire on February 27, 1999, and provided for base salaries of approximately $601,000 and $384,000 in fiscal 1994 for George J. Gold and Donald D. Gold, respectively. Such salaries were voluntarily reduced to $471,000 and $323,000 during fiscal 1994. Under the 1989 Agreements, the Company was obligated to transfer to each of the Golds, upon termination of his employment, ownership of whole life insurance policies on each of their lives, with cash values in the amount of approximately $526,000 for George G. Gold and approximately $472,000 for Donald D. Gold, to repay any borrowings by the Company against such policies, and to provide each of the Golds with a severance payment in an amount sufficient to pay all tax liabilities incurred by each of the Golds by virtue of the transfer of ownership of such policies.

                As of March 18, 1994, the Golds resigned their positions as executive officers of the Company and entered into a Severance Agreement with the Company. The Severance Agreement provides for an annual payment to the Golds of approximately $400,000, in the aggregate, for each year of the five year term of the Severance Agreement. The Severance Agreement also provides for the Company to maintain life and health insurance policies for their benefit and to continue paying one-half of each of the Golds' share of the annual payments to his spouse in the event of his death. Pursuant to the Severance Agreement, stock options for 20,000 and 10,000 shares of Common Stock issued to George and Donald Gold, respectively, under the 1992 Long-Term Incentive Stock Option Plan, and bonus awards for maximums of $123,000 and $61,500 made to George and Donald Gold, respectively, under the 1992 Executive Performance Benefit Plan, were cancelled. Further, the Golds agreed to relinquish their rights to receive ownership of the whole life insurance policies on their lives described in the previous paragraph.

                Under the Severance Agreement, the Company is also to provide certain benefits to the Golds in respect of sales of shares of the Company's Common Stock ("Shares") by them during the period September 1, 1994 to August 31, 1996 (the "Resale Period"). Such benefits provide, in general and subject to certain limitations, that, for up to 100,000 Shares in the case of George J. Gold and 60,000 Shares in the case of Donald D. Gold, the Company will pay to the Golds for each Share sold by them for less than $5.00 during the Resale Period, 80% of the lesser of (a) $1.50 and (b) the difference between the sale price per Share and $5.00. Further, the Company will, in general and subject to specific limitations, issue on April 1, 1997 warrants for the purchase of up to 100,000 Shares by George J. Gold and up to 60,000 Shares by Donald D. Gold. The number of such warrants issued to each of the Golds will equal the number of shares sold by him during the Resale Period, subject to the maximums described in the preceding sentence. As to each of the Golds, the aggregate exercise price for the warrants issued to him will equal the aggregate gross proceeds from his sales of Shares during the Resale Period.

                On September 27, 1992, the Company entered into a new sixty-five
(65) month employment agreement with Stephen M. Samberg (the "1992 Agreement"), which replaced the five-year contract entered into in 1988 between Mr. Samberg and the Company. Mr. Samberg's compensation during fiscal 1994 was determined pursuant to the 1992 Agreement. The 1992 Agreement provided for basic compensation in the form of commissions at the rate of between 1% and 4% of net sales of men's and boy's fashion underwear, basic underwear, thermal underwear and swim wear, manufactured or sold by the Company to specified customers, and either .25% or 1% of sales of certain women's products depending on whether or not such sales are in excess of specified base sales volumes. As of March 1, 1994, the Company and Mr. Samberg, in connection with Mr. Samberg's election as Chairman of the Board and Chief Executive Officer, entered into a new employment agreement (the "1995 Agreement"). Under the 1995 Agreement, Mr. Samberg's annual base compensation is $500,000 and he is entitled to discretionary bonuses as determined by the Compensation Committee, in an amount not to exceed $300,000 per year. The 1995 Agreement also provides that Mr. Samberg is eligible for the Company's other compensatory plans and that the Company will provide health and disability insurance for Mr. Samberg and reimburse all reasonable business expenses.

                During fiscal 1993, the Company entered into an employment agreement with Stephen P. Sussman for a term expiring on February 28, 1998, which provides for base salary of $160,000 during calendar 1992, $180,000 for calendar 1993 and annual increases of approximately 5% per year for each year thereafter. Effective April 19, 1993, Mr. Sussman's annual salary was reduced to $144,000 by mutual agreement. The agreement also requires the Company to provide health, life and disability insurance and to reimburse all reasonable business expenses. In the event of the termination of Mr. Sussman's employment by the Company, other than for good cause, or the expiration of the agreement without renewal, the Company will be required to retain Mr. Sussman as a consultant until February 28, 2003 for an annual fee of $40,000, plus benefits comparable to those paid to officers of the Company.

                On July 1, 1994, the Company entered into an employment agreement with Ronald S. Hoffman which provides for annual salary of $150,000. The agreement also provides, as additional contingent compensation, for the grant to Mr. Hoffman under the 1992 Executive Long Term Stock Option Plan of options to purchase 30,000 shares of Common Stock. The agreement also requires the Company to provide health and life insurance and to reimburse all reasonable business expenses.


                As of March 1, 1994, the Company entered into an employment agreement with Raymond L. Wathen for a term of five years. The agreement, as amended, provides for the following compensation: (a) in the first year the sum of $150,000 and 2% of the net sales of GUESS? products during that year; (b) during the period February 26, 1995 through December 31, 1995 the sum of

$150,000 per annum; and (c) from January 1, 1996 until the end of the Term $100,000 per annum, plus 1% of the net sales of GUESS? products sold to certain customers. The agreement also requires the Company to provide health and life insurance and to reimburse all reasonable business expenses. The agreement may be terminated early by the Company if certain sales levels of GUESS? products are not achieved by Mr. Wathen in fiscal years 1997 and 1998. The agreement has been "informally" terminated at this time.

                On January 1, 1996, the Company entered into an employment agreement with Joseph Visconti which provides for an annual salary of $200,000 plus a bonus for each fiscal year based on increases in sales from those achieved in fiscal 1996, which bonus in the first fiscal year shall not be less than $100,000. The agreement also provides for the grant to Mr. Visconti under the Stock Option Plan of options to purchase 30,000 shares of common stock. The agreement also requires the Company to provide health and disability insurance and to reimburse for all reasonable business expenses.

                In addition to delineating the duties and responsibilities of each executive employee, the employee's salary and certain fringe benefits, and the circumstances under which employment with the Company may be terminated, the employment agreements for Stephen M. Samberg, Ronald S. Hoffman, Raymond L. Wathen, and Stephen P. Sussman, and the Severance Agreement also contain certain provisions to take effect in the event of a "Change in Control." A "Change in Control" generally is defined to include (i) a merger or consolidation involving the Company pursuant to which less than 75% of the outstanding voting securities or other beneficial interest of the surviving or resulting corporation or other entity is held by the stockholders of the Company other than those stockholders who acquire beneficial ownership of 20% or more of the Company's outstanding stock after the date of each agreement; (ii) the transfer to another corporation (other than a wholly owned subsidiary or a corporation which is at least 75% owned by the Company's stockholders other than those stockholders who acquire beneficial ownership of 20% or more of the Company's outstanding stock after the date of each agreement) of substantially all of the assets of the Company; (iii) the acquisition by any person (other than Guess ?, Inc. and its affiliates) of the beneficial ownership of 20% or more of the Company's then outstanding securities or the acquisition by Guess ?, Inc. and its affiliates of the beneficial ownership of 30% or more of the Company's then outstanding securities; (iv) a change in the composition of the majority of the Board of Directors occurring within 24 months of the acquisition by any person of the beneficial ownership of 10% or more of the Company's then outstanding securities; or (v) the occurrence of any of the trigger events described in Sections 11(a)(ii) or 13(a) of the Company's Shareholders Rights Plan.

                In the event of any such Change in Control, certain specified benefits ("Termination Benefits") are provided for each such executive employee upon termination of his employment by the Company other than for cause, or in the event that he leaves the employ of the Company due to one of the following events: (i) assignment inconsistent with his current status; (ii) distant transfer; (iii) default by the Company under the employment agreement or other agreement with the employee; (iv) failure on the part of the Company to provide the employee with substantially similar plan benefits to those in which he had been a participant; or (v), in the case of Messrs. Samberg, Wathen, and Hoffman, inability to effectively discharge his duties due to a Change in Control.

                The amount of Termination Benefits payable to Mr. Samberg is determinable only at the time of termination and is, if such termination is by the Company or by Mr. Samberg following a default by the Company, in addition to any other amounts due under his employment agreement. Cash benefits include (x) three years' base salary (totalling $1,500,000) and (y) three times the average annual bonus in the preceding three years (or such lesser number of years as have elapsed since the agreement was made); the sum of (x) and (y) payable in a lump sum and discounted to present value.

                Termination Benefits payable to Mr. Hoffman would comprise three annual payments of $62,500 and fringe benefits for three years. Termination Benefits payable to Mr. Sussman would equal a lump sum payment of $150,000 in addition to any other amounts due under his employment agreement. The maximum amount of Termination Benefits payable to each of the executives, except Mr. Hoffman, is limited to an amount which would cause such individual not to receive "Excess Parachute Payments" for purposes of Section 280G and 4999 of the Internal Revenue Code.

                With respect to the Golds, in the event that, following such a Change in Control, (a) the Company defaults, in an amount greater than $1,000, in its obligations to pay money to either of the Golds, such of the Golds, in addition to all other benefits under the Severance Agreement, shall be entitled to a lump sum payment of twice the annual payment due him, discounted to its then-present value; or (b) the Company defaults in any other of its obligations to either of the Golds, such of the Golds shall be entitled to a lump sum, discounted to its present value, of the greater of (x) twice the annual payment due him, or (y) the aggregate of the remaining payments due him under the Severance Agreement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

                The following table sets forth as of June 25, 1996 the beneficial share ownership of each director and executive officer owning Common Stock, and of all officers and directors as a group.

Address of                                    Nature of
Beneficial                                    Beneficial                                      Percent
Owner                                         Ownership                                       of Class (6)
- -----                                         ---------                                       ------------

George J. Gold                                 452,918 (1)                                      14.06%
209 Sterling Road
Harrison, NY 10528

Donald D. Gold                                 219,639 (1)                                       6.82%
2107 River Green Drive
Atlanta, GA 30327

Stephen M. Samberg                             263,003 (2)(5)                                    8.17%
105 Madison Avenue
New York, NY 10016

Robert M. Rosen                                  9,000 (3)                                      *
101 Federal Street
Boston, MA 02110

Warren D. Cole                                   28,300                                         *
142 West 57th Street
New York, NY 10019

Ronald S. Hoffman                               234,500 (4)(5)                                   7.28%
105 Madison Avenue
New York, NY 10016

Roger A. Williams                                 3,000                                         *
1444 S. Alameda Street
Los Angeles, CA 90021

Joseph Visconti                                     0                                           *

All directors and
 officers as a group                          1,210,360 (5)                                     37.58%
(10 persons)
- ---------------------
*Less than 1%


(1) All such shares are subject to the Nantucket Industries Stock Voting Trust u/i/d March 22, 1994 (the "Voting Trust").

(2)  Includes 20,303 shares which are subject to the Voting Trust.

(3) 5,000 of such shares are owned by the Lane Altman & Owens LLP Profit Sharing Trust DTD 11/28/92. Lane Altman & Owens LLP, of which Mr. Rosen is a partner, is general counsel to the Company.

(4) 2,500 of such shares are owned by Mr. Hoffman's wife. Beneficial ownership of all such shares is disclaimed by Mr. Hoffman.

(5) Includes 200,000 shares representing the number of shares of Common Stock into which the shares of Non-Voting Convertible Preferred Stock held by The Samberg Group, L.L.C. may be converted. Also includes 32,000 shares representing the number of shares of common stock into which accrued and unpaid cumulative dividends on such shares of Non- Voting Convertible Preferred Stock may be converted. Messrs. Samberg, Sussman and Wathen and Mr. Hoffman's wife, are members thereof, and, as such, would share dispositive and voting power over such shares. Beneficial ownership of all such shares is disclaimed by Mr. Hoffman.

(6) Calculated on a diluted basis, assuming the conversion into 232,000 shares of Common Stock of the Non-Voting Convertible Preferred Stock held by the Samberg Group, L.L.C.


                In addition, each of the following has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                                   Amount and
Name and Address                                   Nature of
      of                                           Beneficial                                 Percent
Beneficial Owner                                   Ownership                                  of Class (3)
- ----------------                                   ---------                                  ------------
Dimensional Fund Advisors,                         176,765 (1)                                  5.49%
 Inc.
1229 Ocean Avenue
Santa Monica, CA

The Samberg Group, L.L.C.                          232,000 (2)                                  7.20%
105 Madison Avenue
New York, NY 10016

Guess ?, Inc.                                      422,835                                     13.13%
1444 South Alameda St.
Los Angeles, CA 90021

Guess Group (4)                                    703,500                                     21.84%

- ------------------------

(1) Dimensional Fund Advisors, Inc. is an investment advisor registered under the Investment Advisors Act of 1940. Of this amount, Dimensional Fund Advisors, Inc., has reported as of January 31, 1996 that it has sole voting power of 110,230 shares.

(2) The Samberg Group, L.L.C. owns 5,000 shares of the Company's Non-Voting Convertible Preferred Stock, which (assuming conversion of such shares and the accrued and unpaid cumulative dividends thereon) are convertible into 232,000 shares of the Company's Common Stock. Messrs. Samberg, Sussman, and Wathen and Mr. Hoffman's wife are members of The Samberg Group.

(3) Calculated on a diluted basis, assuming the conversion into 232,000 shares of Common Stock of the Non-Voting Convertible Preferred Stock held by the Samberg Group, L.L.C.

(4) The Guess Group comprises Guess ?, Inc. ("Guess?") and those other Reporting Persons set forth in the Schedule 13D dated August 26, 1994 reporting the group's purchase from the Company on August 19, 1994 of 490,000 shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

                The Company, the Golds, Messrs. Samberg, Sussman, Wathen, Robert Polen (an employee of the Company), and The Samberg Group, L.L.C., a limited liability company organized in Delaware, entered into a Management Agreement as of March 1, 1994, pursuant to which the Company on March 22, 1994 sold 5,000 shares of Non-Voting Convertible Preferred Stock to The Samberg Group for $1,000,000. Such preferred stock is convertible into shares of the Company's Common Stock at the rate of $5.00 per share. Messrs. Samberg, Sussman, Wathen and Polen and Mr. Hoffman's wife are each members of The Samberg Group.

                The Management Agreement also provides that The Samberg Group, Messrs. Samberg, Sussman, Wathen and Polen and the Golds will deposit all their Common Stock into a voting trust. The voting of the shares deposited in said voting trust is controlled by the terms of the trust instrument. Pursuant to the trust instrument, such shares: (a) were voted in favor of Messrs. Gold and Wathen at the Special Meeting in lieu of Annual Meeting of Stockholders held August 2, 1995; (b) were voted in favor of Messrs. Samberg, Rosen and Cole at the Special Meeting in lieu of Annual Meeting of Stockholders held October 10, 1994; and (c) will be voted in favor of Donald D. Gold or his designated replacement at the next Annual Meeting of Stockholders. Mr. Rosen serves as the trustee of said voting trust.

                The Management Agreement further provides for the cancellation of all outstanding stock options and incentive awards granted prior to the date thereof to the Golds and Messrs. Samberg, Sussman, Wathen and Polen and the issuance of stock options for 150,000 shares of Common Stock in the aggregate to Messrs. Samberg, Sussman, Wathen and Polen upon terms and conditions determined by the Compensation Committee.

                Pursuant to the Management Agreement, the Severance Agreement described above was entered into by the Golds and the Company, the 1995 Agreement described above was entered into by Mr. Samberg and the Company, and Mr. Wathen's employment agreement, described above, was entered into by Mr. Wathen and the Company.

                On August 19, 1994, the Guess Group bought 490,000 shares of Common Stock pursuant to a Common Stock Purchase Agreement dated August 18, 1994 by and among the Company, the Guess Group and the Samberg Group (the "Agreement"). Consideration paid was $6.00 in cash per share of Common Stock. All shares sold were previously held by the Company as treasury stock.

                The Agreement provides the Guess Group with certain registration rights and, with respect to the issuance of additional stock by the Company, certain rights to purchase additional shares. The Agreement also provides certain restrictions on the ability of the Guess Group to acquire additional voting stock of the Company, to dispose of its Common Stock and to engage in control transactions or proxy solicitations with respect to the Company.


                The Guess Group has designated Roger A. Williams, the Executive Vice President and Chief Financial Officer of Guess?, to serve as a director of the Company, and he has been so elected. The Agreement requires the Company and the Samberg Group to each use its best efforts to cause one individual designated collectively by the Guess Group to be elected a director of the Company at future annual meetings of the Company so long as the Guess Group and their affiliates beneficially own in the aggregate at least the lesser of 490,000 shares of Common Stock or 15% of the outstanding Common Stock.

                As a condition to the Agreement, the Company amended its Share Rights Agreement so that the Guess Group's acquisition of Common Stock would not trigger any defensive measures thereunder. Provisions were made in each executive officer's employment agreement and the Severance Agreement so that such acquisition would not be a "Change in Control" under those agreements.

                The Company is licensed by Guess? to manufacture and sell certain garments under the Guess? trademarks. Effective May 31, 1996, the license was extended through the period ended May 31, 1999. The license is subject to early termination if certain sales volume tests are not met. The license fees payable to Guess? for such rights are equal to seven percent of net sales of the licensed products, subject to yearly minimums. In fiscal 1996, such license fees were in the amount of $334,671.

                Additional  relationships and related transactions are described
above,  under  the  caption  "Compensation   Committee  Interlocks  and  Insider
Participation."



                                      -19-