Form 10-Q
period 1996-06-01
NANTUCKET INDUSTRIES INC
filed 1996-07-12
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 1, 1996
                                    ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________

Commission File Number:  1-8509
                         ------


                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                           58-0962699
- --------                                                           ----------
(State of other jurisdiction                                     (IRS Employer
of incorporation or organization)                           Identification No.)

105 Madison Avenue, New York, New York                           10016
- --------------------------------------                           -----
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of July 2, 1996, the Registrant had outstanding 2,988,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                QUARTERLY REPORT
                                ----------------
                           QUARTER ENDED JUNE 1, 1996
                           --------------------------



                                    I N D E X
                                    ---------

                                                                 PAGE
                                                                 ----
Part I.- FINANCIAL INFORMATION
        ----------------------

     Consolidated balance sheets                                   3

     Consolidated statements of operations                         4

     Consolidated statements of cash flows                         5

     Notes to consolidated financial statements                  6 - 8

     Management's discussion and analysis of
     financial condition and results of operations               9 - 10

Part II.- OTHER INFORMATION                                        11
          -----------------

Signature                                                          12

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                         JUNE 1,             March 2,
                                                                           1996                1996
                                                                     ---------------       ------------
                                                                        (unaudited)             (1)
                                    ASSETS

CURRENT ASSETS
  Cash                                                                       $15,085             $15,085
  Accounts receivable, less allowance for
    doubtful accounts of $70,000 and $40,000,
    respectively                                                           4,081,638           4,417,033
  Inventories (Note 2)                                                     9,207,688          10,156,639
  Other current assets                                                       805,225             729,145
                                                                      ---------------    ---------------

     Total current assets                                                 14,109,636          15,317,902

PROPERTY, PLANT AND EQUIPMENT - NET                                        3,358,903           3,498,825

OTHER ASSETS,NET                                                              35,806              38,413
                                                                      ---------------    ---------------

                                                                         $17,504,345         $18,855,140
                                                                      ===============    ================


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt (Note 6)                           $1,170,000          $1,275,000
  Accounts payable                                                         1,297,384           1,721,852
  Accrued salaries  and employee benefits                                    511,406             383,595
  Accrued unusual charge (Note 5)                                            465,000             465,000
  Accrued expenses and other liabilities                                     382,584             392,789
  Accrued royalties                                                          230,402             249,792
  Income taxes payable                                                         1,909               2,934
                                                                      ---------------    ----------------

     Total current liabilities                                             4,058,685           4,490,962

LONG-TERM DEBT (Note 6)                                                    8,672,664           8,428,782

ACCRUED UNUSUAL CHARGE (Note 5)                                              576,878             678,879
                                                                      ---------------    ----------------

                                                                          13,308,227          13,598,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 4)
  Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting
   convertible and are issued and outstanding                                    500                 500
  Common stock, $.10 par value; authorized
    6,000,000 shares; issued 2,991,848                                       299,185             299,185
  Additional paid-in capital                                              11,556,386          11,556,386
  Accumulated deficit                                                     (7,640,016)         (6,579,617)
                                                                      ---------------    ----------------

                                                                           4,216,055           5,276,454

Less 3,052 shares at June 1, 1996 and 3,052 at March 2, 1996
  of common stock held in treasury, at cost                                   19,937              19,937
                                                                      ---------------    ----------------

                                                                           4,196,118           5,256,517
                                                                      ---------------    ----------------

                                                                         $17,504,345         $18,855,140
                                                                      ===============    ================

(1) Derived from audited financial statements

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                        Thirteen Weeks Ended

                                                   ----------------------------
                                                     June 1,           May 27,
                                                      1996              1995
                                                 -------------     ------------


Net sales                                         $6,687,913        $10,492,736
Cost of sales                                      5,711,140          7,886,142
                                                 ------------      ------------

     Gross profit                                    976,773          2,606,594

Selling, general and administrative
  expenses                                         1,765,483          2,019,026
                                                 ------------      ------------

     Operating (loss) profit                        (788,710)           587,568

Interest expense                                     271,689            331,326
                                                 ------------      ------------

     Net (loss) income                            (1,060,399)           256,242
                                                 ============      ============

Net (loss) income per share                           ($0.36)             $0.09
                                                 ============      ============

Weighted average common shares outstanding         2,988,796          2,981,296
                                                 ===========       ============








The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Thirteen Weeks Ended
                                                                 --------------------------------
                                                                      June 1,          May 27,
                                                                       1996             1995
                                                                 ---------------    -------------
Cash flows from operating activities
  Net (loss) income                                                 ($1,060,399)        $256,241
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating activities
      Depreciation and amortization                                      76,218           91,898
      Provision for doubtful accounts                                    30,000           30,000
      Provision for obsolete and slow moving inventory                  235,000           60,000
      Decrease (increase) in assets
        Accounts receivable                                             365,484         (732,755)
        Inventories                                                     713,951          197,801
        Other current assets                                            (76,080)         (38,219)
      (Decrease) increase in liabilities
        Accounts payable                                               (424,467)         185,515
        Accrued expenses and other liabilities                           98,216         (311,591)
        Income taxes payable                                             (1,026)              -
        Accrued unusual charge                                         (102,001)         (98,788)
                                                                 ---------------    -------------

      Net cash used in operating activities                            (145,104)        (359,898)
                                                                 ---------------    -------------

Cash flows from investing activities
  Removals (additions) to property, plant and equipment                   3,615          (44,799)
  Decrease in other assets                                                2,607           31,850
                                                                 ---------------    -------------

      Net cash provided by (used in) investing activities                 6,222          (12,949)
                                                                 ---------------    -------------

Cash flows from financing activities
  Payments of short-term debt                                          (160,000)              -
  Borrowings under line of credit agreement, net                        298,882          372,647
                                                                 ---------------    -------------

      Net cash provided by financing activities                         138,882          372,647
                                                                 ---------------    -------------

        NET DECREASE IN CASH                                                  0            ($200)

Cash at beginning of period                                              15,085           32,049
                                                                 ---------------    -------------

Cash at end of period                                                   $15,085          $31,849
                                                                 ===============    =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                           $165,884         $302,911
                                                                 ===============    =============

    Income taxes                                                              -               -
                                                                 ===============    =============



The accompanying notes are an integral part of these statements

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
               THIRTEEN WEEKS ENDED JUNE 1, 1996 AND MAY 27, 1995
               --------------------------------------------------
                                   (unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of June 1, 1996 and the consolidated statements of operations and statements of cash flows for the thirteen weeks ended June 1, 1996 and May 27, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the financial position of the Company and its subsidiaries at June 1, 1996 and the results of their operations and cash flows for the thirteen weeks ended June 1, 1996 and May 27, 1995 have been made on a consistent basis.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

     The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

     Inventories are summarized as follows:

                                     June 1,                May 27,
                                      1996                   1995
                                 --------------         --------------
     Raw materials                $  1,252,006           $  1,812,761
     Work in process                 3,993,808              5,449,009
     Finished goods                  3,961,874              3,464,625
                                  ------------           ------------
                                  $  9,207,688           $ 10,726,395
                                 -------------          -------------

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
               THIRTEEN WEEKS ENDED JUNE 1, 1996 AND MAY 27, 1995
               --------------------------------------------------
                                   (continued)
                                   (unaudited)

3.   INCOME TAXES

     At June 1, 1996 the Company had a net deferred tax asset in excess of $5,500,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $12,000,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize it's net operating loss caryforward if the ownership change, as computed under such regulations, exceeds 50%. Through June, 1996 the change in ownership was approximately 40%.

4.   STOCKHOLDERS' EQUITY

     On March 22, 1994, the Company sold to its Management Group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate and approximate $ 180,000 at June 1, 1996. Such dividends are convertible into common stock at the rate of $5.00 per share. These preferred shares are redeemable, at the option of the Company, on or after February 28, 1999 and have a liquidation preference of $200 per share.

     In connection with the Company's refinancing on March 22, 1994, the Company entered into a $2,000,000 Term Loan Agreement with Chemical Bank. Pursuant to the agreement, the Company issued to Chemical Bank 10,000 treasury common shares, 7,500 in the fiscal year ended March 2, 1996 and 2,500 in the fiscal year ended February 25, 1995, related to its decision to defer making mandatory prepayments.


5.   UNUSUAL CHARGE

     In March, 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. Through June 1, 1996, $872,000 of this accrual has been paid; $770,000 through March 2, 1996 and $102,000 in the current fiscal year through June 1, 1996

6.   CREDIT AGREEMENT AMENDMENT

     As of May 31, 1996, the Company amended its Loan and Security Agreement with Congress Financial Corporation dated March 24, 1994. This amendment provided (a) $ 251,000 in additional equipment term loan financing, (b) extension of the repayment period for all outstanding equipment term loans,
     (c) supplemental revolving loan availability from March 1st through June 30th of each year and (d) the extension of the agreement through March 20, 1998. Renewal date to March 20, 1998.

7.   Private Placement

     In April, 1996 the Company signed a letter of intent for a $3.5 Million private placement consisting of 250,000 shares of common stock and $ 2,625,000 of 12.5% convertible subordinated debentures due August 31, 1996. The debentures would be secured by a second mortgage on the Company's manufacturing and distribution facility in Georgia and are convertible into 467,167 shares of common stock in specified amounts after specified dates at prices ranging from $5.10 to $6.00. On June 25, 1996 the Company discontinued negotiations and commenced discussions with a new investor group. Upon completion of this transaction, the net proceeds will be used to prepay the balance payable to Chemical Bank. Accordingly, the entire balance is included in current liabilities. The remaining net proceeds will be used to reduce the outstanding balance with Congress.

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




Results of Operations
- ---------------------


Sales

Net sales for the three months ended June 1, 1996 decreased 36% from prior year levels to $6,688,000. This decline reflects the planned inventory reductions by the Company's major customer in anticipation of the second fiscal quarter introduction of Brittania by Levi's with initial shipments of significant orders expected at the end of July, 1996. Sales of GUESS? products increased 34% over prior year levels as retailers made available space for introductions of the new GUESS? Essentials line which began selling at retail in June, 1996.


Gross Margin

Gross profit margins decreased from prior year levels of 25% to 15%. This decline is a result of increased manufacturing variances associated with additional processing costs of imported garments coupled with the impact of close-out sales in the GUESS? division during the first quarter. Losses associated with these sales were reserved for in the fourth quarter of the prior fiscal year.


Selling, general and administrative expenses

Selling, general and administrative expenses decreased 12% to $1,765,000 compared to $2,019,000 for the first quarter of the prior year. The decrease of $254,000 is primarily the result of a reduction in variable selling costs related to the changes in net sales. Selling, general and administrative expenses increased to 26% of sales of the prior year's level of 19% reflecting the fixed components of these expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Liquidity and Capital Resources
- -------------------------------

In March, 1994 the Company was successful in refinancing its credit agreements with (i) a three year $15,000,000 revolving credit facility, including a $3,000,000 letter of credit facility, with Congress Financial, (ii) a $2,000,000 Term Loan Agreement with Chemical Bank and (iii) an additional $1,500,000 Term Loan with Congress replacing the Industrial Revenue Bond financing of the Cartersville, Georgia manufacturing plant. Additionally, the $1,000,000 investment in the Company by the Management Group and the sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates increased the Company's liquidity and capital resources. The net proceeds of $2.9 million from the sale of treasury shares was used to prepay $500,000 of bank debt and the balance provided additional working capital resources.

Under the terms of the $2,000,000 Term Loan Agreement with Chemical Bank, scheduled installments of $500,000 each were due on December 15, 1995 and March 15, 1996. As of December 15, 1995 the Company agreed to an amendment providing for payments of $100,000 each on December 31, 1995 and January 31, 1996, with the remaining $800,000 to be paid in 15 equal installments which commenced March 31, 1996.

The Company believes that the credit facility provides adequate financing flexibility to fund its operations at current levels. The company is seeking additional funding to finance its expected growth.

Working capital decreased $828,000 from year-end levels to $9,998,000. This decrease is primarily due to a $949,000 decline in inventory levels resulting from close-out sales. A decrease in accounts receivable was offset by a decrease in accounts payable.

The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.

                                    PART  II
                                    --------

Item 1.  Legal Proceedings
- --------------------------

None

Item 2.  Changes in Securities
- ------------------------------

None

Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

None

Item 5.  Other Information
- --------------------------

     As of May 31, 1996, the Company amended its Loan and Security Agreement with Congress Financial Corporation dated March 24, 1994. This amendment provided (a) $ 251,000 in additional equipment term loan financing, (b) extension of the repayment period for all outstanding equipment term loans,
     (c) supplemental revolving loan availability from March 1st through June 30th of each year and (d) the extension of the agreement through March 20, 1998. Renewal date to March 20, 1998.



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(c) Exhibits

     (10)(ii)(1) Amendment dated May 31, 1996 to the Loan and     Filed Herewith
      Security Agreement with Congress Financial Corporation dated March 24, 1994.

     (27) Financial Data Schedule for 3 months period ending
          June 1, 1996.


(b) Reports on Form 10K                                           None

                                    SIGNATURE
                                    ---------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NANTUCKET INDUSTRIES, INC.
                                             (Registrant)
                                          By: /s/ Ronald S. Hoffman
                                              ----------------------
                                              (Chief Accounting Officer)
                                                Vice President - Finance


July 12, 1996