Form 10-Q
period 1996-08-31
NANTUCKET INDUSTRIES INC
filed 1996-10-15
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 31,1996


Commission File Number:  1-8509


                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           58-0962699
           --------                                           ----------
(State of other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

105 Madison Avenue, New York, New York                          10016
--------------------------------------                          -----
(Address of principal executive offices)                      (Zip Code)

                                  (212)889-5656
                                  -------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  X  YES     NO
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1996, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.








                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                QUARTERLY REPORT
                                ----------------
                          QUARTER ENDED AUGUST 31, 1996
                          -----------------------------



                                    I N D E X
                                    ---------

                                                                           PAGE
                                                                           ----
Part I.- FINANCIAL INFORMATION
         ---------------------

         Consolidated balance sheets                                         3

         Consolidated statements of operations                               4

         Consolidated statements of cash flows                               5

         Notes to consolidated financial statements                      6 - 8

         Management's discussion and analysis of
         financial condition and results of operations                  9 - 10

Part II.- OTHER INFORMATION                                            11 - 12
          -----------------

Signature                                                                   13





                  NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       AUGUST 31,                March 2,
                                                                                          1996                     1996
                                                                                  ---------------------    ---------------------
                                                                                      (unaudited)                  (1)
                                    ASSETS
CURRENT ASSETS
  Cash                                                                                         $15,085                  $15,085
  Accounts receivable, less allowance for
    doubtful accounts of $91,000 and $40,000,
    respectively                                                                             4,858,194                4,417,033
  Inventories (Note 2)                                                                       9,186,869               10,156,639
  Other current assets                                                                         675,659                  729,145
                                                                                  ---------------------    ---------------------

     Total current assets                                                                   14,735,807               15,317,902

PROPERTY, PLANT AND EQUIPMENT - NET                                                          3,277,938                3,498,825

OTHER ASSETS,NET                                                                               292,983                   38,413
                                                                                  ---------------------    ---------------------

                                                                                           $18,306,728              $18,855,140
                                                                                  =====================    =====================


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt (Note 6)                                               $420,000               $1,275,000
  Accounts payable                                                                           1,094,315                1,721,852
  Accrued salaries  and employee benefits                                                      280,510                  383,595
  Accrued unusual charge (Note 5)                                                              465,000                  465,000
  Accrued expenses and other liabilities                                                       378,555                  392,789
  Accrued royalties                                                                            281,447                  249,792
  Income taxes payable                                                                           1,909                    2,934
                                                                                  ---------------------    ---------------------

     Total current liabilities                                                               2,921,736                4,490,962

LONG-TERM DEBT (Note 6)                                                                      7,747,580                8,428,782

ACCRUED UNUSUAL CHARGE (Note 5)                                                                474,875                  678,879

CONVERTIBLE SUBORDINATED DEBT (Note 4)                                                       2,760,000                        -
                                                                                  ---------------------    ---------------------

                                                                                            13,904,191               13,598,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 4)
  Preferred stock,  $.10 par value;  500,000 shares  authorized, of which 5,000 shares have been designated as non-voting
   convertible and are issued and outstanding                                                      500                      500
  Common stock, $.10 par value; authorized
    6,000,000 shares; issued 3,241,848                                                         324,185                  299,185
  Additional paid-in capital                                                                12,364,503               11,556,386
  Deferred issuance cost                                                                      (191,697)
  Accumulated deficit                                                                       (8,075,017)              (6,579,617)
                                                                                  ---------------------    ---------------------

                                                                                             4,422,474                5,276,454

Less 3,052 shares at August 31, 1996 and 3,052 at March 2, 1996
  of common stock held in treasury, at cost                                                     19,937                   19,937
                                                                                  ---------------------    ---------------------

                                                                                             4,402,537                5,256,517
                                                                                  ---------------------    ---------------------

                                                                                           $18,306,728              $18,855,140
                                                                                  =====================    =====================

(1) Derived from audited financial statements

               The accompanying notes are an integral part of these statements.

                  NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Twenty-six Weeks Ended              Thirteen Weeks Ended

                                                          ---------------------------------    ---------------------------------
                                                            AUGUST 31,       August 26,          AUGUST 31,       August 26,
                                                               1996             1995                1996             1995
                                                          ---------------  ----------------    ---------------  ----------------
Net sales                                                    $14,662,655       $17,853,238         $7,974,742        $7,360,502
Cost of sales                                                 11,880,131        13,121,959          6,168,991         5,235,817
                                                          ---------------  ----------------    ---------------  ----------------

     Gross profit                                              2,782,524         4,731,279          1,805,751         2,124,685

Selling, general and administrative
  expenses                                                     3,723,534         3,771,712          1,958,051         1,752,686
                                                          ---------------  ----------------    ---------------  ----------------

     Operating (loss) profit                                    (941,010)          959,567           (152,300)          371,999

Interest expense                                                 554,390           655,494            282,701           324,167
                                                          ---------------  ----------------    ---------------  ----------------

     Net (loss) income                                        (1,495,400)          304,073           (435,001)           47,832
                                                          ===============  ================    ===============  ================

Net (loss) income per share                                       ($0.51)            $0.10             ($0.15)            $0.02
                                                          ===============  ================    ===============  ================

Weighted average common shares outstanding                     3,010,774         2,982,296          3,032,752         2,983,318
                                                          ===============  ================    ===============  ================




The accompanying notes are an integral part of these statements.

                  NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Twenty-six Weeks Ended
                                                                                    ------------------------------------------
                                                                                        AUGUST 31,             August 26,
                                                                                           1996                   1995
                                                                                    -------------------    -------------------
Cash flows from operating activities
  Net (loss) income                                                                        ($1,495,400)              $304,073
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating activities
      Depreciation and amortization                                                            152,434                181,903
      Provision for doubtful accounts                                                           60,000                 60,000
      Treasury stock issued in compliance with credit agreement                                      -                  9,125
      Provision for obsolete and slow moving inventory                                         265,000                120,000
      (Increase) decrease in assets
        Accounts receivable                                                                   (501,161)               721,152
        Inventories                                                                            704,770               (635,885)
        Other current assets                                                                    53,486                131,968
      (Decrease) increase in liabilities
        Accounts payable                                                                      (627,537)            (1,199,894)
        Accrued expenses and other liabilities                                                 (85,663)              (464,203)
        Income taxes payable                                                                    (1,025)                     -
        Accrued unusual charge                                                                (204,004)              (189,585)
                                                                                    -------------------    -------------------

      Net cash used in operating activities                                                 (1,679,100)              (961,346)
                                                                                    -------------------    -------------------

Cash flows from investing activities
  Removals (additions) to property, plant and equipment                                         68,453                (73,115)
  Decrease in other assets                                                                         990                 63,368
                                                                                    -------------------    -------------------

      Net cash provided by (used in) investing activities                                       69,443                 (9,747)
                                                                                    -------------------    -------------------

Cash flows from financing activities
  Payments of short-term debt                                                                 (800,000)                     -
  Issuance of common stock                                                                     641,419                      -
  Proceeds from long-term debt                                                               2,760,000                      -
  Increase in deferred finance costs                                                          (255,560)                     -
  Net proceeds from sale of treasury stock                                                           -                    250
  (Repayments) borrowings under line of credit agreement, net                                 (736,202)               970,747
                                                                                    -------------------    -------------------

      Net cash provided by financing activities                                              1,609,657                970,997
                                                                                    -------------------    -------------------

        NET INCREASE (DECREASE) IN CASH                                                              0                   ($96)

Cash at beginning of period                                                                     15,085                 32,049
                                                                                    -------------------    -------------------

Cash at end of period                                                                          $15,085                $31,953
                                                                                    ===================    ===================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                                                  $494,675               $610,601
                                                                                    ===================    ===================

    Income taxes                                                                                     -                      -
                                                                                    ===================    ===================

The accompanying notes are an integral part of these statements

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           TWENTY-SIX WEEKS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995
                                   (unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of August 31, 1996 and the consolidated statements of operations for the twenty-six and thirteen week periods and statements of cash flows for the twenty-six weeks ended August 31, 1996 and August 26, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at August 31, 1996 and the results of their operations for the twenty-six and thirteen week periods and cash flows for the twenty-six weeks ended August 31, 1996 and August 26, 1995 have been made on a consistent basis.

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


2.       INVENTORIES

         Inventories are summarized as follows:

                                             August 31,        August 26,
                                                1996              1995
                                                ----              ----

         Raw materials                     $    1,469,835    $   1,895,724
         Work in process                        4,161,763        5,848,226
         Finished goods                         3,555,271        3,756,131
                                        ----------------- ----------------

                                              $ 9,186,869    $  11,500,081
                                        ----------------- ----------------

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           TWENTY-SIX WEEKS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995
                                   (continued)
                                   (unaudited)

3.       INCOME TAXES

         At August 31, 1996 the Company had a net deferred tax asset in excess of $5,500,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $12,000,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through August 31, 1996 the change in ownership was approximately 46%.

4.       PRIVATE PLACEMENT

         On August 15, 1996, the Company completed a $3.5 million private placement with an investment partnership. Terms of this transaction included the issuance of 250,000 shares and $2,760,000 12.5% convertible subordinated debentures which are due August 15, 2001.

         The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Carterville, GA. The debentures are convertible into the Company's common stock over the next five years as follows:

                                                   Conversion    Conversion
                                                     Shares         Price

                  Currently Convertible              305,000        $3.83
                  After June 15, 1997                318,370        $5.00

         The agreement grants the investor certain registration rights for the shares issued and the Conversion Shares to be issued.

         The difference between the purchase price of the shares issued and their fair market value aggregated $197,500. This was reflected as deferred issue costs and will be amortized over the expected 5 year term of the subordinated convertible debentures.

         Costs associated with this private placement aggregated $360,000 including $104,000 related to the shares issued which have been charged to paid in capital. The remaining balance of $256,000 will be amortized over the 5 year term of the debentures



         The Company utilized $533,333 of the proceeds to prepay all of its obligations pursuant to its Credit Agreement dated March 21, 1994 with Chemical Bank.

5.       UNUSUAL CHARGE

         In March, 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. Through August 31, 1996, $975,000 of this accrual has been paid; $770,000 through March 2, 1996 and $205,000 in the current fiscal year through August 31, 1996

6.       CREDIT AGREEMENT AMENDMENT

         On May 31, 1996, the Company amended its Loan and Security Agreement with Congress Financial Corporation dated March 24, 1994. This amendment provided (a) $ 251,000 in additional equipment term loan financing, (b) extension of the repayment period for all outstanding equipment term loans, (c) supplemental revolving loan availability from March 1st through June 30th of each year and (d) extension of the renewal date to March 20, 1998.




                           NANTUCKET INDUSTRIES, INC.
                           --------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------


Sales

Net sales for the six months ended August 31, 1996 decreased 18% from prior year levels to $14,663,000. This decline reflects the planned inventory reductions by Nantucket's customers during the first fiscal quarter of the current fiscal year in anticipation of the introduction of Brittania by Levi's line. In the second fiscal quarter, sales increased $738,000 over prior year levels, generally reflecting the initial shipments of this exciting new product designation. Sales of the Company's GUESS? products decreased slightly from prior year levels, reflecting a transition from the close-out of slow moving products to the Company's new GUESS? Essentials line. In the second quarter of the current fiscal year, Nantucket shipped two GUESS? Essentials product groups and initial shipments of the third group were made in September, 1996.


Gross Margin

Gross profit margins for the six months ended August 31, 1996 decreased from prior year levels of 27% to 19%. Gross profit margins for the second quarter decreased from 29% to 23%. This decline is a result of increased manufacturing variances associated with additional processing costs of imported garments coupled with the impact of fully reserved close-out sales of the GUESS? product during the first and second quarters.


Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended August 31, 1996 reflect a slight decrease of $48,000 from prior year levels to $3,724,000. Increases in fixed expenses for the period of $300,000 were offset by decreases in variable selling expenses of $348,000. Second quarter expenses increased by $205,000 to $1,958,000 compared to $1,753,000 from the second quarter of the prior year. This increase is due to a reduction in prior year expenses of $102,000 as a result of an insurance claim settlement and an increase in administrative management staffing in the current year.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In March, 1994 the Company was successful in refinancing its credit agreements with (i) a three year $15,000,000 revolving credit facility with Congress Financial, (ii) a $2,000,000 Term Loan Agreement with Chemical Bank and (iii) an additional $1,500,000 Term Loan with Congress replacing the Industrial Revenue Bond financing of the Cartersville, Georgia manufacturing plant.

Additionally, the Company has increased its equity over the past three years through (i) a $1,000,000 investment by the Management Group (ii) the $2.9 million sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates and (iii) the $3.5 million private placement which included the issuance of 250,000 shares and $2,760,000 convertible subordinated debentures. These transactions, combined with its stronger credit facilities enhanced the Company's liquidity and capital resources.

Under the terms of the $2,000,000 Term Loan Agreement with Chemical Bank, scheduled installments of $500,000 each were due on December 15, 1995 and March 15, 1996. As of December 15, 1995 the Company agreed to an amendment providing for payments of $100,000 each on December 31, 1995 and January 31, 1996, with the remaining $800,000 to be paid in 15 equal installments which commenced March 31, 1996. In August, 1996, the Company utilized $533,333 of the proceeds from the private placement to prepay all of its obligations with Chemical Bank.

The Company believes that the Congress credit facility provides adequate financing flexibility to fund its operations at current levels.

Working capital increased $987,000 from year-end levels to $11,814,000. Proceeds from the issuance of common stock and subordinated convertible debt were used to prepay the short-term debt to Chemical Bank, reduced accounts payable and reduce the long term debt under the Congress revolving credit facility. A decrease in inventory levels of $970,000 was offset by an increase in accounts receivable of $441,000.

The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.



                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                                None
-------  -----------------                                                ----

ITEM 2.  CHANGES IN SECURITIES                                            None
-------  ---------------------                                            ----

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  None
-------  -------------------------------                                  ----

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         (a) The Company held a Special Meeting of Stockholders in Lieu of Annual Meeting on October 7, 1996

         (b)      Not applicable

         (c)      At the stockholders meeting

                  (i)  the  number  of  directors   constituting  the  Board  of
                  Directors was set at nine (9), by a vote of 2,328,734 shares for and 203,402 shares against;

                  (ii) the Company's nominees for director were elected by the following votes:

                                                    Votes          Votes to
                         Nominee                   in Favor   Withhold Authority
                         -------                   --------   ------------------

                         Donald Gold               2,328,734        203,402
                         Roger A. Williams         2,331,119        201,017
                         Ronald S. Hoffman         2,330,699        201,437

                  (iii)  the  stockholders   approved  a  motion  to  amend  the
                  Company's Certificate of Incorporation to increase the authorized shares of Common Stock from six million (6,000,000) shares with $.10 par value to twenty million (20,000,000) shares with $.10 par value. Such motion was approved by a vote of 2,250,130 shares in favor and 272,476 shares against;

                  (iv) the stockholders approved a motion to amend the Company's Certificate of Incorporation to reduce certain voting requirements of the Board of Directors necessary for approval of a business transaction with Related Persons. Such motion was approved by a vote of 1,861,007 shares in favor and 51,854 shares against and 619,875 shares abstaining;

                  (v) the stockholders approved a motion to ratify the appointment of Grant Thornton LLP, independent certified accountants, to audit the consolidated financial statements of the Company for the fiscal year ending February, 1997. Such motion was approved by a vote of 2,519,503 shares in favor and 10,315 shares against and 2,918 shares abstaining.

ITEM 5.  OTHER INFORMATION
-------  -----------------

         As of September 30, 1996 the Company signed a license agreement with Brittania Sportswear Limited, a subsidiary of Levi Strauss & Co. effective as of January 1, 1997. This license agreement extended the Company's license through December 31, 1999 for the manufacture and sale of men's underwear and loungewear under the "BRITTANIA" trademark.

         On October 9, 1996 the Company signed an amendment to its license agreement with GUESS?, Inc. effective as of June 1, 1996. This amendment (a) omitted the Company's license for men's underwear product, (b) formalized certain terms and conditions on the manner the Company conducts business with the GUESS? owned stores and (c) established minimum sales levels and royalties for the renewal term which will expire May 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

Item 6(a)         Exhibits

                  (10)(e)(iii)                                    Filed Herewith

                  License Agreement between the Company and Brittania Sportswear Limited, a subsidiary of Levi Strauss & Co. effective as of January 1, 1997 extending the Company's license through December 31, 1999 for the manufacture and sale of men's underwear and loungewear under the "BRITTANIA" trademark

                  (10)(bb)(i)                                     Filed Herewith

                  Amendment to License Agreement with GUESS?, Inc. and the Company effective as of June 1, 1996 with respect to the "GUESS?" trademark.

(27)              Financial Data Schedule                         Filed Herewith

Item 6(b)         Reports on Form 8-K

                  A report dated August 29, 1996 was filed during the quarter which ended August 31, 1996. Such report outlined the $3.5 million private placement transaction. No financial statements were filed as part of that report.





                                    SIGNATURE
                                    ---------




         Pursuant to the requirements of the `Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NANTUCKET INDUSTRIES, INC.
                                         (Registrant)
                                         By:





October 14, 1996                            s/Ronald S. Hoffman
                                            -------------------
                                            Vice President - Finance
                                            (Chief Accounting Officer)



