Form 10-Q
period 1996-11-30
NANTUCKET INDUSTRIES INC
filed 1997-01-14
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended November 30, 1996
                                        ------------------

Commission File Number:  1-8509
                         ------

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        58-0962699
          --------                                        ----------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


105 Madison Avenue, New York, New York                                 10016
--------------------------------------                                 -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 2, 1997, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.








                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                QUARTERLY REPORT
                                ----------------
                         QUARTER ENDED NOVEMBER 30, 1996
                         -------------------------------



                                    I N D E X
                                    ---------

                                                                      PAGE
                                                                      ----
Part I.- FINANCIAL INFORMATION

         Consolidated balance sheets                                    3

         Consolidated statements of operations                          4

         Consolidated statements of cash flows                          5

         Notes to consolidated financial statements                   6 - 9

         Management's discussion and analysis of
         financial condition and results of operations               10 - 12

Part II.- OTHER INFORMATION                                            13

Signature                                                              14



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     November 30,               March 2,
                                                                                        1996                     1996
                                                                                 ---------------------    ---------------------
                                                                                     (unaudited)                  (1)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                                        $14,839                  $15,085
  Accounts receivable, less allowance for
    doubtful accounts of $122,000 and $40,000,
    respectively                                                                            5,718,878                4,417,033
  Inventories (Note 2)                                                                      8,558,068               10,156,639
  Other current assets                                                                        710,846                  729,145
                                                                                 ---------------------    ---------------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                         3,196,731                3,498,825

OTHER ASSETS, NET                                                                             341,611                   38,413
                                                                                 ---------------------    ---------------------
                                                                                          $18,540,973              $18,855,140
                                                                                 =====================    =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt (Note 6)                                              $420,000               $1,275,000
  Accounts payable                                                                          1,277,208                1,721,852
  Accrued salaries  and employee benefits                                                     274,066                  383,595
  Accrued unusual charge (Note 5)                                                             465,000                  465,000
  Accrued expenses and other liabilities                                                      533,454                  392,789
  Accrued royalties                                                                           247,399                  249,792
  Income taxes payable                                                                          1,909                    2,934
                                                                                 ---------------------    ---------------------
     Total current liabilities                                                              3,219,036                4,490,962

LONG-TERM DEBT (Note 6)                                                                     8,646,448                8,428,782

ACCRUED UNUSUAL CHARGE (Note 5)                                                               372,872                  678,879

CONVERTIBLE SUBORDINATED DEBT (Note 4)                                                      2,760,000                        -
                                                                                 ---------------------    ---------------------
                                                                                           14,998,356               13,598,623

                         COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 4)
  Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting
   convertible and are issued and outstanding                                                     500                      500
  Common stock, $.10 par value; authorized
    6,000,000 shares; issued 3,241,848                                                        324,185                  299,185
  Additional paid-in capital                                                               12,364,503               11,556,386
  Deferred issuance cost                                                                     (190,108)
  Accumulated deficit                                                                      (8,936,526)              (6,579,617)
                                                                                 ---------------------    ---------------------
                                                                                            3,562,554                5,276,454

Less 3,052 shares at November 30, 1996 and 3,052 at March 2, 1996
  of common stock held in treasury, at cost                                                    19,937                   19,937
                                                                                 ---------------------    ---------------------
                                                                                            3,542,617                5,256,517
                                                                                 ---------------------    ---------------------
                                                                                          $18,540,973              $18,855,140
                                                                                 =====================    =====================

(1) Derived from audited financial statements

The accompanying notes are an integral part of these statements.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               Thirty-nine Weeks Ended               Thirteen Weeks Ended
                                                          ---------------------------------    ---------------------------------
                                                           November 30,     November 25,        November 30,     November 25,
                                                               1996             1995                1996             1995
                                                          ---------------  ----------------    ---------------  ----------------
Net sales                                                    $23,098,054       $27,701,932         $8,435,399        $9,848,694
Cost of sales                                                 18,817,782        20,455,527          6,937,651         7,333,568
                                                          ---------------  ----------------    ---------------  ----------------

     Gross profit                                              4,280,272         7,246,405          1,497,748         2,515,126

Selling, general and administrative
  expenses                                                     5,755,925         5,746,473          2,032,391         1,974,761
Unusual charge (credit) (Note 5)                                       -          (300,000)                 -          (300,000)
                                                          ---------------  ----------------    ---------------  ----------------

     Operating (loss) profit                                  (1,475,653)        1,799,932           (534,643)          840,365

Interest expense                                                 881,256           998,029            326,866           342,535
                                                          ---------------  ----------------    ---------------  ----------------

     Net (loss) income                                        (2,356,909)          801,903           (861,509)          497,830
                                                          ===============  ================    ===============  ================

Net (loss) income per share                                       ($0.78)            $0.27             ($0.27)            $0.17
                                                          ===============  ================    ===============  ================

Weighted average common shares outstanding                     3,086,781         2,983,576          3,238,796         2,986,159
                                                          ===============  ================    ===============  ================


The accompanying notes are an integral part of these statements.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Thirty-nine Weeks Ended
                                                                                    ------------------------------------------
                                                                                       November 30,           November 25,
                                                                                           1996                   1995
                                                                                    -------------------    -------------------
Cash flows from operating activities
  Net (loss) income                                                                        ($2,356,909)              $801,903
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating activities
      Depreciation and amortization                                                            229,790                271,908
      Provision for doubtful accounts                                                           90,000                 90,000
      Unusual charge                                                                                 -               (300,000)
      Treasury stock issued in compliance with credit agreement                                      -                 30,190
      Provision for obsolete and slow moving inventory                                         340,000                180,000
      (Increase) decrease in assets
        Accounts receivable                                                                 (1,391,845)              (604,099)
        Inventories                                                                          1,258,571               (617,998)
        Other current assets                                                                    18,299                293,960
      (Decrease) increase in liabilities
        Accounts payable                                                                      (444,644)              (824,835)
        Accrued expenses and other liabilities                                                  28,743               (513,399)
        Income taxes payable                                                                    (1,025)                42,554
        Accrued unusual charge                                                                (306,007)              (269,216)
                                                                                    -------------------    -------------------

      Net cash used in operating activities                                                 (2,535,027)            (1,419,032)
                                                                                    -------------------    -------------------
Cash flows from investing activities
  Removals (additions) to property, plant and equipment                                         72,304                (75,800)
  Decrease in other assets                                                                       1,335                 97,315
                                                                                    -------------------    -------------------

      Net cash provided by investing activities                                                 73,639                 21,515
                                                                                    -------------------    -------------------
Cash flows from financing activities
  Payments of short-term debt                                                                 (800,000)                     -
  Issuance of common stock                                                                     643,009                      -
  Proceeds from long-term debt                                                               2,760,000                      -
  Increase in deferred finance costs                                                          (304,533)                     -
  Net proceeds from sale of treasury stock                                                           -                    750
  Borrowings under line of credit agreement, net                                               162,666              1,390,496
                                                                                    -------------------    -------------------

      Net cash provided by financing activities                                              2,461,142              1,391,246
                                                                                    -------------------    -------------------

        NET DECREASE IN CASH                                                                      (246)               ($6,271)

Cash at beginning of period                                                                     15,085                 32,049
                                                                                    -------------------    -------------------

Cash at end of period                                                                          $14,839                $25,778
                                                                                    ===================    ===================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                                                  $705,134               $920,411
                                                                                    ===================    ===================

    Income taxes                                                                                     -                      -
                                                                                    ===================    ===================

The accompanying notes are an integral part of these statements


                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         THIRTY-NINE WEEKS ENDED NOVEMBER 30, 1996 AND NOVEMBER 25, 1995
         ---------------------------------------------------------------
                                   (unaudited)

1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of November 30, 1996 and the consolidated statements of operations for the thirty-nine and thirteen week periods and statements of cash flows for the thirty-nine weeks ended November 30, 1996 and November 25, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the financial position of the Company and its subsidiaries at November 30, 1996 and the results of their operations for the thirty-nine and thirteen week periods and cash flows for the thirty-nine weeks ended November 30, 1996 and November 25, 1995 have been made on a consistent basis.

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


2.       INVENTORIES

         Inventories are summarized as follows:

                                          November 30,      November 25,
                                              1996              1995
                                          ------------      ------------
         Raw materials                    $  1,428,918     $  1,564,510
         Work in process                     4,644,080        6,984,183
         Finished goods                      2,485,070        2,873,501
                                          ------------      ------------
                                          $  8,558,068     $ 11,422,194
                                          ------------      ------------

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         THIRTY-NINE WEEKS ENDED NOVEMBER 30, 1996 AND NOVEMBER 25, 1995
         ---------------------------------------------------------------
                                   (continued)
                                   (unaudited)

3.       INCOME TAXES

         At November 30, 1996 the Company had a net deferred tax asset in excess of $5,500,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $12,000,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize it's net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through November 30, 1996 the change in ownership was approximately 46%.

4.       PRIVATE PLACEMENT

         On August 15, 1996, the Company completed a $3.5 million private placement with an investment partnership. Terms of this transaction included the issuance of 250,000 shares and $2,760,000 12.5% convertible subordinated debentures which are due August 15, 2001.

         The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, GA. The debentures are convertible into the Company's common stock over the next five years as follows:

                                                   Conversion       Conversion
                                                     Shares            Price
                                                     ------            -----
                  Currently Convertible              305,000           $3.83
                  After June 15, 1997                318,370           $5.00

         The agreement grants the investor certain registration rights for the shares issued and the Conversion Shares to be issued.

         The difference between the purchase price of the shares issued and their fair market value aggregated $197,500. This was reflected as deferred issue costs and will be amortized over the expected 5 year term of the subordinated convertible debentures.

         Costs associated with this private placement aggregated $409,000 including $104,000 related to the shares issued which have been charged to paid in capital. The remaining balance of $305,000 will be amortized over the 5 year term of the debentures.


                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         THIRTY-NINE WEEKS ENDED NOVEMBER 30, 1996 AND NOVEMBER 25, 1995
         ---------------------------------------------------------------
                                   (continued)
                                   (unaudited)


         The Company utilized $533,333 of the proceeds to prepay all of its obligations pursuant to its Credit Agreement dated March 21, 1994 with Chemical Bank.

5.       UNUSUAL CHARGE

         In March, 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. Through November 30, 1996, $1,078,000 of this accrual has been paid; $770,000 through March 2, 1996 and $308,000 in the current fiscal year through November 30, 1996

6.       CREDIT AGREEMENT AMENDMENT

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

7.       LITIGATION

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

         In November 1993, the former owners of Phoenix filed counterclaims against the Company alleging improper termination with regard to their employment agreement and breach of the stock purchase agreement. The former owners have filed for damages of approximately


                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         THIRTY-NINE WEEKS ENDED NOVEMBER 30, 1996 AND NOVEMBER 25, 1995
         ---------------------------------------------------------------
                                   (continued)
                                   (unaudited)

         $9,000,000. The actions remain in their preliminary stage. The Company considers the damages in the claim to be insupportable and believes it will likely prevail on its defenses to such counterclaims. In the third quarter of the 1996 fiscal year, the Company concluded that its counterclaims against the holder of the subordinated note payable to the former owner of Phoenix, are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote.

         The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business.

         In the opinion of management, the Phoenix litigation and other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operation to the Company. No provision has been made by the Company with respect to the aforementioned litigation as November 30, 1996.


                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


RESULTS OF OPERATIONS
---------------------

Sales

Net sales for the nine months ended November 30, 1996 decreased 17% from prior year levels to $23,098,000. In the third fiscal quarter, sales decreased $1,413,000 from prior year levels, a 14% decline. These declines, associated with lower unit volumes, reflects inventory reductions by Nantucket's customers. The third fiscal quarter declines are generally the result of the Company canceling customer orders for new products due to production delays and quality issues experienced by the Company's foreign manufacturing contractors.

Gross Margin

Gross profit margins for the nine months ended November 30, 1996 decreased from prior year levels of 26% to 19%. Gross profit margins for the third quarter decreased from 26% to 18%. These declines are a result of increased manufacturing variances associated with reduced unit volumes and additional processing costs of imported garments. In addition, gross profit levels reflect the fully reserved close-out sales of the GUESS? products in the first fiscal quarter.


Selling, general and administrative expenses

Selling, general and administrative expenses were 25% of sales for the nine months ended November 30, 1996 and 21% of sales for the prior year nine month period. This change considers the impact of the lower sales volume on fixed cost levels. The increase in fixed expenses for the nine month period of $220,000 was generally associated with the addition of executive management and a $102,000 credit during the second quarter of the prior year related to a recovery of a previously expensed insurance claim. Such increases were offset by decreases in variable selling expenses of $221,000 associated with lower sales levels.

In the third quarter, selling, general and administrative expenses were 24% and 21% of sales in 1996 and 1995 respectively. Third quarter expenses include an increase in advertising expenses reflecting a retroactive charge pursuant to licensing agreement requirements.

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (continued)

Unusual charge

In November, 1992, the Company acquired the Puerto Rico facility, Phoenix Associates, Inc., pursuant to a stock purchase agreement. A portion of the purchase price was debt payable to a related party, the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the Company discovered an inventory variance of $1,700,000 principally attributable to unrecorded manufacturing and material cost variance at the Puerto Rico facility incurred prior to the Company's acquisition of this facility. In connection with the acquisition of the Puerto Rico facility, the Company initiated an action against the former owners of that facility as more fully described in the Company's 1996 Annual Report on Form 10-K and in Note 7 of the accompanying consolidated financial statements. In the third quarter of the prior fiscal year, the Company concluded that its counterclaims against the holder of the note payable from a related party incurred in connection with the acquisition of the Puerto Rico facility in November, 1992 are in excess of the $300,000 due. In the opinion of legal counsel and management the likelihood of any payment of this note is remote. Accordingly the Company eliminated this payable and reflected such $300,000 reduction as an unusual credit.


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

On May 31, 1996, the Company amended its Loan and Security Agreement with Congress Financial Corporation dated March 24, 1994. This amendment provided (a) $251,000 in additional equipment term loan financing, (b) extension of the repayment period for all outstanding term loans, (c) supplemental revolving loan availability from March 1st through June 30th of each year and (d) extension of the renewal date to March 20, 1998.

Additionally, the Company has increased its equity over the past three years through (i) a $1,000,000 investment by the Management Group (ii) the $2.9 million sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates and (iii) the $3.5 million private placement which included the issuance of 250,000 shares and $2,760,000 convertible subordinated debentures. These transactions, combined with its stronger credit facilities, enhanced the Company's liquidity and capital resources.


                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (continued)


Under the terms of the $2,000,000 Term Loan Agreement with Chemical Bank, scheduled installments of $500,000 were due on December 15, 1995 and March 15, 1996. As of December 15, 1995 the Company agreed to an amendment providing for payments of $100,000 each on December 31, 1995 and January 31, 1996, with the remaining $800,000 to be paid in 15 equal installments which commenced March 31, 1996. In August, 1996, the Company utilized $533,333 of the proceeds from the private placement to prepay all of its obligations with Chemical Bank.

The Company believes that the Congress credit facility, as amended, combined with the $3.5 million private placement, provides adequate financing flexibility to fund its operations at current levels.

Working capital increased $957,000 from year-end levels to $11,784,000. Proceeds from the issuance of common stock and subordinated convertible debt were used to prepay the short-term debt to Chemical Bank, reduce accounts payable and reduce the long term debt under the Congress revolving credit facility. A decrease in inventory levels of $1,599,000 was offset by an increase in accounts receivable of $1,302,000 due to holiday sales.

The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.



                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS                                               None

ITEM 2.  CHANGES IN SECURITIES                                           None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             None

           Information with respect to the Company's Special Meeting in Lieu of Annual Meeting of Security Holders held on October 7, 1996 was reported on the Company's Form 10Q for the Quarterly period ended August 31, 1996.

ITEM 5.  OTHER INFORMATION                                               None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                None


                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     NANTUCKET INDUSTRIES, INC.
                                                     (Registrant)

January 13, 1997                                     By: /s/ Ronald S. Hoffman
                                                        ------------------------
                                                       Vice President - Finance
                                                      (Chief Accounting Officer)