Form 10-K/A
period 1996-03-02
NANTUCKET INDUSTRIES INC
filed 1997-01-22
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT TO REPORT
                  Filed pursuant to Section 12, 13, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                           NANTUCKET INDUSTRIES, INC.

                                 AMENDMENT NO. 2

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended March 2, 1996, reflecting the complete amended items as set forth in the pages attached hereto:

         Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 14        Notes to Consolidated Financial Statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       NANTUCKET INDUSTRIES, INC.


January 20, 1997       By:    \s\ Ronald S. Hoffman
                              ----------------------
                              Ronald S. Hoffman,
                              Vice President-Finance and Chief Financial Officer
                              (principal financial and accounting officer)











ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General
-------

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



Results of Operation
--------------------

Sales

         Net sales for the fiscal year ended March 2, 1996 decreased 5% from prior year levels to $35,060,000. Most of this decline was associated with the elimination of unprofitable product lines, including a reduction of $1,024,000 related to the fiscal 1996 elimination of the Company's healthcare line. A soft retail environment contributed to an overall 5.5% decrease in revenues associated with lower unit volumes in the core men's' fashion underwear products. For the current fiscal year, there was a 55% increase in the unit volume sales of the developing GUESS? intimate apparel product line to $4.9 million.

         For the fiscal year ended February, 1995, net sales declined 11% reflecting $9.5 million reduction related to the elimination of unprofitable product lines. Sales in the Company's core men's' fashion underwear division rose 7%, generally in unit volumes over prior year levels. Sales of the GUESS? products unit volumes resulted in an increase of $2.6 million from prior year levels when the initial shipments began in November, 1993.


                                       17


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


Selling, general and administrative expenses

         Selling, general and administrative expenses for the 1996 fiscal year remained at 21% of sales, generally consistent with fiscal 1995 levels. These expenses declined 3% to $7,554,000 from the prior year level, generally due to the variable selling costs related to the decreases in net sales. The current fiscal year has been reduced by a $102,000 recovery of an insurance claim which was expensed in the fourth quarter of the prior fiscal year.

         Selling, general and administrative expenses in fiscal 1995 were 21% of sales, a decline of $2,028,000 or 21% from prior year levels. This reflects the reduction in senior management salaries resulting from the termination and severance agreements entered into with the former chairman and vice chairman and reduced professional fees. In fiscal 1994, there was a $1.5 million increase in selling, general and administrative costs. This increase was primarily attributable to increased royalties (with licensed brands comprising a higher proportion of the Company's sales), set-up costs incurred in connection with new programs at certain customers and increased accounting, legal and other professional fees, incurred in connection with the refinancing and restructuring described herein and investigation of the Company's fiscal 1993 inventory loss.


                                       18


         Selling, general and administrative costs are substantially fixed. In fiscal 1995, the impact of the termination and severance agreements with the former chairman and vice chairman, a significant fixed element in prior years, is reflected in the lower percentage of these costs to sales.


Prospective Financial Standard
------------------------------

Stock-Based Compensation

   In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. As permitted by FAS 123,. the Company will elect to continue to measure stock option grants in accordance with APB No. 25 and, accordingly, recognizes no compensation expense for these grants


Unusual (credit) charge

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


Liquidity and Capital Resources
-------------------------------

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



                                       20




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



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994


                                                                     Years

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

          Revenue Recognition

          Sales are recognized when merchandise is shipped and title passes. Returns and allowances are accrued based on existing terms and historical trends.

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




                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994

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



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994


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

          For fiscal 1996, 1995 and 1994, the unusual charge (credit) consisted of the following:

                                                                  1996             1995             1994
                                                                  ----             ----             ----
              Employee severance  (Note 8)                    $     -          $     -           $2,065,000
              Write-off of goodwill                                 -                -            1,478,000
              Write-down of inventory                               -           1,092,400         1,000,000
              Write-down of property, plant and equipment           -                -              530,000
              Elimination of subordinated note payable          (300,000)            -
              Other                                                               160,000           377,000
                                                              -----------      ------------     -------------
                                                              $ (300,000)      $1,252,400        $5,450,000
                                                              -----------      ============     =============


          Through March 2, 1996, payments of the unusual charges aggregated $1,231,000; $460,000 associated with the shutdown of the Puerto Rico facility and $771,000 representing payments against the present value of the termination payments to the former Chairman and Vice Chairman.

NOTE 3 - INVENTORIES

          Inventories are summarized as follows:

                                           1996                 1995
                                        -----------          -----------

              Raw materials              $1,308,694          $ 1,960,413
              Work in process             5,709,573            5,594,387
              Finished goods              3,138,372            3,429,396
                                        -----------          -----------

                                        $10,156,639          $10,984,196
                                        -----------          -----------


          Inventory valuation allowances and write-downs approximating $453,000 and $1.3 million were provided for the years ended March 2, 1996 and February 25, 1995, respectively. For the fiscal year ended February, 1995 $1,092,400 of such reserves were related to the unusual charge (Note 2).



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994

NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT

          Property, plant, and equipment are summarized as follows:

                                                     1996               1995
                                                  ----------         ----------

         Land                                     $   83,757         $   83,757
         Buildings and improvements                3,157,252          3,139,814
         Machinery and equipment                   3,400,628          3,332,500
         Furniture and fixtures                      800,929            788,984
                                                  ----------          ---------

                                                   7,442,566          7,345,055
         Less accumulated depreciation             3,943,741          3,578,184
                                                   ---------          ---------

                                                  $3,498,825         $3,766,871
                                                   =========          =========


NOTE 5 -  LONG-TERM DEBT AND NOTES PAYABLE

          Revolving Credit

          The company had a $9.5 million secured borrowing facility with Chemical Bank which expired on February 28, 1994. On March 22, 1994, the Company entered into a new $15 million three year revolving credit facility with Congress Financial Corp. The revolving credit agreement provides for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 1-3/4% to 3% above prime. The agreement requires, among other provisions, the maintenance of minimum working capital and net worth levels and also contains restrictions regarding payment of dividends. Borrowings under the agreement are collateralized by substantially all of the assets of the Company.

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



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994

          Real Estate Financing

          On June 8, 1994 the Company borrowed $1,500,000 under a separate five year term loan with Congress Financial Corp. and repaid a $1,700,000 Industrial Revenue Bond financing. This loan is secured by the Company's facility in Cartersville, Georgia.

          Annual Maturities

          Annual maturities of debt are as follows:

                         1997                 $  1,275,000
                         1998                    7,994,000
                         1999                      345,000
                         2000                       90,000
                                               -----------

                                                $9,704,000


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



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994


                                                                          1996                       1995
                                                                      ------------               -----------
         DEFERRED TAX ASSETS
         Net operating loss carryforward                                $4,256,000                $3,656,000
         Accrued severance                                                 460,000                   613,000
         Excess of tax basis  over book basis of
              inventories                                                  137,000                   280,000
         Capitalized inventory costs                                       147,000                   177,000
         Other                                                              58,000                   173,000
                                                                        ----------                ----------

         Total deferred tax assets                                       5,058,000                 4,899,000

         Deferred tax liabilities
         Difference between the book and tax basis of
         property, plant and equipment                                     357,000                   266,000
                                                                        ----------                ----------


         Net deferred tax asset                                          4,701,000                 4,633,000

         Less valuation allowance                                        4,701,000                 4,633,000
                                                                        ----------                ----------

         Net deferred taxes                                             $       -                 $       -
                                                                       ===========               ===========



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


          There was no income tax provision (benefit) for the fiscal years 1996 and 1995. The provision (benefit) for income taxes for fiscal year 1994 is comprised of the following:



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994


                                                                  1994
         Current                                               ----------
             Federal                                           $(515,102)
             State and Local                                      10,194
                                                               ----------
                                                                (504,908)
         Deferred (benefit) provision                           (223,000)
                                                               ----------
                                                               $(727,908)
                                                               ----------

          The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                                                                    1996          1995          1994
                                                                   -------       -------       -----

         Computed "expected" provision for
             Federal income taxes                                  (35.0)%       (35.0)%       (35.0)%
         Reversal of prior year deferred taxes                                                  (2.2)
         State taxes - net of Federal income tax
             benefit
         Officers' life insurance                                                                1.0
         Other                                                                                  (2.0)
         Valuation allowance                                        35.0          35.0          31.0
                                                                   -----         -----         -----

         Actual provision for income taxes                           -    %        -    %       (7.2)%
                                                                   =======       =======      ======


NOTE 7 -  STOCKHOLDERS' EQUITY

          Stock Options and Warrants

          The 1992 stock option plan, as amended, provides for the issuance of options to purchase up to 340,000 shares of common stock at the market value at the date of grant. Options are exercisable up to ten years from the date of grant.



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994

        A summary of option transactions under these plans is as follows:


                                                   1996                       1995                          1994
                                          --------------------        ----------------------        ---------------------
                                          Shares         Price         Shares         Price         Shares          Price
                                          ------         -----         ------         -----         ------          -----
           Outstanding at beginning                                                   $8.10                         $5.13
                                         180,000         $5.75        120,000         10.75        260,000          11.00

                                                         $3.00-
           Granted                        84,000          3.37        180,000          5.75
                                                                                                                    $5.13-
           Exercised                           -                            -                     (110,000)          5.75
                                                                                      $8.10-
           Canceled or expired                 -                     (120,000)        10.75        (30,000)        $11.00
                                                                     --------                      --------

           Outstanding, end of year                      $3.00-                                                     $8.00-
                                         264,000          5.75        180,000         $5.75        120,000          10.75
                                        ========                     ========                     =========

           Exercisable, end of year            -                          -                            -
                                       =========

           Available for grant            76,000                      160,000                       70,000
                                       =========                     ========                     =========


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



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994

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

NOTE 8-   COMMITMENTS,CONTINGENCIES AND RELATED PARTY TRANSACTIONS

          Lease Commitments

          Minimum rental commitments under noncancellable leases (excluding renewal options and escalation's) having a term of more than one year as of March 2, 1996, are as follows:

                                                                     Operating
                                                                       Leases
                                                                    ----------
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

          The aggregate commitment under these agreements at March 2, 1996 is as follows:



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             March 2, 1996, February 25, 1995 and February 26, 1994

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



