Form 10-Q/A
period 1996-06-01
NANTUCKET INDUSTRIES INC
filed 1997-01-22
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                               AMENDMENT TO REPORT
                  Filed pursuant to Section 12, 13,or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                           NANTUCKET INDUSTRIES, INC.

                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-Q for the Quarterly Period ended June 1, 1996, reflecting the complete amended items as set forth in the pages attached hereto:

         Notes to Consolidated Financial Statements.

         Management's Discussion and Analysis of Financial Condition and Results of Operations.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 NANTUCKET INDUSTRIES, INC.


January 20, 1997                  By: \s\ Ronald S. Hoffman
                                      ----------------------
                                      Ronald S. Hoffman,
                                      Vice President-Finance and Chief Financial
                                      Officer(principal financial and accounting
                                      officer)







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


2.       INVENTORIES

         Inventories are summarized as follows:

                                               June 1,            May 27,
                                                1996               1995
                                            ------------      ------------

         Raw materials                     $   1,252,006     $   1,812,761
         Work in process                       3,993,808         5,449,009
         Finished goods                        3,961,874         3,464,625
                                            ------------      ------------
                                              $9,207,688       $10,726,395
                                            ------------      ------------



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

3.       INCOME TAXES

         At June 1, 1996 the Company had a net deferred tax asset in excess of $5,500,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $12,000,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize it's net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through June 1, 1996 the change in ownership was approximately 40%.


4.       STOCKHOLDERS' EQUITY

         On March 22, 1994, the Company sold to its Management Group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate and approximate $180,000 at June 1, 1996. Such dividends are convertible into common stock at the rate of $5.00 per share. These preferred shares are redeemable, at the option of the Company, on or after February 28, 1999 and have a liquidation preference of $200 per share.

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


5.       UNUSUAL CHARGE

         In March, 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. Through June 1, 1996 $872,000 of this accrual has been paid; $770,000 through March 2, 1996 and $102,000 in the current fiscal year through June 1, 1996.



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



6.       CREDIT AGREEMENT AMENDMENT

         As of May 31, 1996, the Company amended its Loan and Security Agreement with Congress Financial Corporation dated March 21, 1994. This amendment provided (a) $251,000 in additional equipment term loan financing, (b) extension of the repayment period for all outstanding equipment term loans, (c) supplemental revolving loan availability from March 1st through June 30th of each year and (d) extension of the agreement through March 20, 1998, renewal date to March 20, 1998.

7.       PRIVATE PLACEMENT

         In April 1996 the Company signed a letter of intent for a $3.5 million private placement consisting of 250,000 shares of common stock and $2,625,000 of 12.5% convertible subordinated debentures due August 31, 1996. The debentures would be secured by a second mortgage on the Company's manufacturing and distribution facility in Georgia and are convertible into 467,167 shares of common stock in specified amounts after specified dates at prices ranging from $5.10 to $6.00. On June 25, 1996 the Company discontinued negotiations and commenced discussions with a new investor group. Upon completion of this transaction, the net proceeds will be used to prepay the balance payable to Chemical Bank. Accordingly, the entire balance is included in current liabilities. The remaining net proceeds will be used to reduce the outstanding balance with Congress.

8.       LITIGATION

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

         Additionally, the Company has filed a demand for arbitration which seeks compensatory damages of $4,000,000, rescission of the stock purchase agreement, rescission of an employment agreement and other mater, all on account of alleged breaches of the stock purchase agreement, fraudulent misrepresentation and breach of fiduciary duties.



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

         In the opinion of management, the Phoenix litigation and other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operation to the Company. No provision has been made by the Company with respect to the aforementioned litigation at June 1, 1996.



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



RESULTS OF OPERATION
--------------------

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


Gross Margin

Gross profit margins decreased from prior year levels of 25% to 15%. This decline is a result of increased manufacturing variances associated with additional processing costs of imported garments coupled with lower margins on close-out sales in the GUESS? division during the first quarter. Losses associated with these sales were reserved for in the fourth quarter of the prior fiscal year.


Selling, general and administrative expenses

Selling, general and administrative expenses decreased 12% to $1,765,000 compared to $2,019,000 for the first quarter of the prior year. The decrease of $254,000 is primarily the result of a reduction in variable selling costs related to the changes in net sales. Selling, general and administrative expenses increase to 26% of sales of the prior year's level of 19% reflecting the fixed components of these expenses.




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

The Company believes that the credit facility, as amended, combined with the $3.5 million private placement, provides adequate financing flexibility to fund its operations at current levels..

Working capital decreased $828,000 from year-end levels to $9,998,000. This decrease is primarily due to a $949,000 decline in inventory levels resulting from close-out sales. A decrease in accounts receivable was offset by a decrease in accounts payable.

The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.