Form 10-Q/A
period 1996-08-31
NANTUCKET INDUSTRIES INC
filed 1997-01-22
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                               AMENDMENT TO REPORT
                   Filedpursuant to Section 12, 13,or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                           NANTUCKET INDUSTRIES, INC.

                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-Q for the Quarterly Period ended August 31, 1996, reflecting the complete amended items as set forth in the pages attached hereto:

         Notes to Consolidated Financial Statements.

         Management's Discussion and Analysis of Financial Condition and Results of Operations.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NANTUCKET INDUSTRIES, INC.


January 20, 1997                By    \s\ Ronald S. Hoffman
                                      -----------------------
                                      Ronald S. Hoffman,
                                      Vice President-Finance and Chief Financial
                                      Officer(principal financial and accounting officer)







                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           TWENTY-SIX WEEKS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995
           ----------------------------------------------------------
                                   (unaudited)


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


2.       INVENTORIES

         Inventories are summarized as follows:

                                                August 31,       August 26,
                                                   1996             1995
                                             --------------    -------------
         Raw materials                       $   1,469,835     $  1,895,724
         Work in process                         4,161,763        5,848,226
         Finished goods                          3,555,271        3,756,131
                                             --------------    -------------

                                             $   9,186,869     $ 11,500,081
                                             --------------    -------------




                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           TWENTY-SIX WEEKS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995
           ----------------------------------------------------------
                                   (continued)
                                   (unaudited)

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

         The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, GA. The debentures are convertible into the Company's common stock over the next five years as follows:

                                                  Conversion    Conversion
                                                     Shares       Price
                                                  ----------    ----------
                  Currently Convertible              305,000      $3.83
                  After June 15, 1997                318,370      $5.00

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



                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           TWENTY-SIX WEEKS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995
           ----------------------------------------------------------
                                   (continued)
                                   (unaudited)


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



                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
           TWENTY-SIX WEEKS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995
           ----------------------------------------------------------
                                   (continued)
                                   (unaudited)

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

         In the opinion of management, the Phoenix litigation and other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operation to the Company. No provision has been made by the Company with respect to the aforementioned litigation as August 31, 1996.




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