Form 10-K/A
period 1996-03-02
NANTUCKET INDUSTRIES INC
filed 1997-04-02
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                               AMENDMENT TO REPORT
                  Filed pursuant to Section 12, 13, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                           NANTUCKET INDUSTRIES, INC.

                                 AMENDMENT NO.3

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended March 2, 1996, reflecting the complete amended items as set forth in the pages attached hereto:

         Item: 14 Notes to Consolidated Financial Statements, including the Report of the Independent Certified Public Accountants dated April 25, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NANTUCKET INDUSTRIES, INC.


By:  /s/ Ronald S. Hoffman
   ----------------------------
   Ronald S. Hoffman,
   Vice President-Finance and Chief Financial Officer
   (principal financial and accounting officer)


Dated: April 2, 1997

                        REPORT OF INDEPENDENT CERTIFIED

                               PUBLIC ACCOUNTANTS

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

                                      F-1

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



