Form 10-K
period 1997-03-01
NANTUCKET INDUSTRIES INC
filed 1997-05-29
CIK 69623

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------

                                      FORM 10-K


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

FOR THE FISCAL YEAR ENDED  MARCH 1, 1997

Commission file number     1-8509

                             NANTUCKET INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)

         Delaware                                     58-0962699
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


    510 Broadhollow Road Melville, New York                  11747
    (Address of principal executive offices)               (Zip Code)



                                    (516) 293-3172
                           (registrant's telephone number)


Common Stock, $.10 par value           American Stock Exchange
Securities registered pursuant         Name of each exchange on which registered
to Section 12(g) of the Act:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ---       ---

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of May 22, 1997, based on the closing price of the Common Stock on the American Stock Exchange on said date was $2,202,000.

AS OF MAY 22, 1997, THE REGISTRANT HAD OUTSTANDING 3,238,796 SHARES OF COMMON STOCK NOT INCLUDING 3,052 SHARES CLASSIFIED AS TREASURY STOCK.

                         DOCUMENTS INCORPORATED BY REFERENCE.

THE FOLLOWING ITEMS ARE INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE FISCAL YEAR ENDED MARCH 1, 1997:

PART III - ITEMS 10, 11, 12, 13.

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Nantucket Industries, Inc. (the "Company") produces and distributes popular priced branded men's fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. Nantucket also produces, under the GUESS? label, women's innerwear which it sells to department and specialty stores. This allows the Company to be a major supply source for men's and women's undergarments and intimate apparel covering many retail price points. Production and distribution of the Company's product lines is based in its facility in Cartersville, Georgia. From November, 1992 to July 1, 1994, when it was closed, the Company had a manufacturing facility in Rio Grande, Puerto Rico. In addition, substantial quantities of the Company's products are manufactured by offshore production contractors located in Mexico, the Far East and the Caribbean Basin.

    Since its founding in 1947, the Company has gradually evolved into a major producer of high fashion, creatively styled men's and ladies' undergarments. With this transition has come an increased emphasis upon quality control, creative fashion design, innovative marketing and brand name recognition. With the commencement in fiscal 1994 of the GUESS? Division, the Company has expanded its customer base from mass merchandisers and chain stores, to better department stores and specialty stores.

RESTRUCTURING STRATEGY

    As more fully described in Note 12, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd. a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer, accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company has filed a $37 million lawsuit against Levi Strauss & Co. In addition, these financial statements reflect significant losses in recent years which have generally resulted in the Company using rather than providing cash from its operations. There can be no assurance that the ultimate impact or resolution of these matters will not have a materially adverse effect on the Company or on its financial condition.

    At the end of fiscal 1994, the Company began the implementation of a restructuring strategy to improve operating results and enhance its financial resources. Specific steps taken included:

    -    The shutdown of the Puerto Rico facility

    - Improving the product mix by eliminating unprofitable lines (women's products other than those sold under the GUESS? license and socks) and terminating business with Avon Products, the principal customer of the Puerto Rico facility

    - Terminating the employment contracts of its former chairman and vice chairman.

    - Increasing equity through (a) the sale of $1 million of non-voting convertible preferred stock to management in fiscal 1995; (b) the $
         2.9 million sale of treasury stock to GUESS? in fiscal 1995 and (c) the completion, in August, 1996, of a private placement with net proceeds comprised of 250,000 shares of common stock ($740,000) and .12-1/2% convertible subordinated debentures ($2,351,000 net of expenses).

    - Obtaining additional working capital financing through the restructuring of credit facilities.

    - Establishing additional steps to reduce operating costs believed to provide the Company with the ability to continue in existence. Major elements of these action plans, which will result in a $2.5 million reduction from fiscal 1997 overhead spending levels, include:

              - The transfer of all domestic manufacturing requirements to foreign manufacturing contracting facilities. The final phase of this program will be completed by the middle of the 1998 fiscal year.

              - Staff reductions associated with the transfer of manufacturing to offshore contractors, efficiencies and reduced volume.

              - The relocation of executive offices and showrooms, upon the expiration of the current lease in May, 1997, to more appropriate facilities

    In connection with the implementation of these actions, the Company has reflected, in its financial statements for the fiscal years ended February, 1994 through March, 1, 1996, unusual charges aggregating $6.4 million. These combined charges include approximately $760,000 of expenses incurred in closing the Puerto Rico facility, write-downs and reserves of asset values and other non-cash items ($1.5 million write-off of goodwill, $2.1 million writedowns of inventory, $530,000 writedowns of fixed assets), the accrual for the severance payments to the former Chairman and Vice Chairman of the Board ($1,765,000) and, in fiscal 1996, an unusual credit, as described below, of $300,000 related to the elimination of a subordinated note payable associated with the purchase of the Puerto Rico facility since the likelihood of payment on such note was considered remote.

    The Company has not yet realized the benefits of this turnaround strategy and has incurred losses of $2,747,000, $239,000 and $3,147,000 for the fiscal years ended March 1, 1997, March 2, 1996 and February 25, 1995, respectively.

RECENT DEVELOPMENTS

    Since September, 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Straus & Co." Sales under this license aggregated
$14.9 million in fiscal 1997, $14.6 million in fiscal 1996 and $14.2 million in fiscal 1995. As of January 1, 1997, the license was renewed for a 5 year term, including automatic renewals of 2 years if certain minimum sales levels are achieved. On January 22, 1997, Levi's announced that it was seeking purchasers of its Brittania subsidiary. Nantucket's largest customer and the largest retailer of the Brittania brand, K-Mart, has advised the Company that, in light of the actions announced by Levi's, it would no longer continue its on-going commitment to the Brittania trademark.

    The Company has filed a $37 million lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that it was fraudulently induced into entering into the new license agreement by Levi's action, in the spring of 1996, linking Brittania with Levi's including the marketing of a new trademark "Brittania from Levi Strauss & Co." In reliance on these actions and in anticipation of the continuing support by Levi's of the Brittania brand, the Company severed its long-standing relationship with a competing brand and developed new packaging to reflect the new marketing effort. There can be no assurance that the ultimate resolution of these matters will not have a materially adverse impact of the Company or on its financial condition.

PHOENIX ASSOCIATES, INC.-THE PUERTO RICO FACILITY

    As of November, 1992, the Company acquired all of the stock of Phoenix Associates, Inc. ("Phoenix") located in Puerto Rico. Phoenix manufactured men's and ladies' undergarments and ladies' apparel as an exclusive contractor of the
Company.   The purchase price was $1,500,000 plus contingent payments based on sales and margins of products sold to Avon Products, Inc., a major customer of Phoenix. In April, 1993, in connection with the annual audit of the Company's fiscal 1993 financial statements, the Company discovered an inventory variance of $1,700,000 at the Phoenix facility. The Company determined that this was principally attributable to previously unrecorded manufacturing and material cost variances at the Phoenix facility. The ongoing manufacturing inefficiencies and cost variances continued and in July, 1994, this facility was closed. A final assessment associated with this closing required write-offs, reflected as an unusual charge, of $1,252,400 in fiscal 1995. Fiscal 1994 charges aggregated $3.3 million.

    In 1993, the Company, and its wholly-owned subsidiary, Nantucket Mills, Inc. initiated an action against the former owners of the Puerto Rico facility. In the 1996 fiscal year, the Company concluded that its claims against the holder of a note payable from Mills are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note being required is remote. Accordingly the Company has eliminated this payable and reflected such reduction as an unusual credit in the accompanying financial statements.

FINANCING ARRANGEMENTS

    REVOLVING CREDIT

         The Company has a $15 million revolving credit facility with Congress Financial Corp. which expires in March, 1998. The revolving credit agreement provides for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 2-3/4% above prime. The agreement requires, among other provisions, the maintenance of minimum working capital and net worth levels and also contains restrictions regarding payment of dividends. Borrowings under the agreement are collateralized by substantially all of the assets of the Company.

         In connection with this financing, the Company used $5,090,000 of the proceeds of the revolving credit facility to reduce the balance due to Chemical Bank and simultaneously entered into a $2,000,000 Term Loan Agreement with Chemical Bank. At December 15, 1995 $1,000,000 was outstanding under this loan. Pursuant to an amendment to this agreement, the Company made payments of $100,000 each on December 31, 1995 and January 31, 1996 and agreed to pay the remaining $800,000 in 15 equal installments commencing March 31, 1996. In connection with the $3.5 million private placement concluded in August, 1996, the Company prepaid the outstanding balance of $500,000 in accordance with the terms of this amendment. Pursuant to the agreement, the Company issued 10,000 treasury common shares related to its decision to defer making the mandatory prepayments.


    REAL ESTATE FINANCING

         On June 8, 1994 the Company borrowed $1,500,000 under a separate 10-1/2% five year term loan with Congress Financial Corp. and repaid a $1,700,000 Industrial Revenue Bond financing. This loan is secured by the Company's facility in Cartersville, Georgia.

CAPITAL INVESTMENT AND CHANGE OF MANAGEMENT

    Simultaneously with the financing transactions described above, on March
22, 1994 the Samberg Group, L.L.C. (the "Group"), a limited liability company organized under the laws of Delaware with certain senior managers of the Company as members (the "Group Members") purchased 5,000 shares of the Company's Non-Voting Convertible Preferred Stock ("Preferred Stock") for $1,000,000. The Preferred Stock acquired by the Group is convertible into shares of Common Stock, $.10 par value per share, of the Company ("Common Stock") at the rate of $5.00 per share.

    Also, on March 22, 1994, Stephen Samberg, who was then the President of the Company, was elected Chairman of the Board, Chief Executive Officer and Treasurer of the Company by the board of directors of the Company (the "Board"). Concurrently, George J. Gold resigned as Chairman of the Board and Treasurer of the Company and Donald D. Gold resigned as Vice Chairman of the Board and Secretary of the Company. (George J. Gold and Donald D. Gold are referred to herein collectively as the "Golds".)

    The Golds' existing employment contracts (the terms of which were scheduled to expire on February 28, 1999) have been canceled and replaced by a Termination and Severance Agreement pursuant to which the Golds are scheduled to receive aggregate payments for severance of approximately $400,000 per year and other benefits for five years. In fiscal 1994, $1.8 million, representing the present value of this amount was accrued.

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

    The total number of shares of Common Stock subject to the Voting Trust Agreement as of the date hereof is 708,923 which represents approximately 22% of the outstanding Common Stock and which does not include shares of non-voting Preferred Stock owned by the Group and convertible to Common Stock.

PRODUCTS AND SALES

    The Company manufactures and sells men's fashion underwear to mass merchandisers and, in the case of the GUESS? division, men's and ladies' undergarments to better department and specialty stores, primarily through direct contact by salaried and commissioned Company sales personnel. All sales are made to customers generally not affiliated with the Company. These goods are sold under various licensed trademarks as well as under the private label of the customer. The Company promotes its brand name undergarments with seasonal marketing programs and sales events.

    The Company operates as a single business segment. Net sales and operating profits or losses for each of fiscal years ending March, 1997, March, 1996 and February, 1995 are presented in the accompanying financial statement captioned "Consolidated Statements of Operations".

MENS' UNDERGARMENTS

    The Company's men's fashion briefs are sold primarily under the licensed trademarks "BRITTANIA", "ARROW" and "BOTANY 500". The Company targets undergarments marketed under each of these trademarks to different segments of the market.

GUESS? DIVISION

    The Company sells ladies' innerwear under the licensed trademark "GUESS?". These products are distributed through better department and specialty stores. Sales of GUESS? products commenced at the end of the third fiscal quarter of fiscal 1994. Sales in fiscal 1997, 1996 and 1995 of GUESS? products aggregated $4.0, $ 4.9 million and $3.1 million, respectively.

SOURCES OF MATERIALS

    The Company purchases substantially all of its production requirements as complete garments from foreign manufacturers located in Mexico, the Far East and the Caribbean Basin. Such foreign manufacturers account for production of approximately 70% of the Company's products. After June, 1998, the Company expects that all of its production requirements will be satisfied by such foreign manufacturers.

    The Company does not have any long term contracts with any of its foreign manufacturers.

LICENSES AND TRADEMARKS

    On December 7, 1992, the Company signed an agreement with GUESS?, Inc. for the exclusive United States rights to produce and sell undergarments bearing the "GUESS?" trademark and variations thereof. Effective May 31, 1996, the license was extended through the period ended May 31, 1999. The license is subject to termination prior to its expiration if certain minimum sales goals are not met. For the contract year ending May 31, 1997, minimum sales of $8 million are required. The Company has informed GUESS? that it will not achieve the minimum net sales of $8 million required, pursuant to the license agreement, for the twelve month period ending May 31, 1997. GUESS? has agreed not to terminate the license agreement as of May 31, 1997 and the Company has agreed that GUESS, in its sole and subjective discretion, may terminate the license agreement at any time after December 31, 1997. For each contract year ending in May thereafter, the minimum sales goal increases by $2,000,000. Minimum royalties are $560,000, $700,000 and $840,000 for the contract years ended May 31, 1997, 1998 and 1999 respectively. The Company began shipping product under this trademark during the third quarter of fiscal 1994.

    Since September, 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Strauss & Co." Sales under this license aggregated $14.9 million in fiscal 1997, $14.6 million in fiscal 1996 and $14.2 million in fiscal 1995. As of January 1, 1997, the license was renewed for a 5 year term, including automatic renewals of 2 years if certain minimum sales levels are achieved. On January 22, 1997, Levi's announced that it was seeking purchasers of its Brittania subsidiary. Nantucket's largest customer and the largest retailer of the Brittania brand, K-Mart, has advised the Company that, in light of the actions announced by Levi's, it would no longer continue its on-going commitment to the Brittania trademark.

    The Company has filed a $37 million lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that it was fraudulently induced into entering into the new license agreement by Levi's action, in the spring of 1996, linking Brittania with Levi's including marketing of a new trademark "Brittania from Levi Strauss & Co." In reliance on these actions and in anticipation of the continuing support by Levi's of the Brittania brand, the Company severed its long-standing relationship with a competing brand and developed new packaging to reflect the new marketing effort. There can be no assurance that the ultimate resolution of these matters will not have a materially adverse impact on the Company or on its financial condition.

    On October 5, 1992, the Company signed an agreement with Cluett, Peabody & Co., Inc. for the exclusive United States rights to produce and sell men's and boys' fashion underwear, T-shirts, V-neck shirts, tank tops, briefs and boxer shorts bearing the "ARROW" trademark during the period commencing January 1, 1993 and expiring, as extended, December 31, 1999. A minimum royalty of $162,500
is guaranteed under the license for each annual period   through December 31,
1996; increasing to $250,000 for each annual period from January 1, 1997 through December 31, 1999. The Company began shipping product under this trademark during the first quarter of fiscal 1994. Net sales under this license were $5.7 million in fiscal 1997, $4.8 million in fiscal 1996 and $4.3 million in fiscal 1995.

    On December 21, 1992, the Company signed an agreement with McGregor Corporation for the exclusive United States rights to produce and sell men's and boys' fashion knit underwear briefs bearing the "BOTANY 500" trademark during the period commencing on January 1, 1993 and expiring, pursuant to an extension, December 31, 2001. McGregor Corporation may, at its option, terminate the license prior to its expiration if certain minimum sales goals are not met. Minimum sales levels for calendar 1996 are $750,000 and $1 million for each calendar year thereafter through December 31, 1998. Net sales under this license were $652,000 in fiscal 1997, $1.1 million in fiscal 1996 and $1.1 million in fiscal 1995. McGregor Corporation has not terminated this license in view of the fiscal 1997 sales levels.

    The loss of the right to sell products under these labels would have a material adverse effect on the Company.

SEASONALITY

    Sales of the Company's products are traditionally highest in the third fiscal quarter, which extends through autumn, when many of the pre-Christmas sales are made, and are typically lowest in the fourth fiscal quarter.

CUSTOMERS

    Three of the Company's customers each accounted for more than 10% of the Company's consolidated net sales during fiscal 1997, 1996 and 1995.

    For the fiscal years ended March 1, 1997 and March 2, 1996, approximately 40% of the Company's consolidated net sales were made to K-Mart, as compared to 43% for fiscal 1995. As described above, K-Mart, the largest retailer of the Brittania brand, has advised the Company that, in light of Levi's announced decision to sell the Brittania brand, K-Mart would no longer continue its on-going commitment to the Brittania trademark While the pending lawsuit against Levi's may ultimately mitigate the effect of K-Mart's decision on the Company, there can be no assurance that the ultimate resolution of this matter will not have a materially adverse impact on the Company or its financial condition.

    For the fiscal year ended March 1, 1997, approximately 19% of the Company's consolidated net sales were made to were made to Target Stores, as compared to 21% for fiscal 1996 and 17% for fiscal 1995.

    For the fiscal year ended March 1, 1997, approximately 18% of the Company's consolidated net sales were made to Sears, as compared to sales in the prior fiscal year of 13%. Sales in fiscal 1995 were 12% of consolidated sales.

    The Company had long standing relationships with these customers and believes that, with the exception of K-Mart, such relationships will continue. However, the loss of any of the other customers could have a material adverse effect on the Company.

    No other customer accounted for more than 10% of the Company's consolidated net sales for fiscal 1997, 1996 or 1995.

DELIVERY REQUIREMENTS

    All purchase orders are taken for current delivery and the Company has no long-term sales contracts with any customer, or any contract entitling the Company to be the exclusive supplier of merchandise to a retailer or distributor.


BACKLOG

    The backlog of orders for the Company's products at February, 1997 and 1996 was in excess of $2 million. The backlog at the beginning of each fiscal year is traditionally lower than at other times during the year, and is not necessarily indicative of sales prospects for an entire year. Although substantially all of such orders are subject to cancellation, the Company expects them to be filled within the current fiscal year.

    Backlog levels have decreased due to the Company's continuing implementation of "just in time" delivery through EDI (electronic data interchange) with most of the Company's major customers. For fiscal 1997 approximately 95% of the orders for the men's division were received through EDI. All EDI orders are received and shipped on a weekly basis, and industry wide adoption of EDI has reduced the time between order and delivery. Coupled with the large size of many of the Company's customers, this has tended to increase the levels of inventory that the Company is required to maintain in order to fulfill its customers' requirements. The Company has recognized the need to more closely monitor inventory levels as well as its purchasing function and will seek to obtain from its suppliers and foreign manufacturers the same short term delivery commitments that it affords to its customers.

COMPETITION

    All of the Company's markets are highly competitive.

    During the past several years there has occurred a reduction in the number of retailers available to purchase the Company's products. The remaining retailers are relatively larger and possess strengthened negotiating positions. It has become increasingly important that the Company cooperate closely with its customers, who are among the largest retailers in the United States, in the development of products, programs and packaging and that it be able to quickly and completely ship orders which it receives through EDI. In prior years the Company experienced difficulty in filling all of its orders, caused in large part by the cash shortage resulting from losses at its Puerto Rico facility and the expiration of its financing arrangement with Chemical Bank. The Company's liquidity has been significantly improved by the refinancing in March 1994, the additional equity of $3.9 million raised in fiscal 1995 and the $3.5 million private placement completed in August, 1996. In addition, the Company has improved its liquidity as inventory levels have decreased.

    The Company competes in the manufacture of its products with numerous other companies, many of which have substantially greater financial resources than the Company. The Company's competitors include manufacturers of retailers' private label, designer label and unbranded merchandise, as well as manufacturers which produce goods for sale under their own recognized name brands.

    Although the largest producers of branded men's underwear are Fruit of the Loom, Inc. and Hanes, the Company does not consider these large national brands to be its direct competition. The Company primarily produces and sells fashion underwear either under licensed brands which have consumer recognition in areas other than undergarments or under so-called "private labels" for specific retailers.

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


IMPORTS

    Effective June, 1998 the Company expects that it will achieve all of its production requirements through imported merchandise produced in factories in Mexico, the Caribbean Basin and the Far East. The Company has determined that, as a result of the high labor content of its products and the reduced delivery times due to the proximity of Mexico and the Caribbean Basin, the importing of all the Company's production requirements is advantageous.

ENVIRONMENTAL MATTERS

    The Company believes that its manufacturing facility materially conforms to all governmental regulations pertaining to environmental quality as presently promulgated.

EMPLOYEES

    On March 1, 1997, the Company had 214 employees, of which 193 were located in Cartersville, Georgia. This represents a 40% reduction from the prior year's level of 356 employees reflecting the Company's decision to continue to transfer domestic production to offshore contracting facilities and expand distribution activities at the Cartersville facility.

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

    Effective June 1, 1997 the Company will be moving its executive offices to 510 Broadhollow Road, Melville, New York. The Company will occupy 2,000 square feet under a lease which will expire July 31, 2002. This lease provides for aggregate rentals which increase 4% annually from $46,000 to $52,000 plus increases for certain taxes and energy costs. The Company will move its showroom and design facility to a 2,300 square foot location at 180 Madison Avenue, New York, New York effective June 1, 1997. The lease for these premises will expire May 31, 2002 and provide for annual rentals of $52,000.

    The Company owns a 160,000 square foot manufacturing and distribution facility in Cartersville, Georgia. The Cartersville facility is subject to a first mortgage lien to Congress Financial and a second mortgage lien to NAN Investors pursuant to the 12-1/2% Convertible Subordinated Debentures issued as part of the August, 1996 $3.5 Million private placement. The Cartersville facility is suitable for the packaging and distribution of the Company's products.



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

    On November 16, 1993 in connection with such civil action and arbitration proceeding, Mr. Varon filed certain counterclaims against the Company and Mills alleging improper termination and breach of his Employment Agreement with the Company and breach by the Company and

Mills of the Stock Purchase Agreement pursuant to which all of the stock of Phoenix was acquired from Messrs. Varon and Lugo. In his counterclaims Mr. Varon is also seeking indemnification and contribution from the Company, Mills and their respective principal officers, directors and employees. Total damages alleged in the counterclaim are approximately $9,000,000. The Company considers the damages in the counterclaims to be unsupportable and believes it will likely prevail in its defenses to all such counterclaims. In the 1996 fiscal year, the Company concluded that its counterclaims against the holder of the note payable from a related party, as described above, are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote.


    On March 29, 1996, the Company and Mills filed an amended Complaint and Demand for Jury Trial which added certain parties as defendants and alleges certain fraudulent activities which constitute a pattern of racketeering activity under the Racketeering Influenced Corrupt Organization Act.

    Levi Strauss & Co., the parent company of Brittania Sportswear Ltd. a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced, in January, 1997, their intention to sell Brittania. In light of the actions announced by Levi's, a customer accounting for approximately $11 million of the Company's sales of Brittania product has advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company has filed a $37 million lawsuit against Levi Strauss & Co. and Brittania Sportswear Ltd.

    These actions remain in their preliminary stage, with discovery now being conducted.

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

    Set forth below are the reported high and low prices of the Common Stock for each quarterly period during the past two years, as reported by the American Stock Exchange:

                                          High            Low

                    Fiscal 1997

                 First Quarter             $7            $2-3/4
                 Second Quarter           7-1/4            4
                 Third Quarter              5             3-3/8
                 Fourth Quarter          2-11/16           2

                    Fiscal 1996

                 First Quarter           $5-5/8          $3-1/2
                 Second Quarter           5-1/2           3-7/8
                 Third Quarter            5-1/4           3-1/16
                 Fourth Quarter          3-3/16           2-5/8

    As of May 23, 1997, the Company's Common Stock was held by approximately 289 holders of record.

    The Company has never paid any cash dividends on its Common Stock, and has no present intention of so doing in the foreseeable future. The Company is prohibited from declaring and paying cash dividends on its Common Stock by the terms of its credit agreements with Congress Financial Corporation dated March 22, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the five fiscal years ended March 1, 1997.

    The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.


                                        FOR FISCAL YEAR ENDED
                              (In thousands, except per share amounts)

                           MARCH 1,   MARCH 2,  FEB. 25    FEB. 26   FEB. 27,
                            1997       1996      1995       1994      1993
SUMMARY STATEMENTS OF OPERATIONS

Net sales                   $30,394    $35,060   $37,015    $41,634   $46,851
Gross profit                  5,999      8,328     7,061      5,854     9,652
Unusual credit (charge)                    300   (1,252)    (5,450)
Net (loss) income           (2,747)      (239)   (3,147)    (9,450)   .   359

Net (loss) income per
share                       $(0.91)     $(.08)   $(1.15)    $(3.81)      $.15
Average shares
  outstanding                 3,125      2,985     2,743      2,481     2,439

SUMMARY BALANCE SHEET DATA

Total assets                $18,063    $18,855   $22,184    $22,195   $30,927
Working capital              10,906     10,827    12,830     10,262     7,876
Long-term debt (exclusive
of current maturities)        8,837      9,108    11,300      9,750       300

Convertible subordinated
debt                          2,760

Stockholders' equity          3,159      5,257     5,465      4,697    13,611

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESTRUCTURING STRATEGY

         Levi Strauss & Co., the parent company of Brittania Sportswear Ltd. a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer, accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company has filed a $37 million lawsuit against Levi Strauss & Co. In addition, the financial statements reflect significant losses in recent years which have generally resulted in the Company using rather than providing cash from its operations. As a result of the Brittania matter and the continuing losses, there can be no assurance that the Company can continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.


         At the end of fiscal 1994, the Company began the implementation of a restructuring strategy to improve operating results and enhance its financial resources. Specific steps taken included:

         -    The shutdown of the Puerto Rico facility

         - Improving the product mix by eliminating unprofitable lines (women's products other than those sold under the GUESS? license and socks) and terminating business with Avon Products, the principal customer of the Puerto Rico facility

         - Terminating the employment contracts of its former chairman and vice chairman.

         - Increasing equity through (a) the sale of $1 million of non-voting convertible preferred stock to management in fiscal 1995; (b) the $ 2.9 million sale of treasury stock to GUESS? in fiscal 1995 and
              (c) the completion, in August, 1996, of a private placement with net proceeds comprised of 250,000 shares of common stock ($740,000) and .12-1/2% convertible subordinated debentures ($2,351,000 net of expenses).

         - Obtaining additional working capital financing through the restructuring of credit facilities.

         - Establishing additional steps to reduce operating costs believed to provide the Company with the ability to continue in existence. Major elements of these action plans, which will result in a $2.5 million reduction from fiscal 1997 overhead spending levels, include:

              - The transfer of all domestic manufacturing requirements to foreign manufacturing contracting facilities. The final phase of this program will be completed by the middle of the 1998 fiscal year.

              - Staff reductions associated with the transfer of manufacturing to offshore contractors, efficiencies and reduced volume.

              - The relocation of executive offices and showrooms, upon the expiration of the current lease in May, 1997, to more appropriate facilities

    In connection with the implementation of these actions, the Company has reflected, in its financial statements for the fiscal years ended February, 1994 through March, 1, 1996, unusual charges aggregating $6.4 million. These charges include approximately $760,000 of expenses incurred in fiscal 1995 closing the Puerto Rico facility, write-downs and reserves of asset values and other non-cash items ($1.5 million write-off of goodwill, $2.1 million writedowns of inventory, $530,000 writedowns of fixed assets), the accrual for the severance payments to the former Chairman and Vice Chairman of the Board ($1,765,000) and, in fiscal 1996, an unusual credit, as described below, of $300,000 related to the elimination of a subordinated note payable associated with the purchase of the Puerto Rico facility since the likelihood of payment on such note was considered remote.

    The Company has not yet realized the benefits of this turnaround strategy and has incurred losses of $2,747,000, $239,000 and $3,147,000 for the fiscal years ended March 1, 1997, March 2, 1996 and February 25, 1995, respectively.

RESULTS OF OPERATIONS

SALES

    Net sales for the fiscal year ended March 1, 1997 decreased 13% from the prior year levels to $30.4 million. These declines, associated with lower unit volumes, reflect inventory reductions by Nantucket's customers. In addition, the Company canceled customer orders for specialized new products due to production delays and quality issues experienced by supplementary foreign manufacturing contractors which were engaged to assemble these new products. In view of these problems, the Company no longer uses these contractors.

    Net sales for the fiscal year ended March 2, 1996 decreased 5% from prior year levels to $35,060,000. Most of this decline was associated with the elimination of unprofitable product lines, including a reduction of $1,024,000 related to the fiscal 1996 elimination of the Company's healthcare line. A soft retail environment contributed to an overall 5.5% decrease in revenues associated with lower unit volumes in the core men's fashion underwear products. For the 1996 fiscal year, there was a 55% increase in the unit volume sales of the developing GUESS? intimate apparel product line to $4.9 million.

    For the fiscal year ended February, 1995, net sales declined 11% reflecting $9.5 million reduction related to the elimination of unprofitable product lines including the termination of the Company's business with Avon Products, a major customer of the closed Puerto Rico facility and the fiscal 1994 elimination of the sock division. Sales in the Company's core men's fashion underwear division rose 7%, generally in unit volumes over prior year levels. Sales of the GUESS? products unit volumes resulted in an increase of $2.6 million from prior year levels when the initial shipments began in November, 1993.

GROSS MARGIN

    Gross profit margins levels are summarized as follows:


                                                Fiscal Year Ending

                                        March 1,   March 2,   February 25,

                                         1997       1996          1995

       Gross Margin %                     20%        24%           19%

       $ Amount-% Increase (decrease)    (28%)       18%           21%

The declines in fiscal 1997 are the result of increased manufacturing variances associated with reduced unit volumes and the additional processing costs of imported garments as operations of the new contractor base were fine tuned. In addition, gross profit levels reflect $1.6 million in fully reserved close-out sales of the GUESS? products as the Company continued to reduce slow moving inventory levels.

    The improvement in fiscal 1996 is a result of the improved product mix from the increased sales of the higher margin GUESS? Innerwear line, the elimination of the unprofitable products, improved plant efficiencies and lower cost product sources. The gross profit margin in fiscal 1995 reflects non-recurring inventory reserves and write-offs generally associated with discontinued product lines which aggregated $652,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses in fiscal 1997 of $7.5 million were 25% of sales. For fiscal 1996 and 1995, these expenses were $7.6 million and $7.8 million, respectively representing 21% for both fiscal years. This reflects the impact of the lower sales volume on fixed cost levels. Variable selling expenses were 6% lower reflecting the lower sales levels offset by the impact of the sales mix.

    Selling, general and administrative expenses in fiscal 1995 declined $2,028,000 from prior year levels. This reflects the reduction in senior management salaries resulting from the termination and severance agreements entered into with the former chairman and vice chairman and reduced professional fees.

    Selling, general and administrative costs are substantially fixed. In fiscal 1995, the impact of the termination and severance agreements with the former chairman and vice chairman, a significant fixed element in prior years, is reflected in the lower percentage of these costs to sales.

PROSPECTIVE FINANCIAL STANDARD-EARNINGS PER SHARE

    In February, 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this standard will not have any impact on the disclosure of per share results in the financial statements.

UNUSUAL (CREDIT) CHARGE

    In November, 1992, the Company acquired the Puerto Rico facility, Phoenix Associates, Inc., pursuant to a stock purchase agreement. A portion of the purchase price was debt payable to the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the Company discovered an inventory variance of $1,700,000 principally attributable to unrecorded manufacturing and material cost variances at the Puerto Rico facility incurred prior to the Company's acquisition of this facility. In connection with the acquisition of the Puerto Rico facility, the Company initiated an action against the former owners of that facility. In the 1996 fiscal year, the Company concluded that its claims against the holder of the subordinated note payable are in excess of the $300,000 due. In the opinion of legal counsel and management, the likelihood of any payment being required on this note is remote. Accordingly, in fiscal 1996, the Company eliminated this payable and reflected such $300,000 reduction as an unusual credit in the accompanying financial statements.

    The operating loss for fiscal 1995 includes an unusual charge of approximately $1.3 million comprised of approximately $160,000 representing expenses incurred in closing the Puerto Rico facility, and $1,092,000 representing write-downs of asset values. The write-down of asset values is not expected to have a material effect on the Company's liquidity.


INTEREST EXPENSE

    The decrease in interest expense in fiscal 1997 of $113,000 reflects lower borrowing levels as the Company reduced inventory levels. In addition, the proceeds of the August, 1996 $3.5 million private placement were used to prepay the remaining $533,000 due to Chemical Bank pursuant to its credit agreement and reduce the balance outstanding under its revolving credit agreement with Congress Financial Corp. The impact of these reduced borrowing levels was offset by the 150 basis point higher interest rate of the $2.7 million Convertible Subordinated Debentures.

    The increase in interest expense of $118,000 for the 1996 fiscal year is primarily due to the higher prime rates in effect during fiscal 1996 and increased levels of financing.

    The increase in interest expense in fiscal 1995 reflects higher borrowing levels associated with the new credit agreements and increases in the prime rate.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred significant losses in recent years which have generally resulted in the Company using rather than providing cash from its operations.

    In March, 1994 the Company was successful in refinancing its credit agreements with (i) a three year $15,000,000 revolving credit facility with Congress Financial; (ii) a $2,000,000 Term Loan Agreement with Chemical Bank; and (iii) an additional $1,500,000 Term Loan with Congress replacing the Industrial Revenue Bond financing of the Cartersville, Georgia manufacturing plant.

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

    Additionally, the Company has increased its equity over the past three years through (i) a $1,000,000 investment by the Management Group in fiscal 1995; (ii) the $2.9 million sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates and; (iii) the $3.5 million private placement which included the issuance of 250,000 shares and $2,760,000 convertible subordinated debentures. These transactions, combined with its stronger credit facilities, enhanced the Company's liquidity and capital resources.

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

    The Company believes that the Congress credit facility, as amended, combined with the $3.5 million private placement, provides adequate financing flexibility to fund its operations at current levels. As of May 2, 1997, the most recent measurement date, the Company was in compliance with all of the covenants and had excess borrowing availability of $686,000 pursuant to its credit agreement with Congress Financial.

    Working capital increased $79,000 from year-end levels to $10,906,000. The Company has improved its working capital position as it was successful in reducing inventory levels by $1.9 million as a result of its continuing strategy of replacing domestic manufacturing by using off shore contractors. This has also reduced accounts payable by virtue of the receipt of goods payment terms inherent in such offshore manufacturing activities. Proceeds from the issuance of common stock and subordinated convertible debt were used to prepay the short-term debt to Chemical Bank, reduce accounts payable and reduce the long term debt under the Congress revolving credit facility. The decrease in inventory levels was offset by an increase in accounts receivable of $1,488,000 due to a special program shipped to K-Mart in February, 1997.

    The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached hereto at Page F-1 ET SEQ.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                       PART III

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

(a)(1)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NANTUCKET INDUSTRIES,
         INC.

                                                                           PAGE
Report of Independent Certified Public Accounts - Grant Thornton LLP       F-1

Consolidated Balance Sheets-
March 1, 1997 and March 2, 1996                                            F-2

Consolidated Statements of Operations - Years Ended
March 1, 1997, March 2, 1996 and February 25, 1995                         F-3

Consolidated Statements of Stockholders' Equity -Years Ended
March 1, 1997, March 2, 1996 and February 25, 1995                         F-4

Consolidated Statements of Cash Flows - Years Ended
March 1, 1997, March 2, 1996 and February 25, 1995                         F-5

Notes to Consolidated Financial Statements                                 F-6

(a)(2)   FINANCIAL STATEMENT SCHEDULE

Schedule II - Consolidated valuation and qualifying accounts              F-20

(A) (3) EXHIBITS

    Exhibits which, in their entirety, are incorporated by reference to any report, exhibit or other filing previously made with the Securities and Exchange Commission are designated by an asterisk (*) and the location of such material is included in its description.


 Exhibit                                                                            Page
   No.                              Description                                      No.
-----------------------------------------------------------------------------------------
(3)(a)        Certificate of Incorporation as currently in effect (filed as           *
              Exhibit 3(a) to Form 10-K Report for the fiscal year ended
              February 27, 1988 (the "1988 10-K").

(3)(b)        By-Laws as currently in effect (filed as Exhibit 3(b) to the Form       *
              8-K dated August 15, 1996).

(4)(a)        Specimen Stock Certificate (filed as Exhibit 4(b) to Registration       *
              Statement on Form S-1, No. 2-87229 filed October 17, 1983 (the
              "1983 Form S-1").

(4)(b)        Share Purchase Rights Agreement, dated as of September 6, 1988,         *
              between the Company and State Street Bank and Trust Company
              (filed as Exhibit 4(a) to Form 8-K Report dated as of September
              6, 1988), as amended by the following: Amendment No. 1 dated
              October 3, 1988 (filed as Exhibit 9 to Schedule 14D-9 Amendment
              No. 1 dated October 4, 1988), Amendment No. 2 dated October 18,
              1988 (filed as Exhibit 14 to Schedule 14D-9 Amendment No. 2 dated
              October 19, 1988) and Amendment No. 3 dated November 1, 1988
              (filed as Exhibit 4(c) to Form 10-K Report for the fiscal year ended February 25, 1989 (the "1989 10-K"), Amendment No. 4 dated as of November 17, 1988 (filed as Exhibit 1 to Amendment No. 1 to
              Form 8-A, dated November 18, 1988) and Amendment dated as of
              August 15, 1994 (filed as Exhibit 4(e) to Form 8-K dated August
              19, 1994).

(4)(c)        Note Acquisition Rights Agreement dated as of September 6, 1988         *
              between the Company and State Street Bank and Trust Company, as
              amended on September 19, 1988 (filed as Exhibit 4(b) to Form 8-K
              Report dated September 6, 1988) as amended by the following:
              Amendment No. 2 dated October 3, 1988 (filed as Exhibit 10 to
              Schedule 14D-9 Amendment No. 2 dated October 4, 1988), Amendment
              No. 3 dated October 18, 1988 (filed as Exhibit 15 to Schedule
              14D-9 Amendment No. 2 dated October 19, 1988), Amendment No. 4 dated November 1, 1988,



              (filed as Exhibit 4(d) to the 1989 10-K) and Amendment No. 5 dated as of November 17, 1988 (filed as Exhibit 2 to Amendment
              No. 1 to Form 8-A, dated November 18, 1988).

(4)(d)        Certificate of Designation, Preferences and Rights of Non-Voting        *
              Convertible Preferred Stock of Nantucket Industries, Inc. (filed as Exhibit 4 to Form 8-K Current Report dated March 22, 1994 (the
              "1994 8-K").

(4)(e)        Common Stock Purchase Agreement dated as of August 18, 1994 by          *
              and among Registrant, Guess ?, Inc., the Maurice Marciano 1990
              Children's Trust, the Paul Marciano Trust u/t/d 2/20/86, the
              Armand Marciano Trust u/t/d 2/20/86 and The Samberg Group, L.L.C.
              (filed as Exhibit 4(d) to Form 8-K dated August 19, 1994).

(4)(f)        Common Stock and Convertible Subordinated Debenture Purchase            *
              Agreement dated as of August 13, 1996 by and among Nantucket
              Industries, Inc. and NAN Investors, L.P. (filed as Exhibit 4(f)
              to the Form 8-K dated August 15, 1996).

(4)(g)        Sixth Amendment dated as of August 15, 1996 to that certain             *
              Rights Agreement dated as of September 6, 1988 between Nantucket
              Industries, Inc., and State Street Bank & Trust Company (filed as
              Exhibit 4(g) to the Form 8-K dated August 15, 1996).

(9)           Voting Trust Agreement by and among the Samberg Group, L.L.C.,          *
              George Gold, Donald Gold, Stephen Samberg, Stephen Sussman,
              Robert Polen, Ray Wathen, Nantucket Industries, Inc., Robert
              Rosen and Joseph Mazzella dated as of March 21, 1994 (filed as
              Exhibit 99(b) to 1994 8-K).

(10)(a)       Nantucket Industries, Inc. Savings Plan effective June 1, 1988 by       *
              and between the Registrant and George Gold and Donald Gold as
              Trustees, Amendment No. 1 thereto dated June 22, 1990 and
              Amendment No. 2 thereto dated November 19, 1990 (filed as Exhibit
              (10)(a) to Form 10-K Report for the fiscal year ended February
              29, 1992 (the "1992 10-K")).

(10)(b)       Incentive Stock Option Plan (filed as Exhibit10(d) to the 1988          *
              10-K).



(10)(c)       1988 Nantucket Industries, Inc. Nonstatutory Stock Option Plan          *
              (filed as Exhibit 10(c) to the 1989 10-K).

(10)(e)(i)    Trademark Agreement between Registrant and Faberge, Incorporated        *
              dated November 1, 1980 ("Trademark Agreement") regarding the trademarks "Faberge" and "BRUT" for use with men's and boy's underwear and bathing suits (filed as Exhibit 10(g)(i) to 1987
              10-K); Amendment dated November 16, 1982 regarding the trademark
              "BRUT 33" (filed as Exhibit 10(m) to 1983 S-1); Letter dated
              August 24, 1983 from Faberge to Registrant with respect to renewal of the Trademark Agreement for an additional five year period (filed as Exhibit 10(g)(iii) to 1987 10-K); Amendment dated May 6, 1983 regarding the trademarks "BRUT Medallion
              Design" and "Brut Royale" (filed as Exhibit 10(k)(ii) to 1983
              S-1; Amendment dated December 5, 1983 (filed as Exhibit 10(g)(iv)
              to the Form 10-K Report for the fiscal year ended March 3, 1984
              (the "1984 10-K"); Amendment dated October 31, 1984 (filed as
              Exhibit 10(g)(xiii) to the Form 10-K Report for the fiscal year ended March 2, 1985 (the "1985 10-K")); Amendment dated March 14,
              1986 extending license to include swimwear tops (filed as Exhibit
              10(g)(v) to the 1986 10-K; Amendment dated April 25, 1984 (filed as Exhibit 10(g)(v) to the 1984 10-K); Letter dated December 31,
              1987, extending term of Trademark Agreement for an additional five year period and deleting men's and boy's bathing suits from coverage (filed as Exhibit 10(g)(iii) to the 1988 10-K);
              extension dated February 24, 1989, extending expiration date of the Trademark Agreement to February 28, 1998 (filed as Exhibit
              10(e)(ii) to the 1989 10-K).

(10)(e)(ii)   Intentionally Omitted.

(10)(e)(iii)  License Agreement between the Company and BRITTANIA Sportswear,         *
              Ltd. (subsidiary of Levi Strauss) dated September 6, 1988 for the manufacture and sale of men's and ladies' underwear under the
              "BRITTANIA" trademark (filed as Exhibit 19 to Form 10-Q for the
              Quarter ended August 27, 1988).



(10)(e)(iv)   License Agreement between the Company and BRITTANIA Sportswear,         *
              Ltd. (subsidiary of Levi Strauss) dated December 31, 1991 for the manufacture and sale of men's and ladies' underwear under the
              "BRITTANIA" trademark (filed as Exhibit 10(e)(iv) to Form 10-K for the fiscal year ending February 26, 1994.

(10)(e)(v)    Amendment dated January 31, 1996 to License Agreement between the       *
              Registrant and BRITTANIA Sportswear, Ltd. (subsidiary of Levi
              Strauss) for the manufacture and sale of men's and ladies'
              loungewear under the "BRITTANIA" trademark.

(10)(e)(vi)   Intentionally omitted.

(10)(e)(vii)  License Agreement between the Company and Brittania Sportswear          *
              Limited, a subsidiary of Levi Strauss & Co. effective as of
              January 1, 1997, extending the Company's license through December
              31, 1999, for the manufacture and sale of men's underwear and loungewear under the "BRITTANIA" trademark (filed as Exhibit
              10(e)(iii) to the Form 10-Q for the quarter ended August 31,
              1996).

(10)(f)       Modification and Extention of Lease dated November 30, 1982             *
              between Registrant and Satti Development Corp. (filed as Exhibit
              10(1) to the 1983 10-K);(i) amendment dated February 16,
              1988extending term of lease through April 30, 1993 (filed as
              Exhibit 10(h) to the 1988 10-K);(ii) amendment dated August 15,
              1991 expanding demised premises, extending term of lease through
              May 31, 1997 and modifying annual rental (filed as Exhibit
              10(f)(ii) to 1992 Form 10-K).

10(f)(i)      Intentionally omitted.

(10)(g)       Promissory Notes from George J. Gold and Donald D. Gold to              *
              Registrant (filed as Exhibit 10(s) to 1983 S-1).

(10)(h)       Intentionally omitted.

(10)(i)       Amended and Restated Credit Agreement dated December 8, 1989,           *
              between Registrant and Manufacturers Hanover Trust



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

                (i) First Amendment dated August 1, 1990to Loan Agreement
              between Registrant and MHTC (filed as Exhibit 10(i)(i) to the Form 10-K Report for the fiscal year ended March 2, 1991);

               (ii) Second Amendment and Waiver dated as of May 23, 1991 to
              Loan Agreement between Registrant and MHTC (filed as Exhibit
              (10)(i)(ii) to the 1992 Form 10-K);

              (iii) Fifth Amendment and Waiver dated as of February 22, 1993, to Amended and Restated Credit Agreement dated as of December 8,
              1989, between the Registrant and Chemical Bank, as successor by merger to MHTC (filed as Exhibit (iii) to the Form 8-K dated
              March 4, 1993);

               (iv) Sixth Amendment and Waiver datedas of March 4, 1993, to
              Amended and Restated Credit Agreement (filed as Exhibit 10(k)(iv) to 1993 10-K).

(10)(j)(i)    Revolving Credit Agreement dated as ofDecember 30, 1993 by and          *
              between Chemical Bank, Nantucket Industries, Inc., Nantucket
              Mills, Inc. and Nantucket Management Corporation (the "Credit
              Agreement") (filed as Exhibit 10(j)(i) to the 1994 Form 10-K).

10(j)(ii)     First Amendment to Credit Agreement dated as of February 28, 1994       *
              by and betweenChemical Bank, Nantucket Industries, Inc.,
              Nantucket Mills, Inc. and Nantucket Management Corporation (filed as Exhibit 10(j)(ii) to the 1994 10-K).

(10)(j)(iii)  Second Amendment to Credit Agreement dated as of March 17, 1994         *
              by and between Chemical



              Bank, Nantucket Industries, Inc., Nantucket Mills, Inc. and
              Nantucket Management Corporation (filed as Exhibit 10(j)(iii) to the 1994 10-K).

(10(k)        Intentionally omitted.

(10)(n)       Intentionally omitted.

(10)(o)       Intentionally omitted.

(10)(q)       Intentionally omitted.

(10)(s)       Intentionally omitted.

(10)(t)       Intentionally omitted.

(10)(u)       Intentionally omitted.

(10)(v)       Sublicense Agreement dated November 20, 1991 by and among Dawson        *
              Consumer Products, Inc., Registrant and PGH Company regarding the use of the trademark "Adolfo" on men's high fashion underwear briefs (filed as Exhibit (10)(v) to the 1992 Form 10-K).

(10)(w)       Sublicense Agreement dated October 16, 1992 by and among Salant         *
              Corporation, Dawson Consumer Products, Inc. and the Registrant
              regarding the use of the trademark "John Henry" on men's high fashion underwear briefs (filed as Exhibit (10)(w) to the 1992
              Form 10-K).

(10)(x)       Employment Agreement dated May 26, 1992 by and between the              *
              Registrant and Stephen P. Sussman (filed as Exhibit 10(x) to the
              Form 10Q Report for November 28, 1992) as amended by the Amendment dated August 8, 1994 (filed as Exhibit 99(a) to Form 8-K dated
              August 19, 1994).

(10)(x)(i)    Amendment No. 2 dated August 9, 1996 to that certain Employment         *
              Agreement dated as of May 26, 1992 by and between Nantucket
              Industries, Inc. and Stephen P. Sussman (filed as Exhibit 99(a)
              to the Form 8-K dated August 15, 1996).

(10)(y)       Intentionally omitted.

(10)(z)(i)    Intentionally omitted.



(10)(z)(ii)   Amended and Restated Employment Agreement by and between                *
              Nantucket Industries, Inc. and Stephen M. Samberg (filed as
              Exhibit 10(z)(ii) to the 1994 Form 10-K) as amended by the
              Amendment dated August 8, 1994 (filed as Exhibit 99(c) to Form
              8-K dated August 19, 1994).

(10)(z)(iii)  Amendment No. 2 dated August 9, 1996 to that certain Employment         *
              Agreement dated as of March 18, 1994 by and between Nantucket
              Industries, Inc. and Stephen M. Samberg (filed as Exhibit 99(c)
              to the Form 8-K dated August 15, 1996).

(10)(aa)      License Agreement dated October 5, 1992 between Cluett Peabody &        *
              Co., Inc. and Registrant with respect to the ARROW trademark
              (filed as Exhibit 2 to Form 10Q Report for November 28, 1992).

(10)(bb)      License Agreement dated December 9, 1992 between GUESS?, Inc. and       *
              Registrant with respect to the GUESS? trademark (filed as Exhibit
              3 to Form 10Q Report for November 28, 1992).

(10)(cc)      Registrant's 1992 Long-Term Stock Option Plan (filed as Exhibit 4       *
              to Form 10Q Report for November 28, 1992).

(10)(dd)      Registrant's 1992 Executive Performance Benefit Plan (filed as          *
              Exhibit 5 to Form 10Q for November 28, 1992).

(10)(ee)      Management Agreement made as of January 1, 1993 by and between          *
              Nantucket Management Corp. (a subsidiary of Registrant) and
              Registrant (filed as Exhibit 10(ee) to 1993 10-K).

(10)(ff)      License Agreement dated December 21, 1992 between Registrant and        *
              McGregor Corporation with respect to the Botany 500 Trademark
              (filed as Exhibit 10(ff) to 1993 10-K).

(10)(ff)(i)   Letter Agreement dated July 10, 1995 amending License Agreement         *
              between the Registrant and McGregor Corporation with respect to the Botany 500 Trademark (filed as Exhibit 10(ff) to 1993 10-K.

(10)(gg)      Severance Agreement dated as of March 18, 1994 by and among             *
              Nantucket Industries George J. Gold and Donald Gold (filed as



              Exhibit 10(gg)(i) to the Form 10K Report for the fiscal year ended February 25, 1995). (Filed as Exhibit 10(gg) to the 1994
              Form 10-K) as amended by the Amendment dated August 17, 1994
              (filed as Exhibit 99(b) to Form 8-K dated August.

(10)(gg)(i)   Letter dated February 28, 1995 amending Severance Agreement by          *
              and among Registrant, George J. Gold and Donald D. Gold (filed as
              Exhibit 10(gg)(i) to the Form 10-K Report for the fiscal year ended February 25, 1995).

(10)(gg)(ii)  Third Amendment dated August 9, 1996 to that certain Severance          *
              Agreement dated as of March 18, 1994 by and among Nantucket
              Industries, Inc. George J. Gold and Donald D. Gold (filed as
              Exhibit 99(b) to the Form 8-K dated August 15, 1996).

(10)(hh)      Agreement dated as of March 1, 1994 by and among the Samberg            *
              Group, L.L.C., George J. Gold, Donald D. Gold, Stephen M.
              Samberg, Stephen P. Sussman, Robert Polen, Raymond L. Wathen and
              Nantucket Industries, Inc. (filed as Exhibit 10(hh) to the 1994
              Form 10-K).

(10)(ii)      Loan and Security Agreement by and between Nantucket Industries,        *
              Inc. and Congress Financial Corp. dated as of March 21, 1994
              (filed as Exhibit 99(b) to 1994 8-K).

(10)(ii)(i)   Amendment No. 2 dated July 31, 1996, to Loan and Security               *
              Agreement dated as of March 21, 1994, among Nantucket Industries,
              Inc. and Congress Financial Corp. (filed as Exhibit 99(o) to the
              Form 8-K dated August 15, 1996).

(10)(ii)(ii)  Amendment No. 3 dated August 15, 1996, to Loan and Security             *
              Agreement dated as of March 21, 1994, among Nantucket Industries,
              Inc. and Congress Financial Corp. (filed as Exhibit 99(p) to the
              Form 8-K dated August 15, 1996).

(10)(jj)      Guaranty by Nantucket Mills, Inc. in favor of Congress Financial        *
              Corp. dated as of March 21, 1994 (filed as Exhibit 99(c) to 1994
              8-K).

(10)(kk)      General Security Agreement by Nantucket Mills, Inc. in favor of         *
              Congress Financial Corp. dated as of March 21, 1994 (filed as
              Exhibit 99(d) to 1994 8-K).

(10)(ll)      Guarantee of Nantucket Management Corporation in favor of               *



              Congress Financial Corp. dated as of March 21, 1994 (filed as
              Exhibit 99(e) to 1994 8-K).

(10)(mm)      General Security Agreement by Nantucket Management Corporation          *
              in favor of Congress Financial Corp. dated as of March 21, 1994
              (filed as Exhibit 99(f) to 1994 8-K).

(10)(nn)      Amended and Restated Credit Agreement by and among Chemical Bank,       *
              Nantucket Industries, Inc., Nantucket Mills, Inc. and Nantucket
              Management Corporation dated as of March 21, 1994 (filed as
              Exhibit 99(g) to 1994 8-K) and amended by the Amendment dated as of August 18, 1994 (filed as Exhibit 99(e) to the Form 8-K dated
              August 19, 1994).

(10)(oo)      Amended and Restated Security Agreement by and between Nantucket        *
              Industries, Inc. and Chemical Bank dated as of March 21, 1994
              (filed as Exhibit 99(h) to 1994 Form 8-K).

(10)(pp)      Amended and Restated Security Agreement by and between Nantucket        *
              Mills, Inc. and Chemical Bank dated as of March 21, 1994 (filed as
              Exhibit 99(i) to 1994 8-K).

(10)(qq)      Security Agreement by and between Management Corporation and            *
              Chemical Bank dated as of March 21, 1994 (filed as Exhibit 99(j)
              to 1994 8-K).

(10)(rr)      Deed to Secure Debt, Security Agreement and Assignment of Leases        *
              and Rents by Nantucket Industries, Inc. to Chemical Bank dated as of June 8, 1994 (filed as Exhibit 10(ss) to the 1994 Form 10-K).
              and Assignment of Leases and Rents by Nantucket Industries, Inc.
              to Congress Financial Corporation dated June 8, 1994 (filed as
              Exhibit 10(rr) to the 1994 Form 10-K).

(10)(ss)      Deed to Secure Debt, Security Agreement and Assignment of Leases        *
              and Rents by Nantucket Industries, Inc. to Chemical Bank dated as of June 8, 1994 (filed as Exhibit 10(ss) to the 1994 Form 10-K).

(10)(tt)      Employment Agreement dated November 23, 1994 by and between             *
              Registrant and Raymond L. Wathen (filed as Exhibit 10(tt) to Form
              10-K Report for the fiscal year ended February 25, 1995).



(10)(tt)(i)   Amendment to Employment Agreement entered into as of January 1,         *
              1996 between Registrant and Raymond L. Wathen.

(10)(uu)      Employment Agreement dated July 1, 1994 by and between Registrant       *
              and Ronald S. Hoffman (filed as Exhibit 10(uu) to Form 10-K
              Report for the fiscal year ended February 25, 1995).

(10)(uu)(i)   Letter Agreement dated June 12, 1995 between Registrant and             *
              Ronald S. Hoffman, extending the term of his employment to June
              30, 1996.

(10)(uu)(ii)  Letter Agreement dated August 9, 1996 between Registrant and            *
              Ronald S. Hoffman amending the change of control provision in his employment agreement (filed as Exhibit 99(e) to the Form 8-K dated August 15, 1996).

(10)(uu)(iv)  Letter Agreement dated as of June 30, 1996 between Registrant and       *
              Ronald S. Hoffman, extending the term of his employment to June
              30, 1997 (filed as Exhibit 99(j) to the Form 8-K dated August 15,
              1996).

(10)(vv)      Employment Agreement dated as of January 1996 by and between            *
              Registrant and Joseph Visconti.

(10)(vv)(i)   Amendment dated August 9, 1996 to that certain Employment               *
              Agreement dated as of January 1, 1996 by and between Nantucket
              Industries, Inc. and Joseph Visconti (filed as Exhibit 99(d) to the Form 8-K dated August 15, 1996).

(10)(ww)      First Amendment, dated as of December 15, 1995 to Amended and           *
              Restated Credit Agreement dated as of March 21, 1994, among
              Nantucket Industries, Inc. and its subsidiaries and Chemical Bank
              (filed as Exhibit (10)(vv) to Form 10-Q Report for the quarter ended November 25, 1995.



(10)(xx)      Complaint filed on March 7, 1997 with Superior Court of                 *
              California for the County of San Francisco C.A. No. 985160,
              Nantucket Industries, Inc. v. Levi Strauss & Co., and Brittania
              Sportswear Limited (filed as Exhibit 99(q) to the Form 8-K dated
              March 7, 1997).

(10)(zz)      Press Release dated March 10, 1997 (filed as Exhibit 99(r) to the       *
              Form 8-K dated March 7, 1997).


(c) SUBSIDIARIES OF THE COMPANY

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


                              NANTUCKET INDUSTRIES, INC.

May 22, 1997                  By:  \s\ Stephen M. Samberg
                                  ----------------------------------------------
                                   Stephen M. Samberg, Chairman of the Board and
                                   Chief Executive Officer/
                                   (principal executive officer)

May 22, 1997                  By:  \s\ Ronald S. Hoffman
                                  ----------------------------------------------
                                   Ronald S. Hoffman, Vice President-Finance and
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


May 22, 1997                 \s\ Stephen M. Samberg
                             ---------------------------------------------
                             Stephen M. Samberg, Chairman of the Board and
                             Chief Executive Officer


May 22, 1997                 \s\ Joseph Visconti
                             ---------------------------------------------
                             Joseph Visconti, President and  Director


May 22, 1997                 \s\ Ronald S. Hoffman
                             ---------------------------------------------
                             Ronald S. Hoffman, Vice President-Finance and
                             Chief Financial Officer, Secretary and Director


May 22, 1997
                             ---------------------------------------------
                             Warren C. Cole, Director


May 22, 1997                 \s\ Donald D. Gold
                             ---------------------------------------------
                             Donald D. Gold, Director


May 22, 1997
                             ---------------------------------------------
                             George J. Gold, Director


May 22, 1997                 \s\ Kenneth Klein
                             ---------------------------------------------
                             Kenneth Klein Director


May 22, 1997                 \s\ Robert M. Rosen
                             ---------------------------------------------
                             Robert M. Rosen, Director


May 22, 1997
                             ---------------------------------------------
                             Roger Williams, Director

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


GRANT THORNTON


New York, New York
April 25, 1996

                               NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS


                                                                           March 1,        March 2,
                                                                             1997            1996
                                                                         ------------    ------------
                     ASSETS


CURRENT ASSETS
  Cash                                                                        $7,941         $15,085
  Accounts receivable, less reserves of $149,000 and
    $40,000, respectively (Note 7)                                         5,872,734       4,417,033
  Inventories (Notes 5 and 7)                                              7,826,440      10,156,639
  Other current assets                                                       506,171         729,145
                                                                        ------------     -----------
     Total current assets                                                 14,213,286      15,317,902

PROPERTY, PLANT AND EQUIPMENT - NET (Notes 6 and 7)                        3,204,037       3,498,825

OTHER ASSETS - NET                                                           645,880          38,413
                                                                        ------------     -----------
                                                                         $18,063,203     $18,855,140
                                                                        ------------     -----------
                                                                        ------------     -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt (Note 7)                              510,864       1,275,000
  Accounts payable                                                         1,081,133       1,721,852
  Accrued salaries  and employee benefits                                    348,361         383,595
  Accrued unusual charge (Note 4)                                            465,000         465,000
  Accrued expenses and other liabilities                                     530,850         392,789
  Accrued royalties                                                          368,860         249,792
  Income taxes payable (Note 8)                                                1,909           2,934
                                                                        ------------     -----------
     Total current liabilities                                             3,306,977       4,490,962

LONG-TERM DEBT (Note 7)                                                   8,566,011       8,428,782

ACCRUED UNUSUAL CHARGE (Notes 4 and 10)                                     270,868         678,879

CONVERTIBLE SUBORDINATED DEBT (Note 3)                                    2,760,000           -
                                                                        ------------     -----------
                                                                         14,903,856      13,598,623

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 3 and 9)
  Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting
    convertible with liquidating preference of $200 per share                   500             500
    and are issued and outstanding
  Common stock, $.10 par value; authorized 20,000,000 shares;
    issued 3,241,848 at March 1, 1997 and 2,991,848 at March 2, 1996        324,185         299,185
  Additional paid-in capital                                             12,364,503      11,556,386
  Deferred issuance cost                                                   (183,772)          -
  Accumulated deficit                                                    (9,326,132)     (6,579,617)
                                                                        ------------     -----------
                                                                          3,179,284       5,276,454

Less 3,052 shares at March 1, 1997 and March 2, 1996
  of common stock held in treasury, at cost                                  19,937          19,937
                                                                        ------------     -----------
                                                                          3,159,347       5,256,517
                                                                        ------------     -----------
                                                                         18,063,203      18,855,140
                                                                        ------------     -----------
                                                                        ------------     -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Year ended
                                            ----------------------------------------------
                                               MARCH 1,        March 2,      February 25,
                                                 1997            1996            1995
                                            ------------    ------------    --------------
Net sales                                   $30,394,409     $35,060,136     $37,015,167
Cost of sales                                24,395,054      26,732,017      29,953,922
                                            ------------    ------------    ------------

     Gross profit                             5,999,355       8,328,119       7,061,245

Selling, general and administrative
  expenses                                    7,546,341       7,554,057       7,759,955
Unusual (credit) charge (Note 4)                   -           (300,000)      1,252,400
                                            ------------    ------------    ------------

     Operating profit (loss)                 (1,546,986)      1,074,062      (1,951,110)

Interest expense                              1,199,529       1,313,544       1,195,541
                                            ------------    ------------    ------------

     Loss before income taxes                (2,746,515)       (239,482)     (3,146,651)

Income taxes (Note 8)                                -               -               -
                                            ------------    ------------    ------------

        Net loss                            ($2,746,515)      ($239,482)    ($3,146,651)
                                            ------------    ------------    ------------
                                            ------------    ------------    ------------

Net loss per share                               ($0.91)         ($0.08)         ($1.15)
                                            ------------    ------------    ------------
                                            ------------    ------------    ------------

Weighted average common shares outstanding    3,124,785       2,984,955       2,742,520
                                            ------------    ------------    ------------
                                            ------------    ------------    ------------

The accompanying notes are an integral part of these statements.

                                     Nantucket Industries, Inc. and Subsidiaries

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            Years ended March 1, 1997, March 2, 1996 and February 25, 1995

                                          Preferred stock
                                           designated as
                                       non-voting convertible        Common stock        Additional     Deferred
                                       ----------------------      ------------------     paid-in       Issuance
                                       Shares          Amount      Shares      Amount      Capital        Costs
                                       ------          ------      ------      ------    ----------     ---------
Balances at February 26, 1994                                    2,991,848    $299,185   $10,577,398

Net loss

Issuance of Preferred stock             5,000          500                                   999,500

Sale of treasury stock                                                         294,952

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms
                                      -------      -------       ---------     -------    ----------    ---------
Balances at February 26, 1995           5,000          500       2,991,848     299,185    11,576,898

Net loss

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms                                                                         (20,512)
                                      -------      -------       ---------     -------    ----------    ---------
Balances at March 2, 1996               5,000          500       2,991,848     299,185   $11,556,386

Net loss
Common stock issued (Note 3)                                       250,000      25,000       808,117      183,772
                                      -------      -------       ---------     -------    ----------    ---------
Balances at March 1, 1997               5,000         $500       $3,241,84    $324,185   $12,364,503    ($183,772)
                                      -------      -------       ---------     -------    ----------    ---------
                                      -------      -------       ---------     -------    ----------    ---------

                                         Retained            Treasury stock
                                         earnings        ----------------------
                                         (deficit)       Shares          Amount            Total
                                         ---------       ------          ------            -----
Balances at February 26, 1994          ($2,898,532)     503,052      ($3,281,442)       $4,696,609

Net loss                                (3,146,651)                                     (3,146,651)

Issuance of Preferred stock                                                              1,000,000

Sale of treasury stock                                 (490,000)       3,196,303         2,901,351

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms                                     (2,500)          13,750            13,750
                                        ----------      -------        ---------         ---------
Balances at February 26, 1995           (6,340,135)      10,552          (71,389)        5,465,059

Net loss                                  (239,482)                                       (239,482)

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms                                     (7,500)          51,452            30,940
                                        ----------      -------        ---------         ---------
Balances at March 2, 1996              ($6,579,617)       3,052         ($19,937)       $5,256,517

Net loss                                (2,746,515)                                     (2,746,515)
Common stock issued (Note 3)                                                               649,345
                                        ----------      -------        ---------         ---------
Balances at March 1, 1997              ($9,326,132)       3,052         ($19,937)       $3,159,347
                                        ----------      -------        ---------         ---------
                                        ----------      -------        ---------         ---------


                The accompanying notes are an integral part of these statements.


                             Nantucket Industries, Inc. and Subsidiaries

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended
                                                               ------------------------------------------
                                                                March 1,        March 2,      February 25,
                                                                  1997            1996            1995
                                                               ----------      ----------      ----------
Cash flows from operating activities
  Net loss                                                    ($2,746,515)      ($239,482)    ($3,146,651)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization                               361,425         365,342         393,148
      Provision for doubtful accounts                              32,000         120,000          90,000
      Gain on sale of fixed assets                                (44,496)             -               -
      Unusual (credit) charge                                          -         (300,000)      1,091,929
      Treasury stock issued in compliance with credit                  -           30,190          13,750
      Provision for obsolete and slow moving inventor             415,000         452,590         688,510
      (Increase) decrease in assets
        Accounts receivable                                    (1,487,701)      1,935,115      (1,633,875)
        Refundable income taxes                                        -               -          558,000
        Inventories                                             1,915,199         374,967      (1,373,776)
        Other current assets                                      283,886          30,909        (221,991)
      (Decrease) increase in liabilities
        Accounts payable                                         (497,380)       (684,137)     (1,287,921)
        Accrued expenses and other liabilities                    221,895        (543,519)     (1,010,199)
        Income taxes payable                                       (1,025)            294          (7,544)
        Accrued unusual charge                                   (408,011)       (379,451)       (691,670)
                                                               ----------      ----------      ----------
      Net cash (used in) provided by operating activities      (1,955,723)     (1,162,818)     (6,538,290)
                                                               ----------      ----------      ----------

Cash flows from investing activities
  Additions to property, plant and equipment                     (152,516)        (97,296)       (388,011)
  Proceeds from sale of fixed assets                               33,756              -               -
  (Increase) decrease in other assets                            (396,838)        129,781         244,130
                                                               ----------      ----------      ----------
      Net cash (used in) provided by investing activities        (515,598)         32,485        (143,881)
                                                               ----------      ----------      ----------

Cash flows from financing activities
  Payments of previous line of credit agreement                        -               -        5,090,294
  Borrowings (repayments) under line of credit agreement          173,093      (1,013,017)      8,307,245
  Payments of short-term debt                                    (800,000)             -               -
  Issuance of convertible subordinated debentures, net
     of expenses (Note 3)                                       2,351,084              -               -
  Payments of long-term debt and capital lease obligations             -         (200,000)     (1,000,000)
  Issuance of common stock (Note 3)                               740,000              -               -
  Issuance of convertible preferred stock                              -               -        1,000,000
  Net proceeds from sale of treasury stock                             -              750       2,901,351
                                                               ----------      ----------      ----------
      Net cash provided by (used in) financing activities       2,464,177      (1,212,267)      6,118,302

        NET DECREASE IN CASH                                      ($7,144)       ($16,964)      ($563,869)



Cash at beginning of period                                        15,085          32,049         595,918
                                                               ----------      ----------      ----------

Cash at end of period                                              $7,941         $15,085         $32,049
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                    1,173,981       1,320,046       1,708,384
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------

    Income taxes                                                       -               -               -
                                                               ----------      ----------      ----------
                                                               ----------      ----------      ----------

The accompanying notes are an integral part of these statements

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995

NOTE 1-RESTRUCTURING AND LIQUIDITY MATTERS

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 12, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd.. a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company has filed a $37 million lawsuit against Levi Strauss & Co. In addition, these financial statements reflect significant losses in recent years which have generally resulted in the Company using rather than providing cash from its operations.

    As a result of the the Brittania matter and the continuing losses there can be no assurance that the Company can continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence. There can be no assurance that the ultimate impact or resolution of these matters will not have a materially adverse effect on the Company or on its financial condition.

    In view of the issues described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to maintain the financing of its working capital requirements on a continuing basis and to improve its future operations.

    The Company has funded its operating losses by refinancing its debt in fiscal 1995 and increasing its capital through (a) the sale of $1 million of non-voting convertible preferred stock to management (Note 9) in fiscal 1995; (b) the fiscal 1995 sale of treasury stock which increased equity by $2.9 million. and (c) the completion, in August, 1996 a $3.5 million private placement (Note 3).

    The Company has been implementing a restructuring strategy to improve operating results and enhance its financial resources which included reducing costs, streamlining its operations and closing its Puerto Rico plant. In addition Management has implemented additional steps to reduce its operating costs which it believes are sufficient to provide the Company with the ability to continue in existence.. Major elements of these action plans include:

         The transfer of all domestic manufacturing requirements to foreign manufacturing contracting facilities. The final phase of this program will be completed by the middle of the 1998 fiscal year.

         Staff reductions associated with the transfer of manufacturing to offshore contractors, efficiencies and reduced volume.

         The relocation of executive offices and showrooms, upon the expiration of the current lease in May, 1997, to more appropriate facilities.

    Management believes these action plans will result in a $2.5 million reduction from fiscal 1997 overhead spending levels.

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY

    Nantucket Industries, Inc. and its wholly-owned subsidiaries (the "Company") designs and distributes throughout the United States men's branded and private label fashion undergarments to mass merchandisers and national chains. In addition, the Company designs and distributes to department and specialty stores GUESS? innerwear for women.

    For the current fiscal year, sales to the Company's largest customer accounted for 40% of net sales and 40% and 43%, respectively, for the two prior fiscal years. As described in Note 12, this customer has advised the Company that, in light of the announcement by Levi Strauss & Co. of its desire to sell its Brittania subsidiary, the customer would no longer continue its on-going commitment to the Brittania trademark Sales to the second largest customer in the current fiscal year were 19% of net sales and 21% and 17%, respectively, for the two prior fiscal years. Sales in the current fiscal year to the Company's third largest customer represented 18% of net sales and 13% and 12% respectively for the two prior fiscal years.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Nantucket Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    ACCOUNTS RECEIVABLE

    An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts. Substantially all receivables are either insured up to 80% of the outstanding balance, subject to certain deductibles or are subject to factoring arrangements which guarantee payment.

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

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Equipment under lease is stated at the present value of the minimum lease payments at the inception of the lease. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets as follows:

                      ------------------------------------------
                                                           Years
                      ------------------------------------------

                      Buildings and improvements         20 - 40
                      Machinery and equipment             3 - 10
                      Furniture and fixtures                  10

                      ------------------------------------------

    OTHER ASSETS

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995


    Other long-term assets consist primarily of capitalized loan origination costs. These costs are being amortized over the term of the related credit agreements.


    STOCK OPTIONS

    In fiscal 1997 , the Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. As described in Note 9, the Company has granted stock options for a fixed number of shares to employees and officers at an exercise price at the market value of the shares on the date of grant. Accordingly, as permitted by SFAS 123, the Company has elected to continue to account for stock option grants in accordance with APB No. 25 and recognizes no compensation expense for these grants.

    INCOME TAXES

    The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes arise as a result of differences between financial statement and income tax reporting.

    NET LOSS PER COMMON SHARE

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this standard will not have any impact on the disclosure of per share results in the financial statements.

    Net loss per common share is computed by dividing net income (loss) by weighted average common shares outstanding during each year. Incremental shares from assumed conversions relating to Convertible Subordinated Debentures, Stock Options and Warrants are not included since the effect would be antidilutive.

    FISCAL YEAR

    The Company's fiscal year ends on the Saturday nearest to February 28. The year ended March 1, 1997 had 52 weeks and the fiscal years ended March 2, 1996 and February 25, 1995 contained 53 and 52 weeks respectively.

    RECLASSIFICATION

    Certain prior year amounts have been reclassified in order to conform to the current year's presentation.







    USE OF ESTIMATES

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995


    In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    IMPAIRMENT OF LONG-LIVED ASSETS

    In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts carrying amount of the respective assets if the expected future undiscounted cash flows is less than the book value. No impairment loss was required in fiscal years 1997 and 1996.

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

NOTE 3 - PRIVATE PLACEMENT

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

    The difference between the purchase price of the shares issued and their fair market value on August 15, 1996 aggregated $197,500. This was reflected as deferred issue costs and will be amortized over the expected 5 year term of the subordinated convertible debentures.

    Costs associated with this private placement aggregated $409,000 including $104,000 related to the shares issued which have been charged to paid in capital. The remaining balance of $305,000 will be amortized over the 5 year term of the debentures.

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995




NOTE 4 - UNUSUAL (CREDIT) CHARGE

    In November, 1992, the Company acquired a manufacturing facility in Puerto Rico, Phoenix Associates, Inc., pursuant to a stock purchase agreement. Phoenix had been an exclusive contractor for the Company, manufacturing many of the Company's product lines. A portion of the purchase price was subordinated debt payable to the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the Company discovered an inventory variance of $1,700,000, principally attributable to unrecorded manufacturing and material cost variance at the Puerto Rico facility, which were incurred prior to the Company's acquisition of this facility. In connection with the acquisition of the Puerto Rico facility, the Company initiated an action against the former owners of that facility as more fully described in Note 10. In fiscal 1996, the Company concluded that its counterclaims against the former owners of Phoenix, the holder of the subordinated debt payable, are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote. Accordingly, in fiscal 1996 the Company eliminated this payable and reflected such reduction as an unusual credit in the accompanying financial statements.

    In fiscal 1994, the Company provided over $5 million for the costs associated with the shutdown of the Puerto Rico facility's as an unusual charge. The Puerto Rico facility shutdown was completed in July, 1994. A final assessment associated with this closing required additional write-offs, reflected as an unusual charge of $1,252,400 in fiscal 1995.

    Simultaneously in fiscal 1994, the Company terminated the employment contracts of its Chairman and Vice-Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance and other benefits, through February 28, 1999. The present value of these payments was accrued at February 26, 1994.

Through March 1, 1997, payments of the unusual charges aggregated $1,639,000; $460,000 associated with the shutdown of the Puerto Rico facility and $1,179,000 representing payments against the present value of the termination payments to the former Chairman and Vice Chairman.

NOTE 5 - INVENTORIES

    Inventories are summarized as follows:

           ---------------------------------------------------------
                                       March 1, 1997  March 2, 1996
           ---------------------------------------------------------
            Raw Materials               $ 1,368,823    $ 1,308,694
            Work in Process               2,857,238      5,709,573
            Finished goods                3,600,379      3,138,372

                                         $7,826,440    $10,156,639
           ---------------------------------------------------------

    Inventory valuation allowances and write-downs approximating $415,000 and $453,000 were provided for the years ended March 1, 1997 and March 2, 1996, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995


    Property, plant, and equipment are summarized as follows:

    ---------------------------------------------------------------------
                                           March 1, 1997   March 2, 1996
    ---------------------------------------------------------------------
     Land                                    $   83,757      $   83,757
     Buildings and improvements               3,156,813       3,157,252
     Machinery and equipment                  3,422,993       3,400,628
     Furniture and fixtures                     798,640         800,929
                                              7,462,203       7,442,566
     less-accumulated depreciation           (4,258,166)     (3,943,741)
                                             $3,204,307      $3,498,825
    ---------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT AND NOTES PAYABLE

    REVOLVING CREDIT

    The Company has a $15 million revolving credit facility with Congress Financial Corp. which expires in March, 1998. The revolving credit agreement provides for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 2-3/4% above prime. The agreement requires, among other provisions, the maintenance of minimum working capital and net worth levels and also contains restrictions regarding payment of dividends. Borrowings under the agreement are collateralized by substantially all of the assets of the Company. At March 1, 1997 the Company had excess borrowing availability pursuant to this credit agreement of $425,000.

    In connection with this financing, the Company used $5,090,000 of the proceeds of the revolving credit facility to reduce the balance due to Chemical Bank and simultaneously entered into a $2,000,000 Term Loan Agreement with Chemical Bank. At December 15, 1995 $1,000,000 was outstanding under this loan. Pursuant to an amendment to this agreement, the Company made payments of $100,000 each on December 31, 1995 and January 31, 1996 and agreed to pay the remaining $800,000 in 15 equal installments commencing March 31, 1996. In connection with the $3.5 million private placement concluded in August, 1996 (Note 3), the Company prepaid the outstanding balance of $500,000 in accordance with the terms of this amendment. Pursuant to the agreement, the Company issued 10,000 treasury common shares related to its decision to defer making the mandatory prepayments.

    REAL ESTATE FINANCING

    On June 8, 1994 the Company borrowed $1,500,000 under a separate 10-1/2% five year term loan with Congress Financial Corp. and repaid a $1,700,000 Industrial Revenue Bond financing. This loan is secured by the Company's facility in Cartersville, Georgia.






    ANNUAL MATURITIES

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995



    Annual maturities of long term debt are as follows:

                 February, 1998                           $  510,864
                 February, 1999                            8,286,875
                 February, 2000                              220,000
                 February, 2001                               51,261
                 February, 2002                                7,875
                                                          ----------
                                                          $9,076,875
                                                          ----------

NOTE 8 - INCOME TAXES

    Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax law. Significant components of the Company's deferred taxes at March 1, 1997 and March 2, 1996 are as follows:

                                               1997           1996
    --------------------------------------------------------------------
    Deferred tax assets
    Net operating loss carryforward            $5,471,000     $4,256,000
    Accrued severance                             294,000        460,000
    Excess of tax basis over book basis
    of inventories                                165,000        137,000
    Capitalized inventory costs                   143,000        147,000
    Other                                          43,000         58,000
                                               ----------     ----------
    Total deferred tax assets                  $6,116,000     $5,058,000

    Deferred tax liabilities
    Difference between the book and tax
    basis of property, plant and
    equipment                                     389,000        357,000
                                               ----------     ----------

    Net deferred tax asset                     $5,727,000     $4,701,000
    Less valuation allowance                    5,727,000      4,701,000
                                               ----------     ----------
    Net deferred taxes                              -              -
                                               ----------     ----------
                                               ----------     ----------
    --------------------------------------------------------------------

    The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets which it cannot presently utilize.

    At March 1, 1997, the net operating loss carryforward for book purposes is $14.3 million. For tax purposes, at March 1, 1997, the Company's net operating carryforward was $13.7 million, which, if unused, will expire from 2009 to 2012. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through March 1, 1997 the change in ownership was 46%.

    There was no income tax provision (benefit) for the fiscal years 1997, 1996 and 1995.

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995



    The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

        ----------------------------------------------------------------------
                                               1997        1996       1995
        ----------------------------------------------------------------------
         Computed "expected" provision for
         Federal income taxes                  (35.0)%     (35.0)%    (35.0)%
         Valuation allowance                    35.0        35.0       35.0
                                                ----        ----       ----
         Actual provision for income taxes        -  %        -  %       -  %
                                                 ----        ----       ----
                                                 ----        ----       ----
        ----------------------------------------------------------------------

NOTE 9- STOCKHOLDERS' EQUITY

    STOCK OPTIONS

    The 1992 stock option plan, as amended, provides for the issuance of options to purchase up to 340,000 shares of common stock at the market value at the date of grant. Options are exercisable up to ten years from the date of grant and vest at 20% per year.

    The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized for grants made under the Company's stock option plan. Had compensation cost been determined based on the fair value, as determined in accordance with the requirements of SFAS No. 123, at the date of grant of stock option awards, the increase in the net loss for fiscal 1997, 1996 and 1995 would not be materially impacted. In fiscal 1997, there were no awards of stock options. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

    A summary of option activity for the years ended March 1, 1997, March 2, 1996 and February 25, 1995 is as follows:

        -------------------------------------------------------------
                                        Number of   Weighted Average
                                         Options     Exercise Price
        -------------------------------------------------------------
         Balance, February 27, 1994      120,000         $9.42
            Granted                      180,000         $5.75
            Expired                     (120,000)        $9.42
                                        ---------        -----

         Balance, February 25, 1995      180,000         $5.75
            Granted                       84,000         $3.24
                                        ---------        -----

         Balance, March 2, 1996          264,000         $4.95
            Forfeited                    (11,000)        $3.37
                                        ---------        -----

         Balance, March 1, 1997          253,000         $5.02
                                        ---------        -----
        -------------------------------------------------------------

    At March 2, 1997 the status of outstanding stock options is summarized as follows:

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995

                    ---------------------------------------------
                                      Weighted
                                       average
                                      remaining
                     Exercise        contractual       Shares
                      prices            life         exercisable
                    ---------------------------------------------
                      $3.00           8.8 Years        6,000
                      $3.37           8.7 Years        8,600
                      $5.75           7.7 Years       72,000
                    ---------------------------------------------

    The weighted average fair value at date of grant for those options granted in fiscal 1996 and 1995 was $2.34 and $4.80 respectively. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                           Options Granted in Fiscal Year
                                                 1996         1995

         Dividend Yield                           0%           0%
         Risk-free interest rate                 6.23%        5.82%
         Expected life after vesting period      10 years     10 years
         Expected volatility                     58%          75%

    ISSUANCE OF PREFERRED STOCK

    On March 22, 1994, the Company sold to its Management Group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate and approximate $243,000 at March 1, 1997. Such dividends are convertible into common stock at the rate of $5.00 per share. These shares are redeemable, at the option of the Company, on or after February 28, 1999 and have a liquidation preference of $200 per share.

    ISSUANCE OF TREASURY STOCK

    In connection with the Company's refinancing on March 22, 1994 (Note 7), the Company entered into a $2,000,000 Term Loan Agreement with Chemical Bank. Pursuant to the agreement, the Company issued to Chemical Bank 10,000 treasury common shares, related to mandatory prepayments which were not made.

    STOCKHOLDERS' RIGHTS PLAN

    The Company has a Stockholders' Rights plan which becomes effective when more than 30% of the Company's common shares are acquired by a person or a group. The Company may redeem the rights before such time.



NOTE 10-COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995



    LEASE  COMMITMENTS

    Minimum rental commitments under noncancellable leases (excluding renewal options and escalations) having a term of more than one year are as follows:

             -------------------------------------------------
              Fiscal Year Ending
             -------------------------------------------------
              1998                                   $134,000
              1999                                   $100,000
              2000                                   $101,000
              2001                                   $103,000
              2002                                   $105,000
             -------------------------------------------------

    Rental expense under operating leases, including escalation amounts, was approximately $266,000, $300,000, and $284,000 for the fiscal years ended March 1, 1997, March 2, 1996 and February 25, 1995, respectively.

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

    The aggregate commitment under these agreements at March 1, 1997 is as follows:

             -------------------------------------------------
              Fiscal Year Ending
             -------------------------------------------------
              1998                                   $960,000
              1999                                   $818,000
             -------------------------------------------------

    AGREEMENTS WITH PRINCIPAL STOCKHOLDERS

    On March 1, 1994, in connection with the restructuring described in Note 1, the Company entered into agreements with its two principal stockholders and a group of employees (the "Management Group"). The agreements provide, among other things, for:

         The reimbursement of the principal stockholders, limited to $1.50 per share to the extent that the gross proceeds per share from the sale of common stock by the stockholders during the two-year period beginning September 1, 1994 are less than $5.00 per share. Such guaranty is applicable to a maximum of 160,000 shares sold by such shareholders, subject to reductions under certain circumstances. The principal shareholders sold 157,875 shares including 88,400 at prices below of $5.00 per shares; 42,875 shares in the fiscal year ended March 1, 1997 and 51,275 shares in the

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995



         year ended March 2, 1996 which resulted in a charge in operating results of $12,000 and $36,000, respectively.

         Warrants to purchase up to 157,875 shares of common stock equal to the number of shares sold by the principal stockholders. The exercise price per share of such warrants would equal the gross proceeds per share from the corresponding sale by the principal stockholders. Such warrants expire on February 28, 2000.

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

    TRADEMARK LICENSING AGREEMENTS

    Minimum payments under noncancellable licensing agreements (excluding renewal options) having a term of more than one year as of March 1, 1997, are as follows:

                  Fiscal year ending                      Amount
                  ------------------                    ----------
                     1998                               $1,286,000
                     1999                               $1,334,000
                     2000                                 $760,000
                                                        ----------
                  Total minimum licensing payments      $3,380,000
                                                        ----------

    Royalties to GUESS?, Inc., which owns 23% of the outstanding common stock of the Company, aggregated $294,000 in fiscal 1997, $335,000 in fiscal 1996 and $220,000 in fiscal 1995. The Company has informed GUESS that it will not achieve the minimum net sales of $8 million required, pursuant to the license agreement, for the twelve month period ending May 31, 1997. GUESS has agreed not to terminate the license agreement as of May 31, 1997 and the Company has agreed that GUESS, in its sole and subjective discretion, may terminate the license agreement at any time after December 31, 1997. Minimum licensing payments to GUESS included above for the period subsequent to December 31, 1997 is $1,132,000.

    As described in Note 12, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd., announced their intention to sell Brittania. In light of the actions announced by Levi's, a customer accounting for approximately $11 million of the Company's sales of Brittania product has advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company has filed a $37 million lawsuit against Levi Strauss & Co. Minimum licensing payments to Brittania included above aggregated $745,000.




    LITIGATION

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995



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

    In November 1993, the former owners of Phoenix filed counterclaims against the Company alleging improper termination with regard to their employment agreement and breach of the stock purchase agreement. The former owners have filed for damages of approximately $9,000,000. The actions remain in their preliminary stage. The Company considers the damages in the counterclaim to be unsupportable and believes it will likely prevail on its defenses to such counterclaims. In the third quarter of the 1996 fiscal year, the Company concluded that its counterclaims against the holder of the subordinated note payable to the former owner of Phoenix, as described in Note 4 above, are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote.

    The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business.

    In the opinion of management, the Phoenix litigation and other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operations of the Company. No provision has been made by the Company with respect to the aforementioned litigation at March 1, 1997.

    LETTERS OF CREDIT

    At March 1, 1997, the Company had outstanding letters of credit, primarily with foreign banks of $455,000 for purposes of collateralizing the Company's obligations for inventory purchases.

NOTE 11 -RETIREMENT PLAN

    The Company has a 401(k) plan for the benefit of all qualified employees. Under the terms of the plan, the Company contributed an amount equal to 1% for fiscal years 1995 and 2% for fiscal year 1996, aggregating $105,000 and $102,000 respectively, of the participant's earnings subject to the maximum contribution levels established by the Internal Revenue Service. No contribution was made for fiscal 1997.


NOTE 12 - BRITTANIA LITIGATION

         Since September, 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Strauss & Co." Sales under this license aggregated $14.9 million in fiscal 1997, $14.6 million in fiscal 1996 and $14.2 million in fiscal 1995.

         As of January 1, 1997, the license was renewed for a 5 year term, including automatic renewals of 2 years if certain minimum sales levels are achieved. On January 22, 1997 Levi's announced their intention

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995


    to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product advised the Company that it would no longer continue its on-going commitment to the Brittania trademark.

         The Company has filed a $37 million lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that it was fraudulently induced into entering into the new license agreement by Levi's action, in the spring of 1996, linking Brittania with Levi's including the marketing of a new trademark "Brittania from Levi Strauss & Co." In reliance on these actions and in anticipation of the continuing support by Levi's of the Brittania brand, the Company severed its long-standing relationship with a competing brand and developed new packaging to reflect the new marketing effort. There can be no assurance that the ultimate resolution of these matters will not have a materially adverse impact of the Company or on its financial condition.

                     NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  March 1, 1997, March 2, 1996 and February 25, 1995



NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited consolidated quarterly financial data for fiscal years 1997 and 1996 is as follows:

                                  (in thousands except per share data)
    ----------------------------------------------------------------------------
                                      First     Second      Third       Fourth
                                     Quarter    Quarter    Quarter      Quarter
    ----------------------------------------------------------------------------
     Fiscal 1997
        Net Sales                     $6,687     $7,975     $8,435       $7,296
        Gross Profit                     977      1,806      1,498        1,719

        Net loss                     (1,060)      (435)      (862)        (390)

        Net loss per share           ($0.35)    ($0.15)    ($0.27)      ($0.13)
        Weighted average shares        2,989      3,033      3,239        3,239


     Fiscal 1996
        Net Sales                    $10,493     $7,361     $9,849       $7,357
        Gross Profit                   2,607      2,125      2,515        1,081

        Unusual credit (note a)                                300

        Net income (loss)                256         48        498     ($1,041)

        Net income (loss) per share    $0.09      $0.02      $0.17      ($0.35)
        Weighted average shares        2,981      2,983      2,986        2,989
    ----------------------------------------------------------------------------


    (a) At the end of fiscal 1994, the Company formulated plans to close its Puerto Rico facility. This was completed July 1994. A final assessment associated with this closing required write-offs, reflected as an unusual charge of $1,252,400 for the year ended February 1995. As a result, the Company restated its results for its second fiscal quarter which ended August 1994. In the third quarter of the 1996 fiscal year, the Company eliminated the $300,000 subordinated note payable to the former owner of Phoenix which created an unusual credit for fiscal year 1996. Both transactions are more fully described in Note 4.

                                                                     Schedule II


                    Nantucket Industries, Inc. and Subsidiaries

                  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


       Column A                     Column B     Column C      Column D        Column E
       --------                     --------     --------      --------        --------

                                                Additions     Deductions
                                   Balance at   charged to       from          Balance at
                                   beginning    costs and       reserves         close
     Description                    of year      expenses     described(a)      of year
     -----------                    -------      --------     ------------      -------
Year ended March 1, 1997
 Allowances
  Accounts receivable               $40,076      $119,688       $11,163         $148,601
                                   -----------------------------------------------------
                                   -----------------------------------------------------

Year ended March 2, 1996
 Allowances
  Accounts receivable              $193,964      $120,000      $273,888          $40,076
                                   -----------------------------------------------------
                                   -----------------------------------------------------

(a) Uncollectible accounts written off against the allowance.