Form 10-K/A
period 1997-03-01
NANTUCKET INDUSTRIES INC
filed 1997-06-30
CIK 69623

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
                    Filed pursuant to Section 12, 13 or 15(d)
                     of THE SECURITIES EXCHANGE ACT OF 1934

                             NANTUCKET INDUSTRIES, INC.
                (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended March 1, 1997, as set forth in the pages attached hereto:

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

                                             NANTUCKET INDUSTRIES, INC.
                                              (Registrant)

Dated: June 26, 1997                         By: /s/ Ronald S. Hoffman
                                                 ------------------------
                                                 Ronald S. Hoffman
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer)

    The text of Items 10, 11, 12 and 13 comprising Part III of Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended March 1, 1997, which presently consists of an incorporation by reference to Registrant's definitive proxy statement, is hereby amended to substitute therefor the full text of such Items as set forth in the pages attached hereto.

                        AMENDED ITEMS 10, 11, 12 AND 13
                                     OF THE
                         ANNUAL REPORT ON FORM 10-K OF
                    NANTUCKET INDUSTRIES, INC. (the "Company")
                     FOR ITS FISCAL YEAR ENDED MARCH 1, 1997


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth for each director at March 1, 1997, such director's name, age and other positions with the Company as at that date.


DIRECTOR (AGE) AND POSITION                                        YEAR FIRST
     WITH THE COMPANY                                            ELECTED DIRECTOR
----------------------------                                     -----------------

                     Class I--Current Term Expires in 1997

Stephen M. Samberg (52)
  Chairman of the Board and Chief Executive Officer...........         1988

Robert M. Rosen* (52).........................................         1983

Warren D. Cole* (38)..........................................         1994

                     Class II--Current Term Expires in 1998

George J. Gold (75)............................................        1966

Joseph Visconti (51) President.................................        1996

Kenneth Klein (58).............................................        1996

                     Class III--Current Term Expires in 2000

Donald D. Gold (71)............................................        1966

Ronald S. Hoffman (54)
  Chief Financial Office and Secretary.........................        1994

Roger A. Williams* (49)........................................        1994


------------------------

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

    Kenneth Klein has been engaged in the private practice of law since January 1, 1997. From 1994 until December 1996, Mr. Klein served President and a director of National Capital Benefits Corp. a financial services company. From January 1992 to March 1994 Mr. Klein was the President of Viatical Funding Company, a financial services company. From January 1988 to January 1992, Mr. Klein was the Senior Vice President, Chief Operating Officer and General Counsel of Amivest Corporation, a New York Stock Exchange, Inc. Member Firm and an NASD Registered Investment Advisor. Mr. Klein also serves as a director or trustee of several privately-held companies and not-for-profit entities. Mr. Klein serves as a director pursuant to the Purchase Agreement with NAN Investors, L.P. as further described under the heading "Certain Relationship and Related Transactions."

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

    Roger A. Williams has been the Executive Vice President and Chief Financial Officer of Guess ?, Inc. since March, 1994. From October 1992 to February 1994, he served as Executive Vice President and Chief Financial Officer of The Donna Karan Company. From July 1990 to October 1992, he was Executive Vice President -Operations and Chief Financial Officer of Authentic Fitness Corporation, a company formed in 1990 to acquire substantially all of the Activewear division of Warnaco, Inc. Mr. Williams serves as a director pursuant to the Agreement with the Guess Group as further described under the heading "Certain Relationships and Related Transactions".

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


Section 16(a) Ownership Reporting Compliance

    Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended March 1, 1997 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 1, 1997, no director, officer or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended March 1, 1997 or any previous fiscal year except as follows:

        (1) The Maurice Marciano Trust made two late Form 4 filings relating to two gift transactions.

        (2) The Paul Marciano Trust made one late Form 4 filing relating to one gift transaction.

        (3) The Armand Marciano Trust made one late Form 4 filing relating to one gift transaction.

        (4) George J. Gold made two late Form 4 filings relating to the sale of shares.

        (5) Donald D. Gold made two late Form 4 filings relating to the sale of shares.

        (6) Warren D. Cole made one late Form 4 filing relating to the sale of shares.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Directors, other than those employed by the Company, are paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The law firm of Lane Altman & Owens LLP, of which Robert M. Rosen, a director of the Company and a member of the Compensation Committee, is a partner, is general counsel to the Company. Legal fees accrued for professional services rendered by Lane Altman & Owens LLP to the Company in fiscal 1997 were in the amount of $185,000.

    License fees for the Company's use of certain trademarks of Guess ?, Inc., of which Roger A. Williams, a director of the Company and a member of the Compensation Committee, is Chief Financial Officer, were $294,000 in fiscal 1997.

    There are no other relationships or transactions involving members of the Compensation Committee during the fiscal year ended March 1, 1997 required to be reported pursuant to Item 402(j) of Regulation S-K.

SUMMARY COMPENSATION TABLE

    The Summary Compensation Table shows compensation information for the Company's Chief Executive Officers and each of the four other most highly compensated executive officers of the Company during the fiscal years ended March 1, 1997, March 2, 1996 and February 25, 1995.

    The Summary Compensation Table appears on pages 7 and 8.

Option/SAR Grants in Fiscal Year Ended March 1, 1997

    No Option/SAR agents were made to the CEO and the other named executives in the fiscal year ended March 1, 1997.

    Aggregated Option/SAR Exercises in Fiscal Year Ended March 1, 1997 and Fiscal Year-End Option/ SAR Values

    See page 9.

Long-Term Incentive Plans--Awards in Fiscal Year Ended March 1, 1997

    No Long Term Incentive Plan Awards were made to the CEO and other named executives in the fiscal year ended March 1, 1997.

                                                    SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                                                 COMPENSATION
                        ANNUAL COMPENSATION                                                 ----------------------
                                                                 OTHER                                  PAYOUTS
  NAME AND            -----------------------                   ANNUAL        RESTRICTED     AWARDS       LTIP       ALL OTHER
 PRINCIPAL              FISCAL       SALARY       BONUS         COMPEN-         STOCK       OPTIONS/    PAYOUTS    COMPENSATION ($)
  POSITION               YEAR       ($) (1)        ($)        SATION ($)       AWARDS #      SAR #         ($)          (2)
--------------------  -----------  ----------  -----------  ---------------  ------------  -----------  ---------  ----------------
Stephen M. Samberg...    1997       $518,000       $0             $0               0            0          $0          $  1,152
Chairman of the          1996       $522,769       $0             $0               0            0          $0          $  4,152
 Board,                  1995       $500,000       $0             $0               0         75,000(3)     $0          $  3,522
Chief Executive Officer,
Treasurer and Director


Ronald S. Hoffman....    1997       $150,000       $0             $0               0            0          $0          $  1,152
Vice President-          1996       $152,885       $0             $0               0            0          $0          $  3,696
  Finance,               1995       $ 98,000(4)    $0             $0               0         30,000(3)     $0          $    606
Chief Financial Officer,
Secretary and Director


George G.Gold(5).....    1997       $  0           $0             $0               0            0          $0          $254,061(8)
Director                 1996       $  0           $0             $0               0            0          $0          $356,730(6)
                         1995       $  0           $0             $0               0            0          $0          $353,527(6)







Donald D. Gold(7)....    1997       $  0           $0             $0               0            0          $0          $104,061(6)
Director                 1996       $  0           $0             $0               0            0          $0          $ 89,717(6)
                         1995       $  0           $0             $0               0            0          $0          $ 89,272(6)

Stephen P.Sussman(8).    1997       $144,000       $0             $0               0            0          $0          $  1,152
                         1996       $146,769       $0             $0               0            0          $0          $  4,087
                         1995       $144,000       $0             $0               0           22,500      $0          $  3,744

Joseph Visconti......    1997       $300,000       $0             $0               0            0          $0          $  1,152
President and            1996       $ 51,923(9)    $0             $0               0           30,000      $0          $   0
  Director...........    1995       $  0           $0             $0               0            0          $0          $   0


------------------------

(1) Includes amounts deferred at the election of each of the named executive officers pursuant to the Company's 401(k) Profit Sharing Plan.

(2) Comprised of 401(k) contributions in fiscal 1996 and 1995 and life insurance premiums which benefits are payable to the estates of the named executive officers, except where specifically footnoted as pursuant to the Severance Agreement. For fiscal 1997, no 401(k) contributions were made and other compensation reported hereunder was comprised solely of life insurance premiums.

(3) The options reflected were awarded pursuant to the Company's 1992 Executive Long-Term Option Plan.

(4) Mr. Hoffman was hired July 1, 1994.

(5) Chairman of the Board, Chief Executive Officer and Treasurer through March 18, 1994.

(6) Amounts paid pursuant to the Severance Agreement dated as of March 18, 1994 more fully described hereinabove.

(7) Vice Chairman and Secretary through March 18, 1994.

(8) Vice President--Finance through October 10, 1994. Mr. Sussman managed the Company's production and distribution facility in Cartersville, Georgia.

(9) Mr. Visconti was hired and became a director effective January 1, 1996.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values(1)


                             VALUE OF UNEXERCISED IN-
                                     THE-MONEY
                              OPTIONS/SARS SHARES AT                                NUMBER OF SECURITIES
                              FY-END ($) ACQUIRED ON                               UNDERLYING UNEXERCISED
                                   EXERCISABLE/                                  OPTIONS/SARS AT FY-END (#)
                                   EXERCISE (#)                                         EXERCISABLE/
NAME                             UNEXERCISABLE(2)         VALUE REALIZED ($)            UNEXERCISABLE
-------------------------  -----------------------------  -------------------  -------------------------------

Stephen M. Samberg.......              0
                                      $0/$0                       $0                     30,000/45,000

Ronald S. Hoffman........              0
                                      $0/$0                       $0                     12,000/18,000

George J. Gold...........              0                          $0                          0/0
                                      $0/0

Donald D. Gold...........              0
                                      $0/$0                       $0                         0/0

Stephen P. Sussman.......              0
                                      $0/$0                       $0                    9,000/13,500

Joseph Visconti..........              0
                                      $0/$0                       $0                    6,000/24,000


------------------------

(1) There are currently no outstanding stock appreciation rights.

(2) No outstanding options were in the money at the end of fiscal 1997.

EMPLOYMENT AND SEVERANCE AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

    As of March 18, 1994, Messrs. George J. Gold and Donald D. Gold (the "Golds") resigned their positions as executive officers of the Company and entered into a Severance Agreement with the Company. The Severance Agreement provides for an annual payment to the Golds of approximately $400,000, in the aggregate, for each year of the five year term of the Severance Agreement. The Severance Agreement also provides for the Company to pay them an amount equal to their life and health insurance benefits and to continue paying one-half of each of the Golds' share of the annual payments to his spouse in the event of his death. Pursuant to the Severance Agreement, stock options for 20,000 and 10,000 shares of Common Stock issued to George and Donald Gold, respectively, under the 1992 Long-Term Incentive Stock Option Plan, and bonus awards for maximums of $123,000 and $61,500 made to George and Donald Gold, respectively, under the 1992 Executive Performance Benefit Plan, were canceled. Further, the Golds agreed to relinquish their rights to receive ownership of the whole life insurance policies on their lives described in the previous paragraph.

    Under the Severance Agreement, the Company also provided certain benefits to the Golds in respect of sales of shares of the Company's Common Stock ("Shares") by them during the period September 1, 1994 to August 31, 1996 (the "Resale Period"). Such benefits provided, in general and subject to certain limitations, that, for up to 100,000 Shares in the case of George J. Gold and 60,000 Shares in the case of Donald D. Gold, the Company would pay to the Golds for each Share sold by them for less than $5.00 during the Resale Period, 80% of the lesser of (a) $1.50 and (b) the difference between the sale price per Share and $5.00. The Golds sold a total of 157,875 Shares of Common Stock including 88,400 shares at prices below $5.00 per share. Further, the Severance Agreement provides for the Company, in general and subject to specific limitations, to issue as of April 1, 1997, warrants for the purchase of up to 157,875 Shares to the Golds. The number of such warrants to be issued to George Gold is 93,840 and the number of such warrants to be issued to Donald D. Gold is 64,035, the number of shares sold by each of them during the Resale Period. As to each of the Golds, the Severance Agreement provides that the aggregate exercise price for the warrants issued to each of them will equal the aggregate gross proceeds from his sales of Shares during the Resale Period.

    As of March 1, 1994, the Company and Stephen M. Samberg, in connection with his election as Chairman of the Board and Chief Executive Officer, entered into a new employment agreement (the "1994 Agreement"). Under the 1994 Agreement, Mr. Samberg's annual base compensation is $518,000 and he is entitled to discretionary bonuses as determined by the Compensation Committee, in an amount not to exceed $300,000 per year. The 1994 Agreement also provides that Mr. Samberg is eligible for the Company's other compensatory plans and that the Company will provide health and disability insurance for Mr. Samberg and reimburse all reasonable business expenses. Effective July 1, 1997, subject to the approval of the Board of Directors, the 1994 Agreement was amended and Mr. Samberg's annual base compensation was reduced to $300,000. The Amendment also provides for Mr. Samberg to receive commissions equal to 1 1/2% of net sales to specified customers of the Company's products. The maximum amount of Mr. Samberg's annual cash compensation is not to exceed $500,000 in any one year. Mr. Samberg is still entitled to receive discretionary bonuses determined by the Compensation Committee.

    During fiscal 1993, the Company entered into an employment agreement with Stephen P. Sussman for a term expiring on February 28, 1998. Mr. Sussman has been advised that effective June 1, 1997 his services are no longer required by the Company during the balance of the term of the Agreement. Mr. Sussman will continue to receive his base salary and benefits until February 28, 1998 and Mr. Sussman will be available to provide services to the Company on a project basis, as requested. In addition, as required by Paragraph 3.05 of his employment agreement, any earnings from other sources received by Mr. Sussman until February 28, 1998 will be credited against the salary payable to him by the Company. In addition, in the event of the termination of Mr. Sussman's employment by the Company, other than for good cause, or the expiration of the agreement without renewal, the Company will be required to retain Mr. Sussman as a consultant until February 28, 2003 for an annual fee of $40,000.

    On July 1, 1994, the Company entered into a one (1) year employment agreement (extended through June 30, 1997) with Ronald S. Hoffman which provides for an annual salary of $150,000. As additional contingent compensation, Mr. Hoffman was granted options to purchase 30,000 shares of Common Stock under the 1992 Executive Long Term Stock Option Plan. The agreement also requires the Company to provide health and life insurance and to reimburse all reasonable business expenses. Mr. Hoffman's agreement expires on June 30, 1997, and he will continue to be employed by the Company and serve as an officer and director.

    As of January 1, 1996, the Company entered into an employment agreement with Joseph Visconti which provides for an annual salary of $200,000 plus a bonus for each fiscal year based on increases in sales from those achieved in fiscal 1996, which bonus in the first fiscal year shall not be less than $100,000. Effective July 1, 1997, subject to the approval of the Board of Directors, the employment agreement was amended and Mr. Visconti's annual salary was reduced to $150,000 and his bonus program was eliminated. In addition to his salary Mr. Visconti will be entitled to receive commissions on the Company's net sales ranging from 1/2% to 1 1/2% of specified customers. Mr. Visconti was granted options to purchase 30,000 shares of Common Stock under the Stock Option Plan. The agreement also requires the Company to provide health and disability insurance and to reimburse all reasonable business expenses.

    In addition to delineating the duties and responsibilities of each executive employee, the employee's salary and certain fringe benefits, and the circumstances under which employment with the Company may be terminated, the employment agreements for Stephen M. Samberg and Joseph Visconti, and the Severance Agreement also contain certain provisions to take effect in the event of a "Change in Control." A "Change in Control" generally is defined to include (i) a merger or consolidation involving the Company pursuant to which less than 75% of the outstanding voting securities or other beneficial interest of the surviving or resulting corporation or other entity is held by the stockholders of the Company other than those stockholders who acquire beneficial ownership of 20% or more of the Company's outstanding stock after the date of each agreement; (ii) the transfer to another corporation (other than a wholly owned subsidiary or a corporation which is at least
75% owned by the Company's stockholders other than those stockholders who acquire beneficial ownership of 20% or more of the Company's outstanding stock after the date of each agreement) of substantially all of the assets of the Company; (iii) the acquisition by any person of the beneficial ownership of 30% or more of the Company's then outstanding securities; (iv) a change in the composition of the majority of the Board of Directors occurring within 24 months of the acquisition by any person of the beneficial ownership of 10% or more of the Company's then outstanding securities; or (v) the occurrence of any of the trigger events described in Sections 11(a)(ii) or 13(a) of the Company's Shareholders Rights Plan.

    In the event of any such Change in Control, certain specified benefits ("Termination Benefits") are provided for each such executive employee upon termination of his employment by the Company other than for cause, or in the event that he leaves the employ of the Company due to one of the following events: (i) assignment inconsistent with his current status; (ii) distant transfer; (iii) default by the Company under the employment agreement or other agreement with the employee; (iv) failure on the part of the Company to provide the employee with substantially similar plan benefits to those in which he had been a participant; or (v) in the case of Messrs. Samberg, Visconti, and Hoffman, inability to effectively discharge his duties due to a Change in Control.

    THE AMOUNT OF TERMINATION BENEFITS PAYABLE TO MR. Samberg is determinable only at the time of termination and is, if such termination is by the Company or by Mr. Samberg following a default by the Company, in addition to any other amounts due under his employment agreement. Cash benefits include (x) three years' base salary (totaling $1,500,000) and (y) three times the average annual bonus in the preceding three years (or such lesser number of years as have elapsed since the agreement was made); the sum of (x) and (y) payable in a lump sum and discounted to present value. Mr. Samberg, after an event giving rise to Termination Benefits, would also have rights (a) for seven months thereafter, to exercise or be compensated for any stock options or stock appreciation rights; and (b) to the immediate vesting of any unvested equity or deferred compensation rights.

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

Item No. 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth as of June 25, 1997 the beneficial share ownership of each director and executive officer owning Common Stock, and of all officers and directors as a group.

                                                   AMOUNT AND
    NAME AND ADDRESS OF                            NATURE OF
     BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP       PERCENT OF CLASS(1)
----------------------------                 --------------------       -------------------
George J. Gold                                    452,918(2)                   13.98
209 Sterling Road
Harrison, NY 10528

Donald D. Gold                                    218,139(2)                    6.74%
3670 Paces Ferry Road
Atlanta, GA 30327

Stephen M. Samberg                                298,903(3)(6)                 8.50%
510 Broadhollow Road
Melville, NY 11747

Robert M. Rosen                                     9,000(4)                     *
101 Federal Street
Boston, MA 02110

Warren D. Cole                                         0                         *
142 West 57th Street
New York, NY 10019

Ronald S. Hoffman                                  273,100(5)(6)               7.80%
510 Broadhollow Road
Melville, NY 11747

Roger A. Williams                                    3,000                       *
1444 S. Alameda Street
Los Angeles, CA 90021

Joseph Visconti                                      6,000                       *
510 Broadhollow Road
Melville, NY 11747

Kenneth Klein                                          0                         *
242 E. 72nd. Street
Apt. # 7A
New York, NY 10021


All directors and officers as                         1,261,060               35.67%
a group (9 persons)


------------------------

*   Less than 1%

(1) Pursuant to the rules of the Securities and Exchange
    Commission, shares of Common Stock which an individual or member of a group has right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Accordingly, where applicable, each individual or group member's rights to acquire shares pursuant to the exercise of options or warrants are noted below.

(2) All such shares are subject to the Nantucket Industries Stock Voting
    Trust u/i/d March 22, 1994 (the "Voting Trust"). In addition, the
    Severance Agreement provides for the Company to issue, as of April 1, 1997, warrants for the purchase of up to a total of 157,875 shares to George J. Gold and Donald D. Gold.

(3) Includes 20,303 shares which are subject to the Voting Trust and 30,000 shares that may be issued to Mr. Samberg pursuant to immediately exercisable stock options.

(4) 5,000 of such shares are owned by the Lane Altman & Owens LLP
    Profit Sharing Trust DTD 11/28/92. Lane Altman & Owens LLP, of which Mr. Rosen is a partner, is general counsel to the Company.

(5) Includes 2,500 shares owned by Mr. Hoffman's wife. Beneficial ownership of such shares is disclaimed by Mr. Hoffman. Also includes 12,000 Shares that may be issued to Mr. Hoffman pursuant to immediately exercisable stock options.

(6) Includes 248,600 shares representing the number of shares of Common Stock into which the shares of Non-Voting Convertible Preferred Stock held by The Samberg Group, L.L.C. may be converted. Mr. Samberg and Mr. Hoffman's wife, among others, are members thereof, and, as such, would share dispositive and voting power over such shares. Beneficial ownership of all such shares is disclaimed by Mr. Hoffman.

(7) Represents 6,000 shares that may be issued to Mr. Visconti pursuant to immediately exercisable stock options.

    In addition, each of the following has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

 NAME AND ADDRESS OF                   AMOUNT AND NATURE OF
   BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP  PERCENT OF CLASS(1)
 -------------------                   --------------------  -------------------

Dimensional Fund Advisors, Inc.           176,765(2)              5.46%
1229 Ocean Avenue
Santa Monica, CA

The Samberg Group, L.L.C.                 353,403(3)(5)           9.93%
510 Broadhollow Road
Melville, NY 11747

GUESS?, Inc.                              422,835                13.06%
1444 South Alameda Street
Los Angeles, CA 90021

Guess Group(3)                            670,500(4)             20.70%

NAN Investors, L.P.                       873,370(6)             22.61%
c/o Fundamental Capital Corp.
291 Ocean Avenue
Lawrence, NY 11559


------------------------
(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or member of a group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Accordingly, where applicable, each individual or group member's rights to acquire shares pursuant to the exercise of options or warrants are noted below.

(2) Dimensional Fund Advisors, Inc. is an investment advisor registered under the Investment Advisors Act of 1940. Of this amount, Dimensional Fund Advisors, Inc., has reported as of January 31, 1995 that it has sole voting power of 110,230 shares.

(3) The Samberg Group, L.L.C. owns 5,000 shares of the Company's Non-Voting Convertible Preferred Stock, which is convertible into 248,600 shares of the Company's Common Stock. Mr. Samberg and Mr. Hoffman's wife, among others are members of The Samberg Group.

(4) The Guess Group comprises Guess ?, Inc. ("GUESS?") and those other Reporting Persons set forth in the Schedule 13D dated August 26, 1994 reporting the group's purchase from the Company on August 19, 1994 of 490,000 shares of Common Stock.

(5) In accordance with Rule 13d-3(d) of the 1934 Act, assumes the conversion into 232,000 shares of Common Stock of the Non-Voting Convertible Preferred Stock held by the Samberg Group, L.L.C.

(6) In accordance with Rule 13d-3(d) of the 1934 Act, assumes the conversion of the 12.5% Convertible Subordinated Debentures in the original principal amount of $1,168,150 into 305,000 shares of Common Stock and the conversion of the Convertible Subordinated Debenture in the original principal amount of $1,591,850 into 318,370 shares of Common Stock. These securities were purchased on August 15, 1996 by NAN Investors L.P. A Schedule 13D dated August 22, 1996 was filed reporting the transaction. See "Certain Relationships and Related Transactions."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company, the Golds, Messrs. Samberg, Sussman, Raymond L. Wathen (an employee of the Company), Robert Polen (an employee of the Company), and The Samberg Group, L.L.C., a limited liability company organized in Delaware, entered into a Management Agreement as of March 1, 1994, pursuant to which the Company on March 22, 1994 sold 5,000 shares of Non-Voting Convertible Preferred Stock to The Samberg Group for $1,000,000. Such preferred stock is convertible into shares of the Company's Common Stock at the rate of $5.00 per share. Messrs. Samberg, Sussman, Wathen and Polen and Mr. Hoffman's wife are each members of The Samberg Group.

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

    On August 19, 1994, the Guess Group bought 490,000 shares of Common Stock pursuant to a Common Stock Purchase Agreement dated August 18, 1994 by and among the Company, the Guess Group and the Samberg Group (the "Guess Agreement"). Consideration paid was $6.00 in cash per share of Common Stock. All shares sold were previously held by the Company as treasury stock.

    The Guess Agreement provides the Guess Group with certain registration rights and, with respect to the issuance of additional stock by the Company, certain rights to purchase additional shares. The Agreement also provides certain restrictions on the ability of the Guess Group to acquire additional voting stock of the Company, to dispose of its Common Stock and to engage in control transactions or proxy solicitations with respect to the Company.

    THE GUESS GROUP HAS DESIGNATED ROGER A. Williams, the Executive Vice President and Chief Financial Officer of GUESS?, to serve as a director of the Company, and he has been so elected. The Guess Agreement requires the Company and the Samberg Group to each use its best efforts to cause one individual designated collectively by the Guess Group to be elected a director of the Company at future annual meetings of the Company so long as the Guess Group and their affiliates beneficially own in the aggregate at least the lesser of 490,000 shares of Common Stock or 15% of the outstanding Common Stock.

    As a condition to the Guess Agreement, the Company amended its Share Rights Agreement so that the Guess Group's acquisition of Common Stock would not trigger any defensive measures thereunder. Provisions were made in each executive officer's employment agreement and the Severance Agreement so that such acquisition would not be a "Change in Control" under those agreements.

    The Company is licensed by GUESS? to manufacture and sell certain garments under the GUESS? trademarks. Effective May 31, 1996, the License was extended though the period ended May 31, 1999. For the contract year ending May 31, 1997, minimum sales of $8 million were required. The Company informed GUESS? that it would not achieve the minimum net sales of $8 million required, pursuant to the license agreement, for the twelve month period ending May 31, 1997. GUESS? has agreed not to terminate the license agreement as of May 31, 1997 and the Company has agreed that GUESS?, in its sole and subjective discretion, may terminate the license agreement at any time after December 31, 1997. For each contract year ending in May thereafter, the minimum sales goal increases by $2,000,000. Minimum royalties are $560,000, $700,000 and $840,000 of the contract years ended May 31, 1997, 1998 and 1999, respectively. In fiscal 1996, such license fees were in the amount of $294,000.

    On August 15, 1996, pursuant to a Common Stock and Convertible Subordinated Debenture Purchase Agreement dated as of August 13, 1996 (the "Purchase Agreement")between the Company and NAN Investors, L.P. (the "Investor"), the Company sold to the Investor 250,000 shares of Common Stock for an aggregate purchase price of $740,000, and two (2) convertible subordinated debentures of the Company in the original principal amounts of $1,168,150 and $1,591,850, respectively, which debentures are convertible into 305,000 and 318,370 additional shares ("Conversion Shares") of Common Stock. All shares sold and all Conversion Shares to be issued are authorized and unissued shares of Common Stock reserved for issuance pursuant to the Purchase Agreement.

    The Purchase Agreement provides the Investor with certain registration rights. Pursuant to the exercise of certain rights, the Company filed a Registration Statement covering the registration of the 250,000 shares sold to the Investor and the Conversion shares which was declared effective by the Securities and Exchange Commission on April 11, 1997. The Purchase Agreement also requires the Company and The Samberg Group to each use its best efforts to cause Kenneth Klein to be elected as a director of the Company at future annual meetings of the Company so long as the Investor and its affiliates beneficially own in the aggregate at least the lesser of 250,000 shares of Common Stock or 7% of the outstanding Common Stock. The Company has been advised that Mr. Klein is not an affiliate of Investor.

    As a condition to the Purchase Agreement, the Board of Directors and shareholders of the Company adopted Amendments to the Company's Certificate of Incorporation. In addition, provisions were made in each executive officer's employment agreement and the Severance

Agreement so that the Investor's acquisition would not be a "Change in Control" under those Agreements.

    Additional relationships and related transactions are described above, under the caption "Compensation Committee Interlocks and Insider Participation."