Form 10-Q
period 1997-05-31
NANTUCKET INDUSTRIES INC
filed 1997-07-16
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended May 31, 1997.

Commission File Number: 1-8509

                           NANTUCKET INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          58-0962699
-------------------------------                       -------------------
(State of other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

            510 Broadhollow Road, Suite 300, Melville, New York 11747
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 293-3172
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| YES |_| NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 10, 1997, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                QUARTERLY REPORT
                          FOR QUARTER ENDED MAY 31,1997

                                      INDEX

                                                                  PAGE
                                                                  ----
Part I.- FINANCIAL INFORMATION

         Consolidated balance sheets                                3
         Consolidated statements of operations                      4
         Consolidated statements of cash flows                      5
         Notes to consolidated financial statements               6 - 10

         Management's discussion and analysis of
         financial condition and results of operations           11 - 12

Part II.- OTHER INFORMATION                                        13

Signature                                                          14

                   Nantucket Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                May 31,        March 1,
                                                                 1997           1997
                                                              --------------------------
                                  ASSETS                      (unaudited)        (1)
CURRENT ASSETS
 Cash                                                             $25,445         $7,941
 Accounts receivable, less reserves of $129,000 and
  $149,000, respectively                                        3,359,369      5,872,734
 Inventories (Note 4)                                           7,472,027      7,826,440
 Other current assets                                             519,473        506,171
                                                              --------------------------
   Total current assets                                        11,376,314     14,213,286
PROPERTY, PLANT AND EQUIPMENT - NET                             3,350,102      3,204,037
OTHER ASSETS - NET                                                593,532        645,880
                                                              --------------------------
                                                              $15,319,948    $18,063,203
                                                              ===========---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                            $420,000       $510,864
 Current portion of capital lease obligations                      47,919             --
 Accounts payable                                               1,377,244      1,081,133
 Accrued salaries and employee benefits                           222,505        348,361
 Accrued unusual charge (Note 7)                                  465,000        465,000
 Accrued expenses and other liabilities                           447,909        530,850
 Accrued royalties                                                472,347        368,860
 Income taxes payable (Note 5)                                      1,909          1,909
                                                              --------------------------
   Total current liabilities                                    3,454,833      3,306,977
LONG-TERM DEBT                                                  6,099,556      8,566,011
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                 160,140
ACCRUED UNUSUAL CHARGE (Note 7)                                   168,866        270,868
CONVERTIBLE SUBORDINATED DEBENTURES (Note 6)                    2,760,000      2,760,000
                                                              --------------------------
                                                               12,643,395     14,903,856

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 6)
 Preferred stock, $.10 par value; 500,000 shares
  authorized, of which 5,000 shares have been
  designated as non-voting convertible with
  liquidating preference of $200 per share
  and are issued and outstanding                                      500            500
Common stock, $.10 par value; authorized 20,000,000 shares;
 issued 3,241,848 at May 31, 1997 and March 1, 1997               324,185        324,185
Additional paid-in capital                                     12,364,503     12,364,503
Deferred issuance cost                                           (176,616)      (183,772)
Accumulated deficit                                            (9,816,082)    (9,326,132)
                                                              --------------------------
                                                                2,696,490      3,179,284

Less 3,052 shares at May 31, 1997 and March 1, 1997
of common stock held in treasury, at cost                          19,937         19,937
                                                              --------------------------
                                                                2,676,553      3,159,347
                                                              --------------------------
                                                              $15,319,948    $18,063,203
                                                              ==========================

(1) Derived from audited financial statements.

The accompanying notes are an intergral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                         Thirteen Weeks Ended
                                                      -------------------------
                                                        May 31,        June l,
                                                         1997           1996
                                                      -------------------------
Net sales                                             $6,357,336     $6,687,913
Cost of sales                                          4,619,599      5,711,140
                                                      -------------------------
   Gross profit                                        1,737,737        976,773

Selling, general and administrative
 expenses                                              1,901,024      1,765,483
                                                      -------------------------
  Operating loss                                        (163,287)      (788,710)
Interest expense                                         326,662        27l,689
                                                      -------------------------

   Net loss                                            ($489,949)   ($1,060,399)
                                                      =========================
Net loss per share (Note 3)                               ($0.16)        ($0.36)
                                                      =========================
Weighted average common shares outstanding             3,238,796      2,988,796
                                                      =========================

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Thirteen Weeks Ended
                                                          -------------------------
                                                              May 31,      June 1
                                                               1997         1996
                                                          -----------   -----------
Cash flows from operating activities
 Net (loss) income                                          ($489,949)  ($1,060,399)
 Adjustments to reconcile net (loss) income
  to net cash provided by (used in) operating activities
   Depreciation and amortization                              118,498        76,218
   Provision for doubtful accounts                             12,000        30,000
   Gain on sale of fixed assets                                (3,775)
   Provision for obsolete and slow moving inventory            60,000       235,000
   Decrease (increase) in assets
    Accounts receivable                                     2,501,365       365,484
    Inventories                                               294,412       713,951
    Other current assets                                      (13,302)      (76,080)
   (Decrease) increase in liabilities
    Accounts payable                                          296,110      (424,467)
    Accrued expenses and other liabilities                   (105,310)       98,216
    Income taxes payable                                                     (1,026)
    Accrued unusual charge                                   (102,002)     (102,001)
                                                          -----------   -----------
   Net cash used in operating activities                    2,568,047      (145,104)
                                                          -----------   -----------

Cash flows from investing activities
 Removals (additions) to property, plant and equipment        (35,352)        3,615
 Decrease in other assets                                      52,348         2,607
                                                          -----------   -----------
   Net cash provided by (used in) investing activities         16,996         6,222
                                                          -----------   -----------

Cash flows from financing activities
 Payments of short-term debt                               (2,557,319)     (160,000)
 Payments of capital lease obligations                        (10,220)
 Borrowings under line of credit agreement, net                             298,882
                                                          -----------   -----------
   Net cash provided by financing activities               (2,567,539)      138,882
                                                          -----------   -----------
    NET DECREASE IN CASH                                      $17,504             0

Cash at beginning of period                                     7,941        15,085
                                                          -----------   -----------
Cash at end of period                                         $25,445       $15,085
                                                          ===========   ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
 Cash paid during the period:
  Interest                                                   $235,586      $165,884
                                                          ===========   ===========
  Income taxes                                                     --            --
                                                          ===========   ===========

The accompanying notes are an integral part of these statements.

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED MAY 31, 1997 AND JUNE 1, 1996
                                   (unaudited)

NOTE 1-RESTRUCTURING AND LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 8, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd., a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a $37 million lawsuit against Levi Strauss & Co. In addition, the Company has incurred significant losses which have generally resulted in the Company using rather than providing cash from its operations.

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

The Company has funded its operating losses by refinancing its debt in fiscal 1995 and increasing its capital through (a) the sale of $1 million of non-voting convertible preferred stock to management in fiscal 1995; (b) the fiscal 1995 sale of treasury stock which increased equity by $2.9 million, and (c) the completion, in August, 1996 of a $3.5 million private placement (Note 6).

The Company has been implementing a restructuring strategy to improve operating results and enhance its financial resources which included reducing costs, streamlining its operations and closing its Puerto Rico plant. In addition Management has implemented additional steps to reduce its operating costs which it believes are sufficient to provide the Company with the ability to continue in existence. Major elements of these action plans include:

      The transfer of all domestic manufacturing requirements to foreign manufacturing contracting facilities. The final phase of this program will be completed by the middle of the 1998 fiscal year.

      Staff reductions associated with the transfer of manufacturing to offshore contractors, efficiencies and reduced volume.

      The relocation, in May, 1997, of executive offices and showrooms to more appropriate, lower cost facilities.

Management believes these action plans will result in a $2.5 million reduction from fiscal 1997 overhead spending levels.

NOTE 2-CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of May 31, 1997 and the consolidated statements of operations and statements of cash flows for the thirteen weeks ended May 31, 1997 and June 1, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the financial position of the Company and its subsidiaries at May 31, 1997 and the results of their operations and cash flows for the thirteen weeks ended May 31, 1997 and June 1, 1996 have been made on a consistent basis.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

NOTE 3-NET LOSS PER COMMON SHARE

In February, 1997, the Financial Accounting Standards Board issued a Financial Accounting Standard No. 128, "Earnings per Share", which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this standard will not have any impact on the disclosure of per share results in the financial statements.

Net loss per common share is computed by dividing net income (loss) by weighted average common shares outstanding during each year. Incremental shares from assumed conversions relating the Convertible Subordinated Debentures, Stock options and Warrants are not included since the effect would be antidilutive.

NOTE 4-INVENTORIES

Inventories are summarized as follows:

                                                    May 31,             June 1,
                                                     1997                1996

Raw Materials                                     $1,386,661          $1,252,006
Work in Process                                    1,974,004           3,993,808
Finished Goods                                     4,111,362           3,961,874
                                                  ----------          ----------
                                                  $7,472,027          $9,207,688

NOTE 5-INCOME TAXES

At May 31, 1997 the Company had a net deferred tax asset approximating $6,000,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $12,500,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through May 31, 1997 the change in ownership was approximately 46%.

NOTE 6-PRIVATE PLACEMENT

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

The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, GA. The debentures are convertible into the Company's common stock over the next five years as follows:

                                                  Conversion      Conversion
                                                    Shares           Price

          Currently convertible                     305,000          $3.83
          Convertible after June 15, 1997           318,370          $5.00

The agreement grants the investor certain registration rights for the shares issued and the Conversion Shares to be issued.

The difference between the purchase price of the shares issued and their fair market value aggregated $197,500. This was reflected as deferred issue costs and will be amortized over the expected 5 year term of the subordinated convertible debentures.

Costs associated with this private placement aggregated $409,000 including $104,000 relating to the shares issued which have been charged to paid in capital. The remaining balance of $305,000 will be amortized over the 5 year term of the debentures.

The Company utilized $533,333 of the proceeds to prepay all of its obligations pursuant to its Credit Agreement dated March 21, 1994 with Chemical Bank.

NOTE 7-UNUSUAL CHARGE

In March, 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they are to be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994.

NOTE 8-LITIGATION

Phoenix Matter-

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

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the Phoenix litigation and other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operation to the Company. No provision has been made by the Company with respect to the aforementioned litigation as of May 31, 1997.

Brittania Matter-

Since September, 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Strauss & Co.". Sales under this license aggregated $14.9 million in fiscal 1997, $14.6 million in fiscal 1996 and $14.2 million in fiscal 1995.

As of January 1, 1997, the license was renewed for a 5 year term, including automatic renewals of 2 years if certain minimum sales levels are achieved. On January 22, 1997, Levi's announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $1.1 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark.

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

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales

Net sales for the quarter ended May 31, 1997 decreased 5% from prior year levels to $6,357,000. This decline, associated with lower unit volumes, reflects an increase of 31% of the Company's GUESS? products and a 7% decline from prior levels of the Company's men's fashion underwear products. The decline in the sales of the men's products is generally related to the phase-out of sales of Brittania product associated with the actions announced by Levi's to dispose of the Brittania brand. The increase in the sales of GUESS? products reflects increased sales as the Company increased the number of department store locations carrying the product and increased sales from the introduction of new fashion products. In addition, the GUESS? sales in the prior year fiscal quarter included $525,000 in non-recurring close-out sales.

Gross Margin

Gross profit margins for the quarter ended May 31, 1997 increased to 27% from the prior year levels of 14%. This improvement reflects the benefit of increased utilization of the lower cost off-shore manufacturing facilities. In addition, gross profit levels in the prior fiscal year reflect the fully reserved close-out sales of the GUESS? products. Also, the current fiscal year reflects reduced levels of factory overhead.

Selling, general and administrative expenses

Selling, general and administrative expenses were 30% of sales for the quarter ended May 31, 1997 and 26% of sales for the prior year period. This considers the impact of the lower sales volume on fixed cost levels. Selling expenses reflect the impact of the higher variable cost elements associated with the increase in GUESS? product sales. For the first fiscal quarter, the Company reduced general and administrative expenses by $140,000 from prior year levels. Additional improvements will be reflected for the rest of the current fiscal year as the benefits of lower occupancy costs and reduced staffing levels are realized.

Interest Expense

Interest expense for the first fiscal quarter increased $55,000 from prior year levels reflecting increases in the prime rate and the higher rates associated with the $2.7 million Convertible Subordinated Debentures.

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

Additionally, the Company has increased its equity over the past three years through (i) a $1,000,000 investment by the Management Group in fiscal 1995; (ii) the $2.9 million sale of 490,000 shares of common treasury stock to GUESS??, Inc. and certain of its affiliates and; (iii) the $3.5 million private placement which included the issuance of 250,000 shares and $2,760,000 convertible subordinated debentures. These transactions, combined with its stronger credit facilities, enhanced the Company's liquidity and capital resources.

The Company utilized the proceeds of the $3.5 million private placement to prepay existing debt. Overall, the Company has reduced its total long term debt by $543,000 from levels at June 1, 1996. Working capital levels have declined $2.1 million from June 1, 1996 levels reflecting reductions in receivables and inventories utilized to reduce debt levels. The $1.7 million reduction in inventory levels reflects the Company's continuing strategy of replacing domestic manufacturing with off shore contractors. This change has also reduced accounts payable by virtue of the receipt of goods payment terms inherent in such offshore manufacturing activities. Overall, the current ratio has remained in excess of the 3:1 level.

The Company believes that the amended Congress credit facility, combined with the $3.5 million private placement, provides adequate financing flexibility to fund its operations at current levels.

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

                                   NANTUCKET INDUSTRIES, INC.
                                   (Registrant)
                                   By:

                                   July 15, 1997

                                   s/ Ronald S. Hoffman
                                   --------------------

                                   Vice President - Finance
                                   (Chief Accounting Officer)