Form 10-Q
period 1997-08-30
NANTUCKET INDUSTRIES INC
filed 1997-10-14
CIK 69623

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC  20549

                                        Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 30, 1997.


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

                                  (516) 293-3172
                                  --------------
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.  X   YES        NO
                                                  -----       ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of October 6, 1997, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

               NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                             QUARTERLY REPORT
                     FOR QUARTER ENDED AUGUST 30, 1997
               ---------------------------------------------

                                I N D E X
                                ----------


Part I.--FINANCIAL INFORMATION                                    PAGE
------------------------------                                    -----

     Consolidated balance sheets........................            3

     Consolidated statements of operations..............            4

     Consolidated statements of cash flows..............            5

     Notes to consolidated financial statements.........           6-11

     Management's discussion and analysis of
     financial condition and results of operations......          12-13


Part II.- OTHER INFORMATION.............................          14-15

Signature...............................................            16

                      Nantucket Industries, Inc. and Subsidiaries

                              CONSOLIDATED BALANCE SHEETS

                                                                                           AUGUST 31,    MARCH 1,
                                                                                              1997         1997
                                                                                          -------------  ---------
                                                                                           (UNAUDITED)      (1)
                                                 ASSETS

CURRENT ASSETS
  Cash..................................................................................  $      14,775  $   7,941
  Accounts receivable, less reserves of $157,000 and $149,000, respectively.............      3,362,591  5,872,734
  Inventories (Note 4)..................................................................      6,316,775  7,826,440
  Other current assets..................................................................        500,114    506,171
                                                                                          -------------  ---------
    Total current assets................................................................     10,194,255  14,213,286
PROPERTY, PLANT AND EQUIPMENT--NET......................................................      3,173,027  3,204,037
OTHER ASSETS--NET.......................................................................        536,896    645,880
                                                                                          -------------  ---------
                                                                                          $  13,904,178  $18,063,203
                                                                                          -------------  ---------
                                                                                          -------------  ---------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt..................................................  $     535,297  $ 510,864
  Current portion of capital lease obligations..........................................         49,761     --
  Accounts payable......................................................................      1,018,209  1,081,133
  Accrued salaries and employee benefits................................................         83,246    348,361
  Accrued unusual charge (Note 7).......................................................        465,000    465,000
  Accrued expenses and other liabilities................................................        660,609    530,850
  Accrued royalties.....................................................................        600,989    368,860
  Income taxes payable (Note 5).........................................................          1,909      1,909
                                                                                          -------------  ---------
    Total current liabilities...........................................................      3,415,020  3,306,977
LONG-TERM DEBT..........................................................................      5,756,710  8,566,011
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION.......................................        147,197
ACCRUED UNUSUAL CHARGE (Note 7).........................................................         66,863    270,868
CONVERTIBLE SUBORDINATED DEBENTURES (Note 6)............................................      2,760,000  2,760,000
                                                                                          -------------  ---------
                                                                                             12,145,790  14,903,856
COMMITMENTS AND CONTINGENCIES (Note8)

STOCKHOLDERS' EQUITY (Note 6)
  Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting convertible with liquidating preference of $200 per
    share and are issued and outstanding................................................            500        500
  Common stock, $.10 par value; authorized 20,000,000 shares; issued 3,241,848 at August
    30, 1997 and March 1, 1997..........................................................        324,185    324,185
  Additional paid-in capital............................................................     12,364,503  12,364,503
  Deferred issuance cost................................................................       (169,441)  (183,772)
  Accumulated deficit...................................................................    (10,741,422) (9,326,132)
                                                                                          -------------  ---------
                                                                                              1,778,325  3,179,284
Less 3,052 shares at August 30, 1997 and March 1, 1997 of common stock held in treasury,
  at cost...............................................................................         19,937     19,937
                                                                                          -------------  ---------
                                                                                              1,758,388  3,159,347
                                                                                          -------------  ---------
                                                                                          $  13,904,178  $18,063,203
                                                                                          -------------  ---------
                                                                                          -------------  ---------

------------------------

(1) Derived from audited financial statements.


The accompanying notes are an intergral part of these statements

                 Nantucket Industries, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (unaudited)

                                                            TWENTY-SIX WEEKS ENDED        THIRTEEN WEEKS ENDED
                                                         ----------------------------  --------------------------
                                                          AUGUST 30,     AUGUST 31,     AUGUST 30,    AUGUST 31,
                                                             1997           1996           1997          1996
                                                         -------------  -------------  ------------  ------------
Net sales..............................................  $  11,561,289  $  14,662,655  $  5,203,953  $  7,974,742
Cost of sales..........................................      8,902,519     11,880,131     4,282,920     6,168,991
                                                         -------------  -------------  ------------  ------------

  Gross profit.........................................      2,658,770      2,782,524       921,033     1,805,751

Selling, general and administrative expenses...........      3,431,841      3,723,534     1,530,817     1,958,051
                                                         -------------  -------------  ------------  ------------

  Operating loss.......................................       (773,071)      (941,010)     (609,784)     (152,300)

Interest expense.......................................        642,219        554,390       315,557       282,701
                                                         -------------  -------------  ------------  ------------

  Net loss.............................................  ($  1,415,290) ($  1,495,400) ($   925,341) ($   435,001)
                                                         -------------  -------------  ------------  ------------
                                                         -------------  -------------  ------------  ------------

Net loss per share (Note 3)............................  ($       0.45) ($       0.51) ($      0.29) ($      0.15)
                                                         -------------  -------------  ------------  ------------
                                                         -------------  -------------  ------------  ------------

Weighted average common shares outstanding.............      3,238,796      3,010,774     3,238,796     3,032,752
                                                         -------------  -------------  ------------  ------------
                                                         -------------  -------------  ------------  ------------

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                      ----------------------------
                                                                                       AUGUST 30,     AUGUST 31,
                                                                                          1997           1996
                                                                                      -------------  -------------

Cash flows from operating activities
 Net (loss) income..................................................................  ($  1,415,290) ($  1,495,400)
 Adjustments to reconcile net (loss) income to net cash provided by (used in)
  operating activities
   Depreciation and amortization....................................................         200,709        152,434
   Provision for doubtful accounts..................................................          24,000         60,000
   Gain on sale of fixed assets.....................................................          (5,491)
   Provision for obsolete and slow moving inventory.................................          88,906        265,000
   Decrease (increase) in assets
    Accounts receivable.............................................................       2,486,143       (501,161)
    Inventories.....................................................................       1,420,759        704,770
    Other current assets............................................................           6,057         53,486
   (Decrease) increase in liabilities
    Accounts payable................................................................         (62,924)      (627,537)
    Accrued expenses and other liabilities..........................................          96,773        (85,663)
    Income taxes payable............................................................                         (1,025)
    Accrued unusual charge..........................................................        (204,005)      (204,004)
                                                                                          -------------  -------------
   Net cash provided by (used in) operating activities..............................       2,635,637     (1,679,100)
                                                                                          -------------  -------------
Cash flows from investing activities
 Dispositions of property, plant and equipment......................................          68,402         68,453
 Decrease in other assets...........................................................         108,984            990
                                                                                          -------------  -------------

   Net cash provided by investing activities........................................         177,386         69,443
                                                                                          -------------  -------------

Cash flows from financing activities
 Prepayment of short-term debt......................................................        --             (800,000)
 Payments of capital lease obligations..............................................         (21,321)      --
 Issuance of common stock...........................................................        --              641,419
 Issuance of convertible subordinated debentures....................................        --            2,760,000
 Increase in deferred finance costs.................................................        --             (255,560)
 Repayments of revolving credit financing, net......................................      (2,784,868)      (736,202)
                                                                                          -------------  -------------
   Net cash provided by (used in) financing activities..............................      (2,806,189)     1,609,657
                                                                                          -------------  -------------
    NET INCREASE IN CASH............................................................   $       6,834     $        0

Cash at beginning of period.........................................................           7,941         15,085
                                                                                          -------------  -------------
Cash at end of period...............................................................   $      14,775  $      15,085
                                                                                          -------------  -------------
                                                                                          -------------  -------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

 Cash paid during the period:

  Interest..........................................................................   $     395,873  $     494,675
                                                                                          -------------  -------------
                                                                                          -------------  -------------
  Income taxes......................................................................        --             --
                                                                                          -------------  -------------
                                                                                          -------------  -------------

The accompanying notes are an integral part of these statements

                            NANTUCKET INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             TWENTY-SIX WEEKS ENDED AUGUST 30, 1997 AUGUST 31, 1996
                                  (unaudited)

NOTE 1-RESTRUCTURING AND LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 8, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd.. a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a $37 million lawsuit against Levi Strauss & Co. In addition, the Company has incurred significant losses which have generally resulted in the Company using rather than providing cash from its operations.

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

The Company has funded its operating losses by refinancing its debt in fiscal 1995 and increasing its capital through (a) the sale of $1 million of non-voting convertible preferred stock to management in fiscal 1995; (b) the fiscal 1995 sale of treasury stock which increased equity by $2.9 million and
(c) the completion, in August, 1996, of a $3.5 million private placement
(Note 6).

The Company has been implementing a restructuring strategy to improve operating results and enhance its financial resources which included reducing costs, streamlining its operations and closing its Puerto Rico plant. In addition, Management has implemented additional steps to reduce its operating costs which it believes are sufficient to provide the Company with the ability to continue in existence. Major elements of these action plans include:

    The transfer of all domestic manufacturing requirements to foreign manufacturing contracting facilities. The final phase of this program was completed by the middle of the 1998 fiscal year. On September 30, 1997, the Company sold its 152,000 sq. ft. Cartersville, GA facility and relocated to more appropriate space for its packaging and distribution activities. (See Note 9).

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

NOTE 2-CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of August 30, 1997 and the consolidated statements of operations for the twenty-six and thirteen week periods and statements of cash flows for the twenty-six weeks ended August 30, 1997 and August 31, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at August 30, 1997 and the results of their operations for the twenty-six and thirteen week periods and cash flows for the twenty-six weeks ended August 30, 1997 and August 31, 1996 have been made on a consistent basis.

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

Net loss per common share is computed by dividing net loss by weighted average common shares outstanding during each year. Incremental shares from assumed conversions relating to the Convertible Subordinated Debentures, Stock Options and Warrants are not included since the effect would be antidilutive.

NOTE 4-INVENTORIES

Inventories are summarized as follows:



                                                  AUGUST 30,       AUGUST 31,
                                                    1997              1996
                                                  ----------       ----------
          Raw Materials.......................    $  789,597       $1,469,835
          Work in Process.....................     1,699,212        4,161,763
          Finished Goods......................     3,827,966        3,555,271
                                                  ----------       ----------
                                                  $6,316,775       $9,186,869

NOTE 5-INCOME TAXES

At August 30, 1997 the Company had a net deferred tax asset approximating $6,000,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $12,500,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through August 30, 1997 the change in ownership was approximately 46%.

NOTE 6-PRIVATE PLACEMENT

August 15, 1996, the Company completed a $3.5 million private placement with an investment partnership. Terms of this transaction included the issuance of 250,000 shares and $2,760,000 12.5% convertible subordinated debentures which are due August 15, 2001. The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, GA. In conjunction with the sale of this property on September 30, 1997 (Note 9), the Company prepaid $707,000 of these debentures.

The debentures, after giving effect to the prepayment related to the sale of the Company's facility referred to above, are convertible into the Company's common stock over the next five years as follows:


          Conversion Shares...................  305,000          176,967
          Conversion Price ...................    $3.83            $5.00

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

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the Phoenix litigation and other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operation to the Company. No provision has been made by the Company with respect to the aforementioned litigation as of August 30, 1997.

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

NOTE 9-SALE OF  MANUFACTURING FACILITY

On September 30, 1997 the Company completed the consolidation of its facilities and sold its 152,000 sq. foot manufacturing and distribution facility in Cartersville, GA. to Mimms Enterprises, a Real Estate Investment General Partnership, for cash aggregating $2,850,000. The Company will reflect a gain on the sale in its third fiscal quarter of approximately $615,000. The proceeds were used to repay the $525,000 financing secured by this property and to prepay $707,000 of the convertible subordinated debentures secured by a second mortgage on this property. The remaining net proceeds were utilized to reduce the revolving credit financing.

The Company will be leasing 60,000 square feet of this facility through December 31, 1997. The Company expects to relocate to appropriate space in Georgia on January 1, 1998. This facility was sold in conjunction with the Company's decision to transfer its manufacturing requirements to foreign manufacturing contracting facilities. It is anticipated that the annualized savings from this transaction, comprised of interest and occupancy costs, will exceed $125,000 per year.

NOTE 10-NEW ACCOUNTING PRONOUNCEMENTS

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will implement SFAS 130 and SFAS 131 as required in the fiscal year which will end February, 1999, which require the Company to report and display certain information related to comprehensive income and operating segments, respectively. Adoption of SFAS 130 and SFAS 131 will not impact the Company's financial position or results of operations.

                             NANTUCKET INDUSTRIES, INC.
                                  AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales

Net sales for the quarter ended August 30, 1997 decreased 35% from prior year levels to $5,203,000. This decline, associated with lower unit volumes, reflects a $1.3 million increase of the Company's GUESS? products and a 53% decline from prior levels of the Company's men's fashion underwear products. The decline in the sales of the men's products is generally related to the phase-out of sales of Brittania product associated with the actions announced by Levi's to dispose of the Brittania brand. The increase in the sales of GUESS? products reflects increased sales as the Company increased the number of department store locations carrying the product and increased sales from the introduction of new fashion products.

Gross Margin

Gross profit margins for the quarter ended August 30, 1997 decreased to 18% from the prior year levels of 23%. This reflects the impact of the disposal of certain extraneous raw materials in anticipation of the consolidation of the Company's facilities which was finalized on September 30, 1997 when the Company sold its 152,000 square foot manufacturing facility.
Gross profit margins excluding this non-recurring disposal of raw materials would have increased to approximately 25% reflecting the benefit of increased utilization of the lower cost off-shore manufacturing facilities. The current fiscal year reflects reduced levels of factory overhead.

Selling, general and administrative expenses

Selling, general and administrative expenses were 29% of sales for the quarter ended August 30, 1997 and 24% of sales for the prior year period. This considers the impact of the lower sales volume on fixed cost levels. Selling expenses reflect the impact of the higher variable cost elements associated with the increase in GUESS? product sales. The Company has reduced general and administrative expenses in the second fiscal quarter by over $300,000 from prior year levels. Additional improvements will be reflected for the rest of the current fiscal year as the benefits of lower occupancy costs and reduced staffing levels are realized.

Interest Expense

Interest expense for the second fiscal quarter increased $33,000 from prior year levels reflecting increases in the prime rate and the higher rates associated with the $2.7 million Convertible Subordinated Debentures. This was offset by reductions from year end levels of the outstanding revolving credit facility of $2.8 million for the six months to date, including $217,000 in the second fiscal quarter.

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

Additionally, the Company has increased its equity over the past three years through (i) a $1,000,000 investment by the Management Group in fiscal 1995;
(ii) the $2.9 million sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates; and (iii) the $3.5 million private placement which included the issuance of 250,000 shares and $2,760,000 convertible subordinated debentures. These transactions, combined with its stronger credit facilities, enhanced the Company's liquidity and capital resources.

The Company utilized the proceeds of the $3.5 million private placement to prepay existing debt. Overall, the Company has reduced its total long term debt by $2.8 million from levels at March 1, 1997. Working capital levels have declined $4.1 million from March 1, 1997 levels reflecting reductions in receivables and inventories utilized to reduce debt levels. The $1.5 million reduction in inventory levels reflects the Company's continuing strategy of replacing domestic manufacturing with off shore contractors.

The Company believes that the amended Congress credit facility, combined with the $3.5 million private placement, provides adequate financing flexibility to fund its operations at current levels. However, Congress Financial Corp. has temporarily limited $325,000 of the Company's borrowing availability pending a review of the valuation of the Company's inventories. In the opinion of the Company's management, this review will substantiate the inventory values and allow the Company to borrow a substantial portion of this temporary limitation. Until such review is completed, the Company's financial resources will be strained.

The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.

Any statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties. Please refer to the business risks and uncertainties discussed elsewhere in this report and in the Company's recent report on Form 10-K.

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

Item 3.  Defaults Upon Senior Securities                         None

Item 4.  Submission of Matters to a Vote of Security Holders     None

Item 5.  Other Information                                       None

Item 6.  Exhibits and Reports on Form 8-K

Item 6(a)  Exhibits


           10(y)                                                Filed Herewith

           Purchase and Sale Agreement dated as of
           July 31, 1997 by and among Mimms Investments, a Georgia general partnership and Nantucket
           Industries, Inc. regarding the sale of the Registrant's property located at 200 Cook
           Street, Cartersville, GA.


           10(y)(i)                                             Filed Herewith

           Amendment dated August 14, 1997 to Purchase and Sale Agreement dated as of July 31, 1997 by and among Mimms Investments, a Georgia general partnership and Nantucket Industries,
           Inc. regarding the sale of the Registrant's property located at 200 Cook Street, Cartersville, GA.


           10(y)(ii)                                            Filed Herewith

           Amendment dated August 27, 1997 to Purchase and Sale Agreement dated as of July 31, 1997 by and among Mimms Investments, a Georgia general partnership and Nantucket Industries,
           Inc. regarding the sale of the Registrant's property located at 200 Cook Street, Cartersville, GA.

           10(ii)(iii)                                          Filed Herewith

           Amendment No. 4 dated March 18, 1997, to Loan and Security Agreement dated as of March 21, 1994, among Nantucket Industries, Inc. and Congress
           Financial Corp.


           10(ii)(iv)                                           Filed Herewith

           Amendment No. 5 dated March 31, 1997, to Loan and Security Agreement dated as of March 21, 1994, among Nantucket Industries, Inc. and
           Congress Financial Corp.


           10(ii)(v)                                            Filed Herewith

           Amendment No. 6 dated May 4, 1997, to Loan and Security Agreement dated as of March 21, 1994, among Nantucket Industries, Inc. and
           Congress Financial Corp.


Item 27    Financial Data Schedule                              Filed Herewith

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NANTUCKET INDUSTRIES, INC.
                                   (Registrant)
                                   By:





October 14, 1997                   s/Ronald S. Hoffman
                                   -------------------------

                                   Vice President - Finance
                                   (Chief Accounting Officer)