Form 10-Q
period 1997-11-29
NANTUCKET INDUSTRIES INC
filed 1998-01-13
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 29, 1997.


Commission File Number:  1-8509


                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         58-0962699
          --------                                         ----------
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         510 Broadhollow Road
     Suite 300, Melville, New York                           11747
     -----------------------------                           -----
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)  (516) 293-3172
                                                      -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  X  YES     NO
                                              ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 5, 1998, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                  NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                QUARTERLY REPORT
                      FOR QUARTER ENDED NOVEMBER 29, 1997


                                   I N D E X

Part I.- FINANCIAL INFORMATION                                             PAGE

         Consolidated balance sheets                                         3

         Consolidated statements of operations                               4

         Consolidated statements of cash flows                               5

         Notes to consolidated financial statements                     6 - 11

         Management's discussion and analysis of
         financial condition and results of operations                 12 - 13

Part II.- OTHER INFORMATION                                                 14

Signature                                                                   16

NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                   NOVEMBER 29,           March 1,
                                                                                      1997                 1997
                                                                                   --------------------------------
                                                                                   (unaudited)              (1)
                                ASSETS
CURRENT ASSETS
 Cash                                                                                  $13,392               $7,941
 Accounts receivable, less reserves of $156,000 and
 $149,000, respectively                                                              3,885,709            5,872,734
 Inventories (Note 4)                                                                5,545,214            7,826,440
 Other current assets                                                                  325,759              506,171
       Total current assets                                                          9,770,074           14,213,286
                                                                                   -----------          -----------
PROPERTY, PLANT AND EQUIPMENT - NET                                                  1,246,895            3,204,037
OTHER ASSETS - NET                                                                     465,765              645,880
                                                                                   -----------          -----------
                                                                                   $11,482,734          $18,063,203
                                                                                   ===========          ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current maturities of long-term debt                                                 $120,000             $510,864
 Current portion of capital lease obligations                                           50,818                    -
 Accounts payable                                                                    1,208,537            1,081,133
 Accrued salaries and employee benefits                                                132,195              348,361
 Accrued unusual charge (Note 7)                                                       465,000              465,000
 Accrued expenses and other liabilities                                                661,477              530,850
 Accrued royalties                                                                     520,596              368,860
 Income taxes payable (Note 5)                                                           1,909                1,909
                                                                                   -----------          -----------
       Total current liabilities                                                     3,160,532            3,306,977
LONG-TERM DEBT                                                                       4,500,654            8,566,011
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                      134,089
ACCRUED UNUSUAL CHARGE (Note 7)                                                        160,526              270,868
CONVERTIBLE SUBORDINATED DEBENTURES (Note 6)                                         2,052,986            2,760,000
                                                                                   -----------          -----------
                                                                                    10,008,787           14,903,856
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY (Note 6)
 Preferred  Stock,  $.10 par value;  500,000 shares  authorized,  of which
 5,000 shares have been designated as non-voting convertible with                          500                  500
 liquidating preference of $200 per share
 and are issued and outstanding
 Common stock, $.10 par value; authorized 20,000,000 shares; issued
 3,241,848 at November 29, 1997 and March 1, 1997                                      324,185              324,185
 Additional paid-in capital                                                         12,364,503           12,364,503
 Deferred issuance cost                                                               (120,320)            (183,772)
 Accumulated deficit                                                               (11,074,984)          (9,326,132)
                                                                                   -----------          -----------
                                                                                     1,493,884            3,179,284
                                                                                   -----------          -----------
 Less 3,052 shares at November 29, 1997 and March 1, 1997
 of common stock held in treasury, at cost                                              19,937               19,937
                                                                                     1,473,947            3,159,347
                                                                                   -----------          -----------
                                                                                   $11,482,734          $18,063,203
                                                                                   ===========          ===========

 (1) Derived from audited financial statements.
 The accompanying notes are an integral part of these statements

NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                   Thirty-Nine Weeks Ended                      Thirteen Weeks Ended
                                                   -----------------------                      --------------------
                                          November 29, 1997        November 30, 1996     November 29, 1997        November 30, 1996
                                          -----------------        -----------------     -----------------        -----------------
Net Sales                                    $17,260,713              $23,098,054           $5,699,425               $8,435,399
Cost of Sales                                 13,671,952               18,817,782            4,769,433                6,937,651
                                             -----------              -----------          -----------              -----------
     Gross Profit                              3,588,761                4,280,272              929,992                1,497,748
Selling, General and Administrative
Expenses                                       5,192,418                5,755,925            1,760,576                2,032,391
                                             -----------              -----------          -----------              -----------
     Operating Loss                           (1,603,657)              (1,475,653)            (830,584)                (534,643)
Gain on Sale of Building (Note 9)                792,848                        -              792,848                        -
Interest Expense                                (938,043)                (881,256)            (295,825)                (326,866)
                                             -----------              -----------          -----------              -----------
     Net Loss                                ($1,748,852)             ($2,356,909)           ($333,561)               ($861,509)
                                             ===========              ===========          ===========              ===========
Net Loss Per Share (Note 3)                       ($0.56)                  ($0.78)              ($0.11)                  ($0.27)
                                             ===========              ===========          ===========              ===========
Weighted Average Common Shares
Outstanding                                    3,238,796                3,086,781            3,238,796                3,238,796
                                             ===========              ===========          ===========              ===========


The accompanying notes are an integral part of these statements.

                  NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Thirty-Nine Weeks Ended
                                                                                       -----------------------
                                                                                  NOVEMBER 29,         November 30,
                                                                                          1997                 1996
                                                                                  ------------         ------------
 Cash flow from operating activities
 Net (loss) income                                                                 ($1,748,852)         ($2,356,909)
 Adjustment to reconcile net (loss) income
 to net cash provided by (used in) operating activities
       Depreciation and amortization                                                   320,236              229,790
       Provisions for doubtful accounts                                                 36,000               90,000
       Gain on sale of fixed assets                                                  (998,191)                    -
       Provision for obsolete and slow moving inventory                                513,758              340,000
       Decrease (increase) in assets
       Accounts receivable                                                           1,951,025           (1,391,845)
       Inventories                                                                   1,767,468            1,258,571
       Other current assets                                                            180,412               18,299
       (Decrease) increase in liabilities
       Accounts payable                                                               127, 403             (444,644)
       Accrued expenses and other liabilities                                           66,197               28,743
       Income taxes payable                                                                  -               (1.025)
       Accrued unusual charge                                                         (110,342)            (306,007)
                                                                                   -----------          -----------

 Net cash provided by (used in) operating activities                                 2,105,114          (2,535,027)
                                                                                   -----------          -----------

 Cash flows from investing activities
       Dispositions of property, plant and equipment                                 2,916,829               72,304
       Decrease in other assets                                                        180,115                1,335
                                                                                   -----------          -----------

 Net cash providing by investing activities                                          3,096,944               73,639
                                                                                   -----------          -----------

 Cash flows from financing activities
       Prepayment of short-term debt                                                         -             (800,000)
       Payments of capital lease obligations                                           (33,372)                   -
       Issuance of common stock                                                              -              643,009
       Issuance of convertible subordinated debentures                                       -            2,760,000
       Increase in deferred finance costs                                                    -            (304,533)
       Repayments (borrowings) under revolving credit financing, net                (4,456,221)             162,666
       Repayments of long-term debt                                                   (707,014)                   0
                                                                                   -----------          -----------

 Net cash (used in) provided by financing activities                                (5,196,607)           2,461,142
                                                                                   -----------          -----------

       NET INCREASE (DECREASE) IN CASH                                                  $5,451                ($246)

 Cash at beginning of period                                                             7,941               15,085
                                                                                   -----------          -----------

 Cash at end of period                                                                 $13,392              $14,839
                                                                                   ===========          ===========

 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the period:
       Interest                                                                       $631,501             $705,134
                                                                                   ===========          ===========
       Income taxes                                                                          -                    -
                                                                                   ===========          ===========


The accompanying notes are an integral part of these statements.

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THIRTY-NINE WEEKS ENDED NOVEMBER 29, 1997 AND NOVEMBER 30, 1996
                                   (unaudited)



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

         oThe  transfer of all domestic  manufacturing  requirements  to foreign manufacturing contracting facilities. The final phase of this program was completed by the middle of the 1998 fiscal year. On October 1, 1997, the Company completed the sale of its 152,000 sq. ft. Cartersville, GA facility and relocated to more appropriate space for its packaging and distribution activities. (See Note 9).

         oStaff reductions associated with the transfer of manufacturing to offshore contractors, efficiencies and reduced volume.

         oThe relocation, in May, 1997, of executive offices and showrooms to more appropriate, lower cost facilities.

Management believes these action plans will result in a $2.5 million reduction from fiscal 1997 overhead spending levels.


         NOTE 2-CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of November 29, 1997 and the consolidated statements of operations for the thirty-nine and thirteen week periods and statements of cash flows for the thirty-nine weeks ended November 29, 1997 and November 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at November 29, 1997 and the results of their operations for the thirty-nine and thirteen week periods and cash flows for the thirty-nine weeks ended November 29, 1997 and November 30, 1996 have been made on a consistent basis.

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


         NOTE 4-INVENTORIES

Inventories are summarized as follows:

                                                                          November 29,         November 30,
                                                                              1997                  1996
                                                                              ----                  ----

                         Raw Materials                                      $787,525           $1,428,918
                         Work in Process                                   1,362,326            4,644,080
                         Finished Goods                                    3,395,363            2,485,070
                                                                           ---------            ---------

                                                                          $5,545,214           $8,558,068


         NOTE 5-INCOME TAXES

At November 29, 1997 the Company had a net deferred tax asset approximating $6,000,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carry forward for book and tax purposes of approximately $12,500,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carry forward if the ownership change, as computed under such regulations, exceeds 50%. Through November 29, 1997 the change in ownership was approximately 46%.



         NOTE 6-PRIVATE PLACEMENT

On August 15, 1996, the Company completed a $3.5 million private placement with an investment partnership. Terms of this transaction included the issuance of 250,000 shares and $2,760,000 12.5% convertible subordinated debentures which are due August 15, 2001. The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, GA. In conjunction with the sale of this property completed on October 1, 1997 (Note 9), the Company prepaid $707,000 of these debentures.

The debentures, after giving effect to the prepayment related to the sale of the Company's facility referred to above, are convertible into the Company's common stock over the next five years as follows:

          Conversion Shares                      305,000           176,967
          Conversion Price                        $3.83             $5.00


The agreement grants the investor certain registration rights for the shares issued and the Conversion Shares to be issued.

The difference between the purchase price of the shares issued and their fair market value aggregated $197,500. This was reflected as deferred issue costs and will be amortized over the expected 5 year term of the subordinated convertible debentures. The prorated portion of these costs associated with the prepaid $707,000 of these debentures were recognized in the accounting period the event occurred.

Costs associated with this private placement aggregated $409,000 including $104,000 relating to the shares issued which have been charged to paid in capital. The remaining balance of $305,000 will be amortized over the 5 year term of the debentures. The prorated potion of these costs associated with the prepaid $707,000 of these debentures were recognized in the accounting period the event occurred.

The Company utilized $533,333 of the proceeds to prepay all of its obligations pursuant to its Credit Agreement dated March 21, 1994 with Chemical Bank.


         NOTE 7-UNUSUAL CHARGE

In March, 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they are to be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. As of October 1997, pending negotiation of more favorable terms, payment under this agreement was suspended. (See Note 8).




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

Discovery proceedings are nearing completion and the Company anticipates that this matter will be resolved in fiscal year 1999.

Donald Gold Matter-

On December 9, 1997, Donald Gold, a Director of the Company, filed a Complaint against the Company in the State Court of Fulton County, State of Georgia relating to payments allegedly due to him under the March 18, 1994 Severance Agreement. The Answer in this litigation is due January 11, 1998.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the Phoenix and Donald Gold litigation, and other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operation to the Company. No provision has been made by the Company with respect to the aforementioned litigation as of November 29, 1997.

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

         NOTE 9-SALE OF  MANUFACTURING FACILITY

On October 1, 1997 the Company completed the consolidation of its facilities and sold its 152,000 sq. foot manufacturing and distribution facility in
Cartersville, GA. to Mimms Enterprises, a Real Estate Investment General Partnership, for cash aggregating $2,850,000. The Company reflected a gain on the sale in its third fiscal quarter of $793,000. The proceeds were used to repay the $525,000 financing secured by this property, to prepay $707,000 of the convertible subordinated debentures secured by a second mortgage on this property, and to pay a $176,000 prepayment penalty incurred from the prepayment of the subordinated debt. The remaining net proceeds were utilized to reduce the revolving credit financing.

The Company will be leasing 60,000 square feet of this facility through December 31, 1997. This facility was sold in conjunction with the Company's decision to transfer its manufacturing requirements to foreign manufacturing contracting facilities. It is anticipated that the annualized savings from this transaction, comprised of interest and occupancy costs, will exceed $125,000 per year.

On December 3, 1997, the Company entered into a lease for approximately 71,000 square feet of space at 435 Industrial Park Road in Cartersville, Georgia, commencing on January 1, 1998. The monthly rental amount will be $15,679 increasing based on an established formula over the five year lease term.


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

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Sales

For the nine months ended November 29, 1997, net sales declined 25% from prior year-levels to $17,260,000. Net sales for the quarter ended November 29, 1997 decreased 32% from prior year levels to $5,699,000. This decline, associated with lower unit volumes, reflects a $1.1 million increase of the Company's GUESS? products and a 51% decline from prior levels of the Company's men's fashion underwear products. The decline in the sales of the men's products is generally related to the phase-out of sales of Brittania product associated with the actions announced by Levi's to dispose of the Brittania brand. The growth in the sales of GUESS? products reflects increased sales as the Company expanded the number of department store locations carrying the product; increased sales from the introduction of new fashion products, and incremental sales associated with the Company's desire to raise cash by reducing inventory levels.

Gross Margin

Gross profit margins for the nine months ended November 29, 1997 increased from prior year levels fo 19% to 21%. Gross profit margins for the quarter ended November 29, 1997 decreased to 16% from the prior year levels of 18% . This reflects the impact of the Company's decision to manage its supply chain more effectively. By requiring its contract manufacturers to deliver product closer to the Company's forecasted demand, inventory carrying levels can be reduced. The mechanism used to accomplish this reduction is lower margin sales and close-outs. Management believes that this directive will continue to exert downward pressure on gross margins through the end of the fiscal year as inventory's are brought to optimal levels. The current fiscal year reflects reduced levels of factory overhead.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended November 29, 1997 were 30% of net sales, and 25% of net sales for the same period, last year. Selling, general and administrative expenses were 31% of sales for the quarter ended November 29, 1997 and 24% of sales for the prior year period. This increase results from the impact of the lower sales volume on fixed cost levels. Selling expenses reflect the impact of the higher variable cost elements associated with the increase in GUESS? product sales. The Company has reduced general and administrative expenses in the third fiscal quarter by over $20,000 from prior year levels, which includes $238,000 of expenses associated with the early retirement of the $707,000 subordinated debentures. Additional improvements will be reflected for the rest of the current fiscal year as the benefits of lower occupancy costs and reduced staffing levels are realized.

Interest Expense

Interest expense for the third fiscal quarter decreased $31,000 from prior year levels due to reductions of the outstanding credit facility from year end levels of $4.1 million for the nine months to date, and the prepayment of $707,000 of subordinated debentures.

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

The Company utilized the proceeds of the $3.5 million private placement to prepay existing debt. Overall, the Company has reduced its total long term and subordinated debt by $4.9 million from levels at March 1, 1997. Working capital levels have declined $4.5 million from March 1, 1997 levels reflecting reductions in receivables and inventories utilized to reduce debt levels. The $2.3 million reduction in inventory levels reflects the benefits of the Company's continuing strategy to manage its supply chain towards delivering inventory closer to forecasted demand.

The Company believes that the amended Congress credit facility, combined with the $3.5 million private placement, provides adequate financing flexibility to fund its operations at current levels. Congress Financial Corp. has permanently limited an additional $325,000 of the Company's borrowing availability. In the opinion of the Company's management, this additional reserve will not adversely impact the Company's ability to fund its operations.

The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.

The Company has fallen below American Stock Exchange guidelines for continuing listing, and as a result there is no assurance that the listing will be continued.

Any statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties. Please refer to the business risks and uncertainties discussed elsewhere in this report and in the Company's most recent report on Form 10-K.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS                                              None

ITEM 2.  CHANGES IN SECURITIES                                          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) The Company held a Special Meeting of Stockholders in Lieu of Annual Meeting on October 22, 1997.

                  (b) Not applicable.

                  (c) At the stockholders Meeting:

                  (i)  the  number  of  directors   constituting  the  Board  of
         Directors was set at nine (9), by a vote of 2,122,708 shares for and 50,648 shares against;

                  (ii) the Company's nominees for directors were elected by the following votes:

                  Nominee                   Votes in Favor      Votes to Withold
                                                                Authority


                  Stephen M. Samberg        2,121,969                0

                  Warren D. Cole            2,122,708                0

                  Robert M. Rosen           2,122,708                0

                  (iii) the Stockholders approved a motion to ratify the appointment of Grant Thornton LLP, independent certified accountants, to audit the consolidated financial statements of the Company for the fiscal year ending February 28, 1998. Such motion was approved by a vote of 2,154,199 shares in favor, 17,464 shares against and 1,685 shares abstaining.

ITEM 5.  OTHER INFORMATION                                         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a) Exhibits

          99(t)   Letter Agreement dated                        Filed Herewith
                  September 30, 1997 from Nantucket
                  Industries to NAN Investors, L.P.


Item 6(b) Reports on Form 8-K.  A Form 8-K was filed on December 22, 1997.


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


                                                  NANTUCKET INDUSTRIES, INC.
                                                  (Registrant)
                                                  By:





January 13, 1998                                  /s/      Nicholas Dmytryszyn
                                                  ------------------------------
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer)