Form 10-K
period 1998-02-28
NANTUCKET INDUSTRIES INC
filed 1998-06-16
CIK 69623

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-K

                             -----------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                          COMMISSION FILE NUMBER 1-8509

                             -----------------------


                           NANTUCKET INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                      58-0962699
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


 510 Broadhollow Road Melville, New York                     11747
(Address of principal executive offices)                   (Zip Code)


                             -----------------------
                                 (516) 293-3172
                         (Registrant's telephone number)
                             -----------------------


   Common  Stock, $.10 par value               NASD Supplemental Market
----------------------------------    ------------------------------------------
(Securities registered pursuant to   (Name of each exchange on which registered)
 Section 12(g) of the Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates of the registrant as of May 29, 1998, based on the average bid and asked price of the Common Stock on the NASD Supplemental Market on said date was $ 865,000.

AS OF MAY 22, 1998, THE REGISTRANT HAD OUTSTANDING 3,238,796 SHARES OF COMMON STOCK NOT INCLUDING 3,052 SHARES CLASSIFIED AS TREASURY STOCK.

                                  ITEMS OMITTED

THE FOLLOWING ITEMS HAVE BEEN OMITTED FROM THIS REPORT (SEE NOTIFICATION OF LATE FILING ON FORM 12B-25 FILED CONCURRENTLY HEREWITH):

PART II - ITEMS 6, 7, 8, AND 9; FINANCIAL STATEMENTS AND RELATED FINANCIAL SCHEDULES

                        ITEMS INCORPORATED BY REFERENCE.

THE FOLLOWING ITEMS ARE INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998:

PART III - ITEMS 10, 11, 12, 13

================================================================================

                                     PART I
                                     ------

ITEM 1.      BUSINESS
                                     GENERAL

         Nantucket Industries, Inc. (the "Company") produces and distributes popular priced branded men's fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. Until March 31, 1998, Nantucket also produced, under the GUESS? label, women's innerwear for sale to department and specialty stores. Packaging and distribution of the Company's product lines is based in its leased facility in Cartersville, Georgia. From November, 1992 to July 1, 1994, the Company had a manufacturing facility in Rio Grande, Puerto Rico, and until September 1997 had a manufacturing facility in Cartersville, Georgia. Currently, all of the Company's products are manufactured by offshore production contractors located in Mexico, the Far East and the Caribbean Basin.

         Due to the lack of capital resources needed to properly develop and support the GUESS? product line, the Company has initiated a strategy to discontinue its GUESS? division to focus its resources on its core mens fashion underwear business.

RESTRUCTURING STRATEGY

         As more fully described in Note 12, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd.. a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer, accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company has filed a multi-million lawsuit against Levi Strauss & Co in March 1997.

         The Company has experienced significant losses in recent years which have generally resulted in severe cash flow problems that have negatively impacted the ability of the Company to conduct its business as presently structured. The Company has defaulted on interest payments to its subordinated debt holder, and has no long term credit facility in place. As a result of the Brittania matter, the continuing losses, the interest payment default, and the lack of a long term credit facility, there can be no assurance that the Company can continue as a going concern, or that the ultimate impact or resolution of these matters will not have a materially adverse effect on the Company or on its financial condition.

         At the end of fiscal 1994, the Company began the implementation of a restructuring strategy to improve operating results and enhance its financial resources. Specific steps taken included:

         The shutdown of the Puerto Rico facility

         Improving the product mix by eliminating unprofitable lines (women's products other than those sold under the GUESS? license and socks) and terminating business with Avon Products, the principal customer of the Puerto Rico facility

         Terminating the employment contracts of its former chairman and vice chairman.

         Increasing equity through (a) the sale of $1 million of non-voting convertible preferred stock to management in fiscal 1995; (b) the $ 2.9 million sale of treasury stock to GUESS? in fiscal 1995 and (c) the completion, in August, 1996, of a private placement with net proceeds comprised of 250,000 shares of common stock ($740,000) and 12-1/2% convertible subordinated debentures ($2,351,000 net of expenses).

         Obtaining    additional   working   capital   financing   through   the
         restructuring of credit facilities.

         The Company has also taken additional steps to reduce operating costs intended to provide the Company with the ability to continue in existence. These steps, which management believes will result in a $3.5 million savings in overhead costs, include:

         The phase out of the GUESS? division, with a target completion date of the first quarter of fiscal year 1999 (reduction of $2.0 million).

         The sale of the Company's Cartersville, GA location, and the relocation
         to  more   appropriate   space  for  its  packaging  and   distribution
         facilities. (see Note 6)

         The transfer of all domestic manufacturing requirements to foreign manufacturing contracting facilities (reduction of $1.0 million).

         Staff reductions associated with the transfer of manufacturing to offshore contractors; closing the GUESS? Division, efficiencies and reduced volume (reduction of $500,000).

         The relocation of executive offices and showrooms to more appropriate, lower cost facilities.

         In connection with the implementation of these actions, the Company has reflected, in its financial statements for the fiscal years ended February 26, 1994 through March 2, 1996, unusual charges aggregating $6.4 million. These combined charges include approximately $760,000 of expenses incurred in closing the Puerto Rico facility, write-downs and reserves of asset values and other non-cash items ($1.5 million write-off of goodwill, $2.1 million writedowns of inventory, $530,000 writedowns of fixed assets), the accrual for the severance payments to the former Chairman and Vice Chairman of the Board ($1,765,000) and , in fiscal 1996, an unusual credit, as described below, of $300,000 related to the elimination of a subordinated note payable associated with the purchase of the Puerto Rico facility since the likelihood of payment on such note was considered remote. In the current fiscal year, the financial statements, through operating results, reflects $1.8 million in charges including $1.2 million associated with the phase out of the GUESS? division ($660,000 inventory write-offs, $540,000 in deferred costs and other charges), with the balance associated with write-downs, and reserves of asset values, and other non cash items.

         The Company has not yet realized the benefits of this restructuring strategy and has incurred losses of $4,490,000, $2,747,000, and $239,000 for the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996, respectively.

RECENT DEVELOPMENTS

         The Company has experienced significant losses in recent years which have generally resulted in severe cash flow problems that have negatively impacted the ability of the Company to conduct its business as presently structured. Due to the lack of capital resources necessary to develop and support the GUESS? product line, the Company with the support of GUESS? Inc. has initiated a strategy to discontinue its GUESS? Division by the first quarter of fiscal year 1999, and to refocus its resources on its core men's fashion underwear business.

         On October 1, 1997 the Company sold its 152,000 sq. ft. manufacturing and distribution facility in Cartersville GA to Mimms Enterprises, a Real Estate Investment General Partnership, for cash aggregating $2,850,000. The Company reflected a gain of $793,000, and used the proceeds to repay financing secured by the property, and to reduce long term debt. (see note 6)

         Since September, 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Straus & Co.". Sales under this license aggregated $4.5 million in fiscal 1998, $14.9 million in fiscal 1997 and $14.6 million in fiscal 1996. As of January 1, 1997, the license was renewed for a 5 year term, including automatic renewals of 2 years if certain minimum sales levels were achieved. On January 22, 1997, Levi's announced that it was seeking purchasers of its Brittania subsidiary. Nantucket's largest customer and the largest retailer of the Brittania brand, K-Mart, has advised the Company that, in light of the actions announced by Levi's, it would no longer continue its on-going commitment to the Brittania trademark.

         The Company has filed a multimillion lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breached various obligations under the licensing agreement, including without limitation, its covenant of good faith and fair dealing. The litigation is scheduled for trial during the summer of 1998. There can be no assurance that the ultimate resolution of these matters will not have a materially adverse impact of the Company or on its financial condition.

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

         In 1993, the Company, and its wholly-owned subsidiary, Nantucket Mills, Inc. initiated an action against the former owners of the Puerto Rico facility. During the first quarter of fiscal year 1999 this action was settled, and in connection with such settlement the Company received $675,000.

FINANCING ARRANGEMENTS

REVOLVING CREDIT

         The Company has a $15 million revolving credit facility with Congress Financial Corp. which expired in March, 1998, and has been extended to August, 1998. The revolving credit agreement provides for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 2-3/4% above prime. The agreement requires, among other provisions, the maintenance of minimum working capital and net worth levels and also contains restrictions regarding payment of dividends. Borrowings under the agreement are collateralized by substantially all of the assets of the Company. The Company is not in compliance with the terms of the revolving credit facility; its ability to borrow thereunder is accordingly limited.

REAL ESTATE FINANCING

         On June 8, 1994 the Company borrowed $1,500,000 under a separate 10-1/2% five year term loan with Congress Financial Corp. and repaid a $1,700,000 Industrial Revenue Bond financing. This loan was secured by the Company's facility in Cartersville, Georgia and was satisfied fully upon sale of the property in October, 1997.

CAPITAL INVESTMENT AND CHANGE OF MANAGEMENT


         In September, 1997 the Company entered into an agreement with NAN Investors LP, the holder of two Convertible Subordinated Debentures in the aggregate principal amount of $2,760,000, to release a security interest in the property sold at 200 Cook St., Cartersville, Georgia, and to extend the cure period with respect to an $172,500 interest payment default on the debentures. Nantucket agreed to pay a portion of the net proceeds from the sale of the property to retire an amount of the subordinated debt ($707,000), a prepayment premium of $176,000, and to place a person, satisfactory to NAN, as a senior operations/financial manager with the company. The forbearance agreement has been renewed on a monthly basis since November 1997. In May 1998, the Company entered into an agreement with NAN to extend the cure period with respect to $322,551 in prior interest payment defaults and for interest payments due in August 1998, until December 1998. In return the Company agreed to secure the Debentures by a first lien on all the assets of the Company to the extent not otherwise prohibited under the Congress Facility, to issue to NAN five year warrants to purchase 16,500,000 shares of Nantucket Industries, Inc. stock at a price of $.10 per share, and to cause certain members of the Board of Directors to be retained, reelected, or removed. There can be no assurances that given the Company's financial condition, that the forbearance will continue to be extended after December 1998, nor that the Company could continue as presently structured if the agreement was terminated.

         Simultaneously with the financing transactions with Congress Financial, on March 22, 1994 the Samberg Group, L.L.C. (the "Group"), a limited liability company organized under the laws of Delaware with certain senior managers of the Company as members (the "Group Members") purchased 5,000 shares of the Company's Non-Voting Convertible Preferred Stock ("Preferred Stock") for $1,000,000. The Preferred Stock acquired by the Group was convertible into shares of Common Stock, $.10 par value per share, of the Company ("Common Stock") at the rate of $5.00 per share, and was redeemable by the Company at anytime after March 1999. In May 1988 this conversion right was waived by the Samberg Group and the Company conditionally agreed to redeem the Preferred Stock.

         Also, on March 22, 1994, Stephen Samberg, who was then the President of the Company, was elected Chairman of the Board, Chief Executive Officer and Treasurer of the Company by the board of directors of the Company (the "Board"). Concurrently, George J. Gold resigned as Chairman of the Board and Treasurer of the Company and Donald D. Gold resigned as Vice Chairman of the Board and Secretary of the Company. (George J. Gold and Donald D. Gold are referred to herein collectively as the "Gold's".)

         The Gold's existing employment contracts (the terms of which were scheduled to expire on February 28, 1999) have been canceled and replaced by a Termination and Severance Agreement pursuant to which the Gold's are scheduled to receive aggregate payments for severance of approximately $400,000 per year and other benefits for five years. In fiscal 1994, $1.8 million, representing the present value of this amount was accrued.

         Finally, all of the Gold's, The Group, the Group Members and the Company have entered into a voting trust agreement (the "Voting Trust
Agreement") for a term of five years, providing for the Voting Trustee thereunder to vote shares owned by such parties as follows:

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

         (ii) in all elections for director through the remaining term of the Voting Trust Agreement, in favor of the two Gold's, Samberg and one other nominee designated by the Group, and with respect to other nominees in accordance with the direction of the beneficial owners of the shares in the voting trust with respect to their respective shares, provided that any such owner wishing to vote against any nominee must give notice thereof at least 15 days prior to the vote;

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

PRODUCTS AND SALES

         The Company manufactures and sells men's fashion underwear to mass merchandisers and, in the case of the GUESS? division, ladies' undergarments to better department and specialty stores, primarily through direct contact by salaried and commissioned Company sales personnel. All sales are made to customers generally not affiliated with the Company. These goods are sold under various licensed trademarks as well as under the private label of the customer. The Company promotes its brand name undergarments with seasonal marketing programs and sales events.

         The Company operates as a single business segment. Net sales and operating profits or losses for each of fiscal years ending February, 1998, March, 1997 and March, 1996 are presented in the accompanying financial statement captioned "Consolidated Statements of Operations".

MEN'S UNDERGARMENTS

         The Company's men's fashion briefs are sold primarily under private label, and the licensed trademarks "BRITTANIA", and "ARROW". Sales under the Brittania brand were $4.6 million in fiscal year 1998, and are not expected to be material for fiscal year 1999 (see Note 12). The Company targets undergarments marketed under each of these trademarks to different segments of the market.

GUESS? DIVISION

         The Company sells ladies' innerwear under the licensed trademark "GUESS?". These products are distributed through better department and specialty stores. Sales of GUESS? products commenced at the end of the third fiscal quarter of fiscal 1994. Sales in fiscal 1998, 1997 and 1996 of GUESS? products aggregated $7.0, $ 4.7 million and $4.9 million, with gross margins of 6.4%, 13.2% and 23.8% respectively. The Company does not have the resources to continue to support and develop the GUESS? product line into the levels required in the licensing agreement. The Company, with the support of GUESS? Inc., has initiated plans to terminate its licensing agreement, and to phase out this line of business in the first quarter of fiscal year 1999.

SOURCES OF MATERIALS

         The Company, as of February 28, 1998, purchases 100% of its production requirements as complete garments from certain of many available foreign manufacturers located in Mexico, the Far East and the Caribbean Basin.

         The Company does not have any long term contracts with any of its foreign manufacturers.

LICENSES AND TRADEMARKS

         On December 7, 1992, the Company signed an agreement with GUESS?, Inc. for the exclusive United States rights to produce and sell undergarments bearing the "GUESS?" trademark and variations thereof. The Company began shipping product under this trademark during the third quarter of fiscal 1994. Effective May 31, 1996, the license was extended through the period ended May 31, 1999. The license is subject to termination prior to its expiration if certain minimum sales goals are not met. For the contract year ending May 31, 1997, required minimum sales goals were not achieved, however, GUESS? has agreed not to terminate the license agreement as of that date. For each contract year ending after May, 1997, the minimum sales goal increases by $2,000,000. Minimum royalties are $560,000, $700,000 and $840,000 for the contract years ended May 31, 1997, 1998 and 1999 respectively. Due to the lack of capital resources necessary to develop and support the GUESS? product line, the Company with the support of the licensor, GUESS? Inc., has initiated a strategy to terminate the GUESS? license, and discontinue its GUESS? Division by the first quarter of fiscal year 1999, with an anticipated net savings to the Company of $2.0 million dollars in fiscal year 1999.

         Since September, 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Strauss & Co.". Sales under this license aggregated $4.5 million in fiscal 1998, $14.9 million in fiscal 1997 and $14.6 million in fiscal 1996. As of January 1, 1997, the license was renewed for a 5 year term, including automatic renewals of 2 years if certain minimum sales levels are achieved. On January 22, 1997, Levi's announced that it was seeking purchasers of its Brittania subsidiary. Nantucket's largest customer and the largest retailer of the Brittania brand, K-Mart, has advised the Company that, in light of the actions announced by Levi's, it would no longer continue its on-going commitment to the Brittania trademark.

         The Company has filed a multimillion dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breached various obligations under the license agreement, including without limitation its covenant of good faith and fair dealing. There can be no assurance that the ultimate resolution of these matters will not have a materially adverse impact on the Company or on its financial condition.

         On October 5, 1992, the Company signed an agreement with Cluett, Peabody & Co., Inc. for the exclusive United States rights to produce and sell men's and boys' fashion underwear, T-shirts, V-neck shirts, tank tops, briefs and boxer shorts bearing the "ARROW" trademark during the period commencing January 1, 1993 and expiring, as extended, December 31, 1999. A minimum royalty of $162,500 is guaranteed under the license for each annual period through December 31, 1996; increasing to $250,000 for each annual period from January 1, 1997 through December 31, 1999. The Company began shipping product under this trademark during the first quarter of fiscal 1994. Net sales under this license were $4.8 million in fiscal 1998, $5.7 million in fiscal 1997 and $4.8 million in fiscal 1996.

         On December 21, 1992, the Company signed an agreement with McGregor Corporation for the exclusive United States rights to produce and sell men's and boys' fashion knit underwear briefs bearing the "BOTANY 500" trademark during the period commencing on January 1, 1993 and expiring, pursuant to an extension, December 31, 2001. McGregor Corporation may, at its option, terminate the license prior to its expiration if certain minimum sales goals are not met. Minimum sales levels for calendar 1996 are $750,000 and $1 million for each calendar year thereafter through December 31, 1998. Net sales under this license were $225,000 in fiscal 1998, $652,000 in fiscal 1997 and $1.1 million in fiscal 1996. McGregor Corporation has not terminated this license in view of the fiscal 1998 sales levels. The Company is not currently producing, nor is it projecting sales under this license.

         The loss of the right to sell products under the continuing labels would have a material adverse effect on the Company.

SEASONALITY

         Sales of the Company's products are traditionally highest in the third fiscal quarter, which extends through autumn, when many of the pre-Christmas sales are made, and are typically lowest in the fourth fiscal quarter.

CUSTOMERS

         Three of the Company's customers each accounted for more than 10% of the Company's consolidated net sales during fiscal 1998, 1997 and 1996.

         For the fiscal year ended February 28, 1998, net sales to K-Mart represented 16% of total net sales for the Company, as compared to approximately 40% for fiscal years 1997 and 1996. As previously described , K-Mart, the largest retailer of the Brittania brand, has advised the Company that in light of Levi's announced decision to sell the Brittania brand, K-Mart would no longer continue its on-going commitment to the Brittania trademark While the pending lawsuit against Levi's may ultimately mitigate the effect of K-Mart's decision on the Company, there can be no assurance that the ultimate resolution of this matter will not have a materially adverse impact on the Company or its financial condition.

         For the fiscal year ended February 28, 1998, approximately 22% of the Company's consolidated net sales were made to Target Stores, as compared to 19% for fiscal 1997 and 21% for fiscal 1996.

         For the fiscal year ended February 28, 1998, approximately 23% of the Company's consolidated net sales were made to Sears, as compared to sales in the prior fiscal year of 18%. Sales in fiscal 1996 were 13% of consolidated sales.

         The Company had long standing relationships with these customers and believes that, with the exception of K-Mart, such relationships will continue. However, the loss of any of the other customers could have a material adverse effect on the Company.

         No other customer accounted for more than 10% of the Company's consolidated net sales for fiscal 1998, 1997 or 1996.

DELIVERY REQUIREMENTS

         All purchase orders are taken for current delivery and the Company has no long-term sales contracts with any customer, or any contract entitling the Company to be the exclusive supplier of merchandise to a retailer or distributor.

BACKLOG

         The backlog of orders for the Company's products at the end of February, 1998 was approximately $1 million, as compared to in excess of $2 million at the end of February, 1997 and 1996. The backlog at the beginning of each fiscal year is traditionally lower than at other times during the year, and is not necessarily indicative of sales prospects for an entire year. Although substantially all of such orders are subject to cancellation, the Company expects them to be filled within the current fiscal year.

         Backlog levels have decreased primarily due to the reduction in sales volume. The reduction in sales volumes is directly due to the wrongful actions of Levi's in exiting the "BRITTANIA from Levi Strauss & Co", and the BRITTANIA business. In addition, the backlog does not include orders for GUESS? Products with fill dates beyond March 31, 1998.

COMPETITION

         All of the Company's markets are highly competitive.

         During the past several years there has occurred a reduction in the number of retailers available to purchase the Company's products. The remaining retailers are relatively larger and possess strengthened negotiating positions. It has become increasingly important that the Company cooperate closely with its customers, who are among the largest retailers in the United States, in the development of products, programs and packaging and that it be able to quickly and completely ship orders which it receives through EDI. In prior years the Company experienced difficulty in filling all of its orders, caused in large part by the cash shortage resulting from losses at its Puerto Rico facility, the expiration of its financing arrangement with Chemical Bank, and the investment necessary to support and develop the GUESS? product line. The Company has addressed its liquidity issues by the refinancing in March 1994; the additional equity of $3.9 million raised in fiscal 1995; the $3.5 million private placement completed in August, 1996; the reduction in costs associated with the consolidation and restructuring of the operations in fiscal 1998, and the more effective management of working capital.

         The Company competes in the manufacture of its products with numerous other companies, many of which have substantially greater financial resources than the Company. The Company's competitors include manufacturers of retailers' private label, designer label and unbranded merchandise, as well as manufacturers which produce goods for sale under their own recognized name brands, including Fruit of the Loom, Inc. and Hanes.

         The Company's largest competition in the GUESS? Division's business are Calvin Klein and Jockey.

         The Company has succeeded in licensing significant brand names, primarily as a result of its past successes in extending brand names to its products. The successful implementation of a typical brand name program requires close coordination between the licensor of the trademark (who is concerned about the design and quality of product to be sold under its mark as well as the type of retail outlet in which the products will be sold), the manufacturer and the retailer. The Company considers that it has particular expertise in developing such programs. Other competitive considerations include product design expertise, packaging and shipping reliability, all of which are strong areas for the Company. As recent events indicate, the acquisition and retention of licenses to use desirable brand names is subject to legal risks as well as business considerations.

         The Company has developed and patented packaging which it believes makes its products more attractive to the consumer and more theft and damage resistant than its competitors' packaging. It involves a transparent plastic blister pack which allows single or multiple garments to be visible in a package which is heat sealed. Unlike the typical cardboard box with only a small transparent window, all garments are visible without the need to open the package and, in fact, the package cannot be opened without a cutting implement. As a result, the Company has received fewer returns of damaged merchandise. This packaging continues to receive strong acceptance, and over the years has been imitated by several of the Company's competitors.

IMPORTS

         Effective June, 1997 the Company achieved 100% sourcing of its production requirements through imported merchandise produced in factories in Mexico, the Caribbean Basin and the Far East. The Company has determined that, as a result of the high labor content of its products and the reduced delivery times due to the proximity of Mexico and the Caribbean Basin, the importing of all the Company's production requirements is advantageous.

ENVIRONMENTAL MATTERS

         The  Company  believes  that  its   Cartersville,   Ga.  packaging  and
distribution facility materially conforms to all governmental regulations pertaining to environmental quality as presently promulgated.


EMPLOYEES

         On February 28, 1998, the Company had 88 employees, of which 75 were located in Cartersville, Georgia. This represents a 59% reduction from the prior year's level of 214 employees and an overall 75% reduction in staffing since fiscal year ending 1996. This reflects the Company's decision to transfer domestic production to offshore contracting , reduction in sales volume as a result of Levi's decision to exit the Brittania business and the restructuring of the Company's operations.

         None of the Company's employees is covered by a collective bargaining agreement. The Company has never experienced a work stoppage due to labor difficulties and believes that its relations with its employees are satisfactory.


ITEM 2.            PROPERTIES

         The Company's executive offices and showrooms, containing an aggregate of 10,000 square feet of floor area, were located at 105 Madison Avenue, New York, New York. The Company occupied these premises under a lease which expired in May, 1997 and provided for aggregate annual rentals of approximately $242,000, plus increases for certain taxes, energy costs, and any legally required safety improvements.

         Effective June 1, 1997 the Company moved its executive offices to 510 Broadhollow Road, Melville, New York. The Company occupies 2,000 square feet under a lease which will expire July 31, 2002. This lease provides for aggregate rentals which increase 4% annually from $46,000 to $52,000 plus increases for certain taxes and energy costs. The Company also moved its showroom and design facility to a 2,300 square foot location at 180 Madison Avenue, New York, New York effective June 1, 1997. The lease for these premises will expire May 31, 2002, with an option (that has subsequently been exercised) to terminate the lease May 31, 1998, for a nominal fee ($8770), and provides for annual rentals of $52,000.

         The Company on October 1, 1997 completed the sale of its manufacturing and distribution facility in Cartersville, Georgia. and entered into a five year lease for approximately 71,000 square feet of space at 435 Industrial Park Road, Cartersville, Georgia, commencing on January 1, 1998. The annual rental is $188,148 increasing based on an established formula over the five year lease term. The leased Cartersville facility is used for the packaging and distribution of the Company's products.


ITEM 3.           LEGAL PROCEEDINGS

         On September 27, 1993, a civil action (case No. 93-6766) was instituted by the Company and its wholly-owned subsidiary, Nantucket Mills, Inc. ("Mills") in the United States District Court, Southern District of New York, against Stanley R. Varon and others, seeking compensatory damages of approximately $4,000,000 plus declaratory and injunctive relief for acts of alleged securities fraud, fraudulent conveyance, breach of fiduciary trust and unfair competition. The action arises out of the acquisition by Mills of all of the common stock of Phoenix Associates, Inc. ("Phoenix") from Mr. Varon and Armando Lugo on February 22, 1993. Certain claims against Mr. Varon arise from facts which predate the acquisition of Phoenix as well as from his former positions as a director, officer and employee of Nantucket. On November 16, 1993 in connection with such civil action and arbitration proceeding, Mr. Varon filed certain counterclaims against the Company and Mills alleging improper termination and breach of his Employment Agreement with the Company and breach by the Company and Mills of the Stock Purchase Agreement pursuant to which all of the stock of Phoenix was acquired from Messrs. Varon and Lugo. In his counterclaims Mr. Varon is also seeking indemnification and contribution from the Company, Mills and their respective principal officers, directors and employees. On March 29, 1996, the Company and Mills filed an amended Complaint and Demand for Jury Trial which added certain parties as defendants and alleges certain fraudulent activities which constitute a pattern of racketeering activity under the Racketeering Influenced Corrupt Organization Act. The Company has settled this litigation and will realize $675,000 from this matter in the first quarter of its fiscal year 1999.

         Levi Strauss & Co., the parent company of Brittania Sportswear Ltd.. a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced, in January, 1997, their intention to sell Brittania. In light of the actions announced by Levi's, a customer accounting for approximately $11 million of the Company's sales of Brittania product has advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company has filed a multimillion dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear Ltd. alleging that the licensor breached its obligations under the licensing agreement, including without limitations its covenant of good faith and fair dealings. This lawsuit is scheduled for trial in the summer of 1998.

         On December 9, 1997, Donald Gold, a Director of the Company (subsequently resigned), filed a Complaint against the Company in the State Court of Fulton County, State of Georgia relating to payments allegedly due him under the March 18, 1994 Severance Agreement, and is seeking damages in the amount of $219,471.76.

         On January 15, 1998 in the Supreme Court of the State of New York, Weschester County, George Gold, a Director of the Company, filed a Complaint against the Company for breach of the March 18, 1994 Severance Agreement. He is seeking damages in the amount of $559,456 plus applicable interest and legal fees, to which, on March 9, 1998, the Company filed counterclaims in a significantly larger amount.

         On February 17, 1998, Theresa M. Bohenberger, a former Vice President and Director of the Company, filed a complaint against the Company in the United States District Court for the Southern District of New York, relating to payments due her under the May 2, 1992 Severance Agreement. The Company has been in discussion with Ms. Bohenberger's counsel concerning settlement of the issues.

         Nantucket Industries, Inc. is subject to other legal proceedings and claims which are in the ordinary course of its business. In the Company's opinion, the Donald and George Gold, Theresa Bohenberger and other legal proceedings in which the Company is defendant will be successfully defended or resolved without a material adverse effect on the financial position of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's Common Stock, $.10 par value, was traded on the American Stock Exchange under the symbol "NAN" until April 17, 1998. Because the Company had fallen below American Stock Exchange guidelines for continued listing, effective April 17, 1998 the Company's Stock was delisted. It is currently traded on the NASD Supplemental Market under the symbol "NANK".

         Set forth below are the reported high and low prices of the Common Stock for each quarterly period during the past two years, as reported by the American Stock Exchange:


                                     HIGH               LOW
           FISCAL 1998
     First Quarter                  $2-5/8            $1-1/16
     Second Quarter                 1-9/16               1
     Third Quarter                  1-3/16              1/4
     Fourth Quarter                 1-3/8               1/4

           FISCAL 1997
     First Quarter                    $7              $2-3/4
     Second Quarter                 7-1/4                4
     Third Quarter                    5                3-3/8
     Fourth Quarter                2-11/16               2


         As  of  May  18,  1998,   the  Company's   Common  Stock  was  held  by
approximately 272 holders of record.

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

                                     PART IV
                                     -------

ITEM 14.           EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                   FORM 8-K

         The following is a list of all exhibits and financial statement schedules filed as part of this report, certain of which documents have been incorporated by reference to documents previously filed on behalf of the Registrant.

(a)(1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NANTUCKET INDUSTRIES, INC.
        ------------------------------------------------------------------------

                                                                                                        Page
                                                                                                        ----

Report of Independent Certified Public Accounts - Grant Thornton LLP                                     F-1

Consolidated Balance Sheets-
February 28, 1998 and March 1, 1997                                                                      F-2

Consolidated Statements of Operations - Years Ended
February 28, 1998, March 1, 1997, and March 2, 1996                                                      F-3

Consolidated Statements of Stockholders' Equity -Years Ended
February 28, 1998, March 1, 1997 and  March 2, 1996                                                      F-4

Consolidated Statements of Cash Flows - Years Ended
February 28, 1998, March 1, 1997 and  March 2, 1996                                                      F-5

Notes to Consolidated Financial Statements                                                               F-6

(a)(2)   FINANCIAL STATEMENT SCHEDULE
         ----------------------------

Schedule II - Consolidated valuation and qualifying accounts                                             F-20



(a) (3) EXHIBITS
        --------

         Exhibits which, in their entirety, are incorporated by reference to any report, exhibit or other filing previously made with the Securities and Exchange Commission are designated by an asterisk () and the location of such material is included in its description.


EXHIBIT                                                                                                PAGE
NO.            DESCRIPTION                                                                             NO.
-------        -----------                                                                            ------
(3)(a)         Certificate of Incorporation as currently in effect (filed as Exhibit 3(a) to             *
               Form 10-K Report for the fiscal year ended February 27, 1988 (the "1988
               10-K").

(3)(b)         By-Laws as currently in effect (filed as Exhibit 3(b) to the Form                         *
               8-K dated August 15, 1996).

(4)(a)         Specimen Stock Certificate (filed as Exhibit 4(b) to Registration                         *
               Statement on Form S-1, No.  2-87229  filed  October 17, 1983 (the
               "1983 Form S-1").




(4)(b)         Share Purchase Rights  Agreement,  dated as of September 6, 1988,                         *
               between  the  Company  and State  Street  Bank and Trust  Company
               (filed as Exhibit  4(a) to Form 8-K Report  dated as of September
               6,  1988),  as amended by the  following:  Amendment  No. 1 dated
               October 3, 1988 (filed as Exhibit 9 to Schedule  14D-9  Amendment
               No. 1 dated  October 4, 1988),  Amendment No. 2 dated October 18,
               1988 (filed as Exhibit 14 to Schedule 14D-9 Amendment No. 2 dated
               October  19,  1988) and  Amendment  No. 3 dated  November 1, 1988
               (filed as Exhibit  4(c) to Form 10-K  Report for the fiscal  year ended February 25, 1989 (the "1989 10-K"),  Amendment No. 4 dated as of November 17, 1988 (filed as Exhibit 1 to Amendment No. 1 to
               Form 8-A,  dated  November  18, 1988) and  Amendment  dated as of
               August 15, 1994 (filed as Exhibit  4(e) to Form 8-K dated  August
               19, 1994)

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

(10)(b)        Incentive Stock Option Plan (filed as Exhibit10(d) to the 1988
               10-K).                                                                                    *


(10)(c)        1988 Nantucket Industries, Inc. Nonstatutory Stock Option Plan                            *
               (filed as Exhibit 10(c) to the 1989 10-K).

(10)(e)(i)     Trademark Agreement between Registrant and Faberge,  Incorporated                         *
               dated  November 1, 1980  ("Trademark  Agreement")  regarding  the trademarks  "Faberge"  and  "BRUT"  for use with  men's and boy's underwear  and bathing  suits (filed as Exhibit  10(g)(i) to 1987
               10-K);  Amendment dated November 16, 1982 regarding the trademark
               "BRUT 33" (filed as  Exhibit  10(m) to 1983  S-1);  Letter  dated
               August  24,  1983 from  Faberge  to  Registrant  with  respect to renewal of the Trademark  Agreement  for an additional  five year period  (filed as Exhibit  10(g)(iii)  to 1987  10-K);  Amendment dated  May 6,  1983  regarding  the  trademarks  "BRUT  Medallion
               Design" and "Brut Royale" (filed as Exhibit  10(k)(ii) to 1983 S-
               1; Amendment  dated December 5, 1983 (filed as Exhibit  10(g)(iv)
               to the Form 10-K  Report for the fiscal  year ended March 3, 1984
               (the "1984 10- K");  Amendment  dated  October 31, 1984 (filed as
               Exhibit  10(g)(xiii)  to the Form 10-K Report for the fiscal year ended  March 2, 1985 (the "1985 10- K"));  Amendment  dated March
               14, 1986  extending  license to include  swimwear  tops (filed as
               Exhibit 10(g)(v) to the 1986 10-K; Amendment dated April 25, 1984
               (filed  as  Exhibit  10(g)(v)  to the 1984  10-K);  Letter  dated
               December 31, 1987,  extending term of Trademark  Agreement for an additional  five year period and deleting men's and boy's bathing suits  from  coverage  (filed as Exhibit  10(g)(iii)  to the 1988
               10-K);  extension dated February 24, 1989,  extending  expiration date of the  Trademark  Agreement  to February 28, 1998 (filed as
               Exhibit 10(e)(ii) to the 1989 10-K).

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

(10)(e)(v)     Amendment dated January 31, 1996 to License Agreement between the                         *
               Registrant  and BRITTANIA  Sportswear,  Ltd.  (subsidiary of Levi
               Strauss)  for the  manufacture  and  sale of  men's  and  ladies'
               loungewear  under the  "BRITTANIA"  trademark.  (Filed as Exhibit
               (10)(e)(v)  to Form  10-K  for the  fiscal  year  ending  Febuary
               27,1996)




(10)(e)(vi)    Intentionally omitted

(10)(e)(vii)   License  Agreement  between the Company and Brittania  Sportswear                         *
               Limited,  a  subsidiary  of Levi  Strauss & Co.  effective  as of
               January 1, 1997, extending the Company's license through December
               31, 1999,  for the  manufacture  and sale of men's  underwear and loungewear  under the  "BRITTANIA"  trademark  (filed as  Exhibit
               10(e)(iii)  to the Form 10-Q for the  quarter  ended  August  31,
               1996).
                                                                                                         *
(10)(f)        Modification  and  Extension  of Lease  dated  November  30, 1982 between  Registrant and Satti Development Corp. (filed as Exhibit
               10(1) to the 1983 10-K);

               (i) amendment  dated  February 16, 1988  extending  term of lease                         *
               through April 30, 1993 (filed as Exhibit 10(h) to the 1988 10-K);

               (ii) amendment dated August 15, 1991 expanding  demised premises,                         *
               extending term of lease through May 31, 1997 and modifying annual rental (filed as Exhibit 10(f)(ii) to 1992 Form 10-K).

(10)(f)(i)     Intentionally omitted.

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

                          (i)  First  Amendment  dated  August  1,  1990 to Loan                         *
                        Agreement between  Registrant and MHTC (filed as Exhibit
                        10(i)(i) to the Form 10-K Report for the fiscal
                        year ended March 2, 1991);

                         (ii) Second  Amendment  and Waiver  dated as of May 23,                         *
                        1991 to  Loan  Agreement  between  Registrant  and  MHTC
                        (filed as Exhibit (10)(i)(ii) to the 1992 Form 10-K);

                        (iii) Fifth  Amendment  and Waiver  dated as of February                         *
                        22, 1993, to Amended and Restated Credit Agreement dated
                        as of December 8, 1989, between the Registrant
                        and Chemical Bank, as successor by merger to MHTC
                        (filed as Exhibit (iii) to the Form 8-K dated March 4,
                        1993);

                        (iv) Sixth  Amendment  and  Waiver  dated as of March 4,                         *
                        1993, to Amended and Restated Credit Agreement (filed as
                        Exhibit 10(k)(iv) to 1993 10-K).

(10)(j)(i)     Revolving  Credit  Agreement dated as of December 30, 1993 by and                         *
               between  Chemical Bank,  Nantucket  Industries,  Inc.,  Nantucket
               Mills,  Inc. and Nantucket  Management  Corporation  (the "Credit
               Agreement") (filed as Exhibit 10(j)(i) to the 1994 Form 10-K).

(10)(j)(ii)    First Amendment to Credit Agreement dated as of February 28, 1994                         *
               by  and  between  Chemical  Bank,  Nantucket  Industries,   Inc.,
               Nantucket Mills, Inc. and Nantucket Management Corporation (filed as Exhibit 10(j)(ii) to the 1994 10-K).

(10)(j)(iii)   Second  Amendment to Credit  Agreement dated as of March 17, 1994                         *
               by  and  between  Chemical  Bank,  Nantucket  Industries,   Inc.,
               Nantucket Mills, Inc. and Nantucket Management Corporation (filed as Exhibit 10(j)(iii) to the 1994 10-K).

(10(k)         Intentionally omitted.

(10)(n)        Intentionally omitted

(10)(o)        Intentionally omitted





(10)(q)        Intentionally omitted
               .
(10)(p)        Intentionally omitted

(10)(t)        Intentionally omitted

(10)(u)        Intentionally omitted

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

(10)(y)        Purchase  and Sale  Agreement  dated  as of July 31,  1997 by and                         *
               among  Mimms  Investments,  a  Georgia  general  partnership  and
               Nantucket Industries, Inc. regarding the sale of the Registrant's property  at 200 Cook St.,  Cartersville,  GA.(filed  as  Exhibit
               (10)(y) to 10Q report for August 30, 1997)

(10)(y)(i)     Amendment  dated August 14, 1997 to Purchase  and Sale  Agreement                         *
               dated as of July  31,  1997 by and  among  Minns  Investments,  a
               Georgia general partnership regarding the sale of the Registrants property  located  at 200 Cook  St.,  Cartersville,  GA (filed as
               Exhibit (10)(y)(i) to 10Q report for August 30, 1997).

(10)(y)(ii)    Amendment  dated August 27, 1997 to Purchase  and Sale  Agreement                         *
               dated as of July  31,  1997 by and  among  Minns  Investments,  a
               Georgia general partnership regarding the sale of the Registrants property  located  at 200 Cook  St.,  Cartersville,  GA(filed  as
               Exhibit (10)(y)(ii) to 10Q report for August 31,1997)

(10)(z)(i)     Intentionally omitted

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

(10)(z)(iv)    Amendment  No. 3 dated  July 1, 1997 to that  certain  Employment                    Filed Herewith
               Agreement  dated as of March 18,  1994 by and  between  Nantucket
               Industries, Inc and Stephen M. Samberg.

(10)(aa)       License  Agreement dated October 5, 1992 between Cluett Peabody &                         *
               Co.,  Inc. and  Registrant  with  respect to the ARROW  trademark
               (filed as Exhibit 2 to Form 10Q Report for November 28, 1992).

(10)(bb)       License Agreement dated December 9, 1992 between GUESS?, Inc. and                         *
               Registrant with respect to the GUESS? trademark (filed as Exhibit
               3 to Form 10Q Report for November 28, 1992)

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

(10)(ff)(i)    Letter Agreement dated July 10, 1995 amending License Agreement                           *
               between the Registrant and McGregor  Corporation  with respect to the Botany 500  Trademark  (filed as  Exhibit  10(ff)(i)  to 1996
               10-K.)

(10)(gg)       Severance  Agreement  dated as of March  18,  1994 by and among                           *
               Nantucket  Industries  George J. Gold and Donald  Gold  (Filed as
               Exhibit  10(gg) to the 1994 Form 10-K),  as amended by  Amendment dated  August 17, 1994 (filed as Exhibit  99(b) to Form 8-K dated
               August 15, 1996)

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

(10)(ii)(i)    Amendment  No.  2 dated  July  31,  1996,  to Loan  and  Security
               Agreement dated as of March 21, 1994, among Nantucket Industries,
               Inc. and Congress  Financial Corp. (filed as Exhibit 99(o) to the
               Form 8-K dated August 15, 1996)

(10)(ii)(ii)   Amendment  No. 3 dated  August  15,  1996,  to Loan and  Security                         *
               Agreement dated as of March 21, 1994, among Nantucket Industries,
               Inc. and Congress  Financial Corp. (filed as Exhibit 99(p) to the
               Form 8-K dated August 15, 1996).

(10)(ii)(iii)  Amendment  No.4  dated  March  18,  1997  to  Loan  and  Security                         *
               Agreement dated as of March 21, 1994 among Nantucket  Industries,
               Inc and Congress  Financial Corp (filed as Exhibit  (10)(ii)(iii)
               to 10Q report for August 30, 1997).

(10)(ii)(iv)   Amendment  No.  5 dated  March  31,  1997 to  Loan  and  Security                         *
               Agreement dated as of March 21, 1994 among Nantucket  Industries,
               Inc and Congress Financial Corp (filed as Exhibit (10)(ii)(iv) to
               10Q report for August 30, 1997).

(10)(ii)(v)    Amendment No. 6 dated May 4, 1997, to Loan and Security Agreement                         *
               dated as of March 21, 1994,  among Nantucket  Industrie,  Inc and
               Congress  Financial  Corp  (filed as Exhibit  (10)(ii)(v)  to 10Q report for August 30, 1997).

(10)(ii)(vi)   Extention dated March 20, 1998 to the Loan and Security Agreement                   Filed Herewith
               dated as of March 21, 1994, among Nantucket  Industries,  Inc and
               Congress Financial Corp.

(10)(ii)(vii)  Extention  No. 2 dated  May 20,  1998 to the  Loan  and  Security                   Filed Herewith
               Agreement dated as of March 21, 1994, among Nantucket Industries.
               Inc and Congress Financial Corp.

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

(10)(mm)       General Security Agreement by Nantucket Management Corporation in                         *
               favor of  Congress  Financial  Corp.  dated as of March 21,  1994
               (filed as Exhibit 99(f) to 1994 8-K).

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

(10)(qq)       Security  Agreement  by and between  Management  Corporation  and                         *
               Chemical  Bank dated as of March 21, 1994 (filed as Exhibit 99(j)
               to 1994 8-K).

(10)(rr)       Deed to Secure Debt,  Security Agreement and Assignment of Leases                         *
               and Rents by Nantucket Industries, Inc. to Chemical Bank dated as of June 8,  1994  (filed  as  Exhibit  10(ss)  to the  1994  Form
               10-K).and Assignment of Leases and Rents by Nantucket Industries,
               Inc. to Congress Financial  Corporation dated June 8, 1994 (filed as Exhibit 10(rr) to the 1994 Form 10-K).

(10)(ss)       Deed to Secure Debt,  Security Agreement and Assignment of Leases                         *
               and Rents by Nantucket Industries, Inc. to Chemical Bank dated as of June 8, 1994 (filed as Exhibit 10(ss) to the 1994 Form 10-K)

(10)(tt)       Employment  Agreement  dated  November  23,  1994 by and  between                         *
               Registrant and Raymond L. Wathen (filed as Exhibit 10(tt) to Form
               10-K Report for the fiscal year ended February 25, 1995).

(10)(tt)       Amendment to Employment  Agreement  entered into as of January 1,                         *
               1996 between Registrant and Raymond L. Wathen.  (Filed as Exhibit
               10(tt)(i) to 1996 10-K)

(10)(uu)       Employment Agreement dated July 1, 1994 by and between Registrant                         *
               and  Ronald  S.  Hoffman  (filed as  Exhibit  10(uu) to Form 10-K
               Report for the fiscal year ended February 25, 1995).

(10)(uu)(i)    Letter  Agreement  dated June 12,  1995  between  Registrant  and                         *
               Ronald S. Hoffman,  extending the term of his  employment to June
               30, 1996. (Filed as Exhibit 10(uu)(i) to 1996 10-K)



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

(10)(vv)       Employment  Agreement  dated as of  January  1996 by and  between                         *
               Registrant and Joseph  Visconti.(Filed  as Exhibit 10(vv) to 1996
               10-K)

(10)(vv)(i)    Amendment  dated  August  9,  1996  to  that  certain  Employment                         *
               Agreement  dated as of January 1, 1996 by and  between  Nantucket
               Industries,  Inc and Joseph  Visconti  (filed as Exhibit 99(d) to the Form 8-K dated August 15, 1996).

(10)(vv)(ii)   Amendment  No.  2  dated  as of July  1,  1997  to  that  certain                    Filed Herewith
               Employment  Agreement  dated as of January 1, 1996 by and between
               Nantucket Industries and Joseph Visconti.

(10)(ww)       First  Amendment,  dated as of  December  15, 1995 to Amended and                         *
               Restated  Credit  Ageement  dated as of  March  21,  1994,  among
               Nantucket Industries, Inc. and its subsidiaries and Chemical Bank
               (filed as Exhibit  (10)(vv)  to Form 10-Q  Report for the quarter ended November 25, 1995.

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

(10)(zz)       Press Release dated March 10, 1997 (filed as Exhibit 99(r) to the                         *
               Form 8-K dated March 7, 1997).

(10)(aaa)      Lease between  Registrant and First  Industrial LP dated December                         *
               3, 1997 (filed as Exhibit  99(S) to Form 8-K dated  November  26,
               1997)

(10)(bbb)      Letter   Agreement   dated  September  30,  1997  from  Nantucket                         *
               Industries,  Inc. to NAN  Investers,LP(filed  as Exhibit 99(t) to the 10Q report for November 29, 1997.)

(10)(bbb)(i)   Letter  Agreement  No.  2  dated  May  19,  1998  from  Nantucket                    Filed Herewith
               Industries to NAN Investers LP.

(10)(ccc)      Termination  of License  Agreement  dated March 25, 1998  between                    Filed Herewith
               GUESS? Inc. and the Registrant.


(c)      SUBSIDIARIES OF THE COMPANY
         ---------------------------


                                                       STATE OF                             DOING BUSINESS
                 NAME                               INCORPORATION                                NAME
                 ----                               -------------                           --------------
Nantucket Mills, Inc                                   Delaware                           Phoenix Associates,
                                                                                         Inc. (in Puerto Rico)

Nantucket Management Corp*                             New York                                  N/A
* Dissolved as of December, 1995, pursuant to vote dated October 17, 1995



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.

                                                              NANTUCKET INDUSTRIES, INC.


June 15, 1998                                                 By: /S/ Stephen M. Samberg
                                                                 --------------------------------------------------
                                                                  Stephen M. Samberg, Chairman of the Board
                                                                   and Chief Executive Officer/
                                                                  (principal executive officer)

June 15, 1998                                                 By: /S/ Nicholas J. Dmytryszyn
                                                                 --------------------------------------------------
                                                                  Nicholas J. Dmytryszyn,  Chief Financial Officer
                                                                  (principal financial and accounting officer)




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


June 15, 1998                       /S/ Stephen M. Samberg
                                    ------------------------------------------
                                    Stephen M. Samberg, Chairman of the Board
                                     and Chief Executive Officer


June 15, 1998                       /S/ Steven Schneider
                                    ------------------------------------------
                                    Steven Schneider, Director

June 15, 1998                       By: /S/ Kenneth Klein
                                    ------------------------------------------
                                    Kenneth Klein, Director


June 15, 1998                       By: /S/ Mark M. Feder
                                    ------------------------------------------
                                    Mark M. Feder, Director