Form 10-K/A
period 1998-02-28
NANTUCKET INDUSTRIES INC
filed 1998-06-29
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-K/A
                               -------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934


                           NANTUCKET INDUSTRIES, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                                 AMENDMENT NO. 1
                                 ---------------

          The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended February 28, 1998, as set forth in the pages attached hereto:

ITEM 10:        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11:        EXECUTIVE COMPENSATION

ITEM 12:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS; AND

ITEM 13:        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NANTUCKET INDUSTRIES, INC.
                                             (Registrant)


Dated:  June 28, 1998                      By: /s/ Nick S. Dmytryszyn
                                              -----------------------
                                              Nick S. Dmytryszyn
                                              Chief Financial Officer
                                             (Chief Accounting Officer)

                The text of Items 10, 11, 12 and 13 comprising Part III of Registrant's Annual Report on Form 10-K, for the fiscal year ended February 28, 1998, which presently consists of an incorporation by reference to Registrant's definitive proxy statement, is hereby amended to substitute therefor the full text of such Items as set forth in the pages attached hereto.

                         AMENDED ITEMS 10, 11, 12 AND 13
                                     OF THE
                          ANNUAL REPORT ON FORM 10-K OF
                   NANTUCKET INDUSTRIES, INC. (the "Company")
                   FOR ITS FISCAL YEAR ENDED FEBRUARY 28, 1998


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The table below sets forth for each director at February 28, 1998, such director's name, age and other positions with the Company as at that date.


DIRECTOR (AGE) AND POSITION                                                                          YEAR FIRST
    WITH THE COMPANY                                                                              ELECTED DIRECTOR
---------------------------                                                                       ----------------
                                      CLASS I - CURRENT TERM EXPIRES IN 2000
                                      --------------------------------------
Stephen M. Samberg (53)                  Chairman of the Board, President                             1988
                                          and Chief Executive Officer

Robert M. Rosen*# (53)                                                                                1983

Steven Schneider (44)                                                                                 1997

                                      CLASS II - CURRENT TERM EXPIRES IN 1998
                                      ---------------------------------------
George J. Gold (76)                                                                                   1966

James H. Carey  (66)                                                                                  1997

Kenneth Klein (59)*                                                                                   1996

                                     CLASS III - CURRENT TERM EXPIRES IN 1999
                                     ----------------------------------------
Richard Ryan# (49)                                                                                    1997

Marc M. Feder (47)                                                                                    1997

  ---------------------------
*   Member of the Audit and Compensation Committees
#   Resigned effective May 20, 1998

Set forth below is information regarding the principal occupations of each current director during the past five years and other directorships held by each such director in public companies.

George J. Gold had been Chairman of the Board, Chief Executive Officer and Treasurer of the Company, which positions he resigned on March 18, 1994.

Steven Schneider has been President of Urban Marketing and Sales, a sales and marketing company which represents apparel businesses including Bear USA, AXO Sports, Changes, Rp-55, Spiewak and Timberline. Mr. Schneider is also the co-owner of two retail apparel stores in New York.

James H. Carey has been Managing Director of Briarcliff Financial Associates, Inc. (since June, 1991) and former Chief Executive Officer, Director and Treasurer of National Capital Benefits Corporation (between 1993 and 1995). Prior thereto he was President and Chief Executive Officer, The Berkshire Bank (May 1989 to June 1991) and Executive Vice President of Chase Manhattan Bank. Mr. Carey is also a director of Airborne Freight Corporation, Jonathan Woodner Company, The Midland Company, the Cowen family of seven mutual funds, The Murray & Isabella Rayburn Foundation and Chairman of the U.S. Committee for UNICEF. He is a former director of NCB Insurance Limited (Bermuda).

Marc M. Feder has been President and Corporate Counsel for Fulcrum Investments Corp., a real estate lender and purchaser. From 1993, until his affiliation with Fulcrum, Mr. Feder participated as an investor in several venture capital transactions. In 1995 and 1996, he also was a principal of Sandmark Industries.

Kenneth Klein has been engaged in the private practice of law since January 1, 1997. From 1994 until December 1996, Mr. Klein served as President and a director of National Capital Benefits Corp. a financial services company. From January 1992 to March 1994 Mr. Klein was the President of Viatical Funding Company, a financial services company. From January 1988 to January 1992, Mr. Klein was the Senior Vice President, Chief Operating Officer and General Counsel of Amivest Corporation, a New York Stock Exchange, Inc. Member Firm and an NASD Registered Investment Advisor. Mr. Klein also serves as a director or trustee of several privately-held companies and not-for-profit entities. Mr. Klein serves as a director pursuant to the Purchase Agreement with NAN Investors, L.P. as further described under the heading "Certain Relationship and Related Transactions."

Stephen M. Samberg has been Chairman of the Board and Chief Executive Officer of the Company since March 18, 1994, and President effective April 1, 1998. He has also been in charge of the Company's men's underwear sales operations since 1988.

Executive officers of the Company are elected annually for a term of office expiring at the Board of Directors meeting immediately following the next succeeding Annual Meeting of Stockholders, or until their successors are duly elected and qualified. The Company's Chairman, CEO and President is employed under a written employment contract (described below).

Section 16(a) Ownership Reporting Compliance
--------------------------------------------
                Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to the Company during the fiscal year ended February 28, 1998 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended February 28, 1998, no director, officer or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended February 28, 1998 or any previous fiscal year except as follows:

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

All such late filings were in fiscal year 1997.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

                Directors, other than those employed by the Company, are paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                The law firm of Lane Altman & Owens LLP, of which Robert M. Rosen, a director of the Company and a member of the Compensation Committee until May, 1998, is a partner, is general counsel to the Company. Legal fees accrued for professional services rendered by Lane Altman & Owens LLP to the Company in fiscal 1998 were in the amount of $132,353, exclusive of certain fees with respect to litigation which is the subject of a contingent fee agreement.

                There are no other relationships or transactions involving members of the Compensation Committee during the fiscal year ended February 28, 1998 required to be reported pursuant to Item 402(j) of Regulation S-K.

SUMMARY COMPENSATION TABLE

                The Summary Compensation Table shows compensation information for the Company's Chief Executive Officers and each of the four other most highly compensated executive officers of the Company during the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996.

                The Summary Compensation Table appears on pages 6 and 7.

OPTION/SAR GRANTS IN FISCAL YEAR ENDED FEBRUARY 28, 1998

                No Option/SAR agents were made to the CEO and the other named executives in the fiscal year ended February 28, 1998.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED
FEBRUARY 28, 1998 AND FISCAL YEAR-END OPTION/SAR VALUES

                See page 8.

LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED
FEBRUARY 28, 1998

                No Long Term Incentive Plan Awards were made to the CEO and other named executives in the fiscal year ended February 28, 1998.

SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM COMPENSATION
                                                                                          ----------------------
                                 ANNUAL COMPENSATION                                          AWARDS   PAYOUTS
                                 -------------------                                          ------   -------
                                                                      OTHER
                                                                      ANNUAL    RESTRICTED                           ALL
       NAME AND PRINCIPAL                                            COMPEN-       STOCK    OPTIONS/     LTIP       OTHER
                                FISCAL          SALARY      BONUS     SATION      AWARDS      SAR       PAYOUTS  COMPENSATION
            POSITION             YEAR          ($) (1)       ($)      ($)(9)        #(3)       #          ($)      ($) (2)
=================================================================================================================================

Stephen M. Samberg
     Chairman of the Board,      1998          $370,942      $0      $79,280         0          0         $0       $14,786
     Chief Executive Officer,    1997          $518,000      $0         $0           0          0         $0        $1,152
     President and Director      1996          $522,769      $0         $0           0          0         $0        $4,152

Ronald S. Hoffman (4)
     Vice President-Finance,     1998          $112,500      $0         $0           0          0         $0        $6,152
     Chief Financial Officer,    1997          $150,000      $0         $0           0          0         $0        $1,152
     Secretary and Director      1996          $152,885      $0         $0           0          0         $0        $3,696

Nicholas Dmytryszyn (5)          1998          $ 27,692       $0        $0          $0         $0         $0          $0
     Chief Financial Officer     1997             $0         $0         $0          $0         $0         $0          $0
     and Secretary               1996             $0         $0         $0          $0         $0         $0          $0

George G. Gold                   1998             $0         $0         $0           0          0         $0       $71,515 (6)
     Director                    1997             $0         $0         $0           0          0         $0      $250,061 (6)
                                 1996             $0         $0         $0           0          0         $0      $356,730 (6)

Donald D. Gold                   1998             $0         $0         $0           0          0         $0       $93,497 (6)
     Director                    1997             $0         $0         $0           0          0         $0      $104,061 (6)
                                 1996             $0         $0         $0           0          0         $0       $89,717 (6)


                                                                                          LONG TERM COMPENSATION
                                                                                          ----------------------
                                 ANNUAL COMPENSATION                                          AWARDS   PAYOUTS
                                 -------------------                                          ------   -------
                                                                      OTHER
                                                                      ANNUAL    RESTRICTED                           ALL
       NAME AND PRINCIPAL                                            COMPEN-       STOCK    OPTIONS/     LTIP       OTHER
                                FISCAL          SALARY      BONUS     SATION      AWARDS      SAR       PAYOUTS  COMPENSATION
            POSITION             YEAR          ($) (1)       ($)      ($)(9)        #(3)       #          ($)      ($) (2)
=================================================================================================================================

Stephen P. Sussman (7)           1998          $85,846       $0         $0           0         0          $0         $6,152
                                 1997          $144,000      $0         $0           0         0          $0         $1,152
                                 1996          $146,769      $0         $0           0         0          $0         $4,087

Joseph Visconti (8)              1998          $166,346      $0       $15,692        0         0          $0         $1,152
     President and Director      1997          $300,000      $0         $0           0         0          $0         $1,152
                                 1996          $519,239      $0         $0           0       30,000       $0             $0


(1) Includes amounts deferred at the election of each of the named executive officers pursuant to the Company's 401(k) Profit Sharing Plan.
(2) Comprised of 401(k) contributions in fiscal 1996 and life insurance premiums which benefits are payable to the estates of the named executive officers, except where specifically footnoted as pursuant to the Severance Agreement. For fiscal 1997 and 1998, no 401(k) contributions were made and other compensation reported hereunder was comprised solely of life insurance premiums (for all), consulting fees (for Messrs. Sussman and Hoffman in 1998), and automobile lease payments (for Mr. Samberg in 1998).
(3) The options reflected were awarded pursuant to the Company's 1992 Executive Long-Term Option Plan.
(4) Mr. Hoffman resigned his positions as Vice President - Finance, Chief Financial Officer, Secretary and Director of the Company effective November 22, 1997. His employment contract expired on June 30, 1997, and was not extended. He continued to be employed by the Company on an at-will basis until his resignation in November, 1997.
(5) Mr. Dmytryszyn was hired in November, 1997 as Chief Financial Officer. He was elected as Secretary in May, 1998.
(6) Amounts paid pursuant to the Severance Agreement dated as of March 18, 1994 more fully described hereinabove.
(7) Mr. Sussman managed the Company's production and distribution facility in Cartersville, Georgia through May 31, 1997. He provided consulting services to the Company on a project basis thereafter as requested until the end of the term of his employment contract on February 28, 1998.
(8) Mr. Visconti resigned his position as a Director effective November 24, 1997. His employment contract with the Company was terminated effective March 31, 1998.
(9) Other annual compensation paid to Messrs. Samberg and Visconti for fiscal 1998 is comprised of sales commissions.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES(1)
----------------------------------------------------

                                VALUE OF UNEXERCISED IN-
                                THE-MONEY OPTIONS/SARS
                                SHARES AT FY-END ($)                                         NUMBER OF SECURITIES UNDERLYING
                                ACQUIRED ON EXERCISABLE/                                     UNEXERCISED OPTIONS/SARS AT
                                EXERCISE (#)                                                 FY-END (#) EXERCISABLE/
NAME                            UNEXERCISABLE(2)                  VALUE REALIZED ($)         UNEXERCISABLE(3)
----                            ----------------                  ------------------         ----------------
Stephen M. Samberg              0
                                $0/$0                             $0                         45,000/30,000


(1) There are currently no outstanding stock appreciation rights.
(2) No outstanding options were in the money at the end of fiscal 1998.
(3) 18,000, 13,500 and 12,000 of securities underlying unexercised options of Messrs. Hoffman, Sussman and Visconti, respectively, were terminated pursuant to the terms thereof upon the occurrence of each such person's ceasing to be employed with the Company as described herein.

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

         Under the Severance Agreement, the Company also provided certain benefits to the Golds in respect of sales of shares of the Company's Common Stock ("Shares") by them during the period September 1, 1994 to August 31, 1996 (the "Resale Period"). Such benefits provided, in general and subject to certain limitations, that, for up to 100,000 Shares in the case of George J. Gold and 60,000 Shares in the case of Donald D. Gold, the Company would pay to the Golds for each Share sold by them for less than $5.00 during the Resale Period, 80% of the lesser of (a) $1.50 and (b) the difference between the sale price per Share and $5.00. The Golds sold a total of 157,875 Shares of Common Stock including 88,400 shares at prices below $5.00 per share. Further, the Severance Agreement provides for the Company, in general and subject to specific limitations, to issue as of April 1, 1997, warrants for the purchase of up to 157,875 Shares to the Golds. The number of such warrants to be issued to George Gold is 93,840 and the number of such warrants to be issued to Donald D. Gold is 64,035, the number of shares sold by each of them during the Resale Period. As to each of the Golds, the Severance Agreement provides that the aggregate exercise price for the warrants issued to each of them will equal the aggregate gross proceeds from his sales of Shares during the Resale Period. As of the date hereof, the warrants have not been issued to the Golds.

         As of March 1, 1994, the Company and Stephen M. Samberg, in connection with his election as Chairman of the Board and Chief Executive Officer, entered into a new employment agreement (the "1994 Agreement"). Under the 1994 Agreement, Mr. Samberg's annual base compensation is $518,000 and he is entitled to discretionary bonuses as determined by the Compensation Committee, in an amount not to exceed $300,000 per year. The 1994 Agreement also provides that Mr. Samberg is eligible for the Company's other compensatory plans and that the Company will provide health and disability insurance for Mr. Samberg and reimburse all reasonable business expenses. Effective July 1, 1997, the 1994 Agreement was amended and Mr. Samberg's annual base compensation was reduced to $318,000. The Amendment also provides for Mr. Samberg to receive commissions equal to 1 1/2% of net sales of the Company's products. The maximum amount of Mr. Samberg's annual cash compensation is not to exceed $518,000 in any one year. Mr. Samberg is still entitled to receive discretionary bonuses determined by the Compensation Committee.

         On July 1, 1994, the Company entered into a one (1) year employment agreement (extended through June 30, 1997) with Ronald S. Hoffman which provides for an annual salary of $150,000. As additional contingent compensation, Mr. Hoffman was granted options to purchase 30,000 shares of Common Stock under the 1992 Executive Long Term Stock Option Plan. The agreement also requires the Company to provide health and life insurance and to reimburse all reasonable business expenses. Mr. Hoffman's agreement expired on June 30, 1997, and was not extended. Mr. Hoffman continued to be employed by the Company on an at-will basis as an officer and director until his resignation in November, 1997.

         As of January 1, 1996, the Company entered into an employment agreement with Joseph Visconti which provides for an annual salary of $200,000 plus a bonus for each fiscal year based on increases in sales from those achieved in fiscal 1996, which bonus in the first fiscal year shall not be less than $100,000. Effective July 1, 1997, the employment agreement was amended and Mr. Visconti's annual salary was reduced to $150,000 and his bonus program was eliminated. In addition to his salary Mr. Visconti will be entitled to receive commissions on the Company's net sales equal to 1 1/2% and 1/2% of certain customer accounts to be identified by the Company. Mr. Visconti was granted options to purchase 30,000 shares of Common Stock under the Stock Option Plan. The agreement also required the Company to provide health and disability insurance and to reimburse all reasonable business expenses. The Agreement was terminated as of March 31, 1998.

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


ITEM NO. 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of June 24, 1998 the beneficial share ownership of each current director and executive officer owning Common Stock, and of all current officers and directors as a group.


NAME AND ADDRESS OF            AMOUNT AND NATURE OF
BENEFICIAL OWNER               BENEFICIAL OWNERSHIP                         PERCENT OF CLASS(1)
-------------------            --------------------                         -------------------

George J. Gold                      359,078(2)                                    11.09%
209 Sterling Road
Harrison, NY 10528

Stephen M. Samberg                   76,003(3)                                     2.31%
510 Broadhollow Road
Melville, NY 11747

Steven Schneider                         0                                         *
2016 Linden Blvd, Suite 17
Elmont, NY  11003

James Carey                              0                                         *
Canterbury Road
Manchester, VT  05254

Marc M. Feder                            0                                         *
652 Harris Avenue
Staten Island, NY 10314

Kenneth Klein                            0                                         *
242 E. 72nd. Street
Apt. # 7A
New York, NY 10021



All directors and officers as a        435,081                                    13.25
group (9 persons)


*Less than 1%

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

(2) All such shares are subject to the Nantucket Industries Stock Voting Trust u/i/d March 22, 1994 (the "Voting Trust"). In addition, the Severance Agreement provides for the Company to issue, as of April 1, 1997, warrants for the purchase of up to a total of 157,875 shares to George J. Gold and Donald D. Gold. Such warrants have not yet been issued.

(3) Includes 20,303 shares which are subject to the Voting Trust and 45,000 shares that may be issued to Mr. Samberg pursuant to immediately exercisable stock options, but does not include or assume conversion of any of the 5,000 shares of the Company's Non-Voting Convertible Preferred Stock issued to the Samberg Group, LLC, which Preferred Stock by its terms is convertible into 232,000 shares of the Company's Common Stock, but which conversion right was waived by the Samberg Group in May, 1998. The Company has conditionally agreed to redeem such Preferred Stock.

         In addition, each of the following has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.


NAME AND ADDRESS OF                          AMOUNT AND NATURE OF
BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP               PERCENT OF CLASS(1)
----------------                             --------------------               -------------------
Dimensional Fund Advisors, Inc.                   176,765(2)                          5.46%
1229 Ocean Avenue
Santa Monica, CA

The Samberg Group, L.L.C.                         232,000(3)(5)                       6.68%
510 Broadhollow Road
Melville, NY 11747

GUESS?, Inc.                                      422,835                             13.06%
1444 South Alameda Street
Los Angeles, CA 90021



Guess Group(4)                                    544,834                             16.82%
NAN Investors, L.P.                          16,750,000(6)                            84.86%
c/o Fundamental Capital Corp.
291 Ocean Avenue
Lawrence, NY 11559


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

(3) The Samberg Group, L.L.C. owns 5,000 shares of the Company's Non-Voting Convertible Preferred Stock, which by its terms is convertible into 232,000 shares of the Company's Common Stock. In May, 1998, the Samberg Group waived this conversion right and the Company conditionally agreed to redeem the Preferred Stock. Thus, as of May, 1998, the Samberg Group disclaims beneficial ownership of all 232,000 shares of the Company's Common Stock previously reported as owned by it. See also "Certain Relationships and Related Transactions."

(4) The Guess Group comprises Guess ?, Inc. ("GUESS?") and those other Reporting Persons set forth in the Schedule 13D dated August 26, 1994, as amended through December 23, 1997.

(5) In accordance with Rule 13d-3(d) of the 1934 Act, assumes the conversion into 232,000 shares of Common Stock of the Non-Voting Convertible Preferred Stock held by the Samberg Group, L.L.C.
         See also Note (3) above.

(6) In accordance with Rule 13d-3(d) of the 1934 Act, assumes conversion of 16,500,000 currently exercisable warrants into an equal number of shares of Common Stock. Such warrants were issued on May 21, 1998 to NAN Investors, L.P. pursuant to a Forbearance Agreement filed as Exhibit (10)(bbb)(i) to the Form 10-K of which this Amendment is a part. The percentage ownership shown above for NAN Investors, L.P. does not assume the conversion of the 12.5% Convertible Subordinated Debentures in the original principal amount of $1,168,150 into 305,000 shares of Common Stock or the conversion of the Convertible Subordinated Debenture in the original principal amount of $1,591,850 into 318,370 shares of Common Stock, which securities were purchased on August 15, 1996 by NAN Investors because NAN Investors has waived its rights to convert such Debentures. See "Certain Relationships and Related Transactions."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, the Golds, Messrs. Samberg, Sussman, Raymond L. Wathen (a former employee of the Company), Robert Polen (a former employee of the Company), and The Samberg Group, L.L.C., a limited liability company organized in Delaware, entered into a Management Agreement as of March 1, 1994, pursuant to which the Company on March 22, 1994 sold 5,000 shares of Non-Voting Convertible Preferred Stock to The Samberg Group for $1,000,000. Such preferred stock is convertible into shares of the Company's Common Stock at the rate of $5.00 per share and is redeemable by the Company at any time after March, 1999. In May, 1998, this conversion right was waived by the Samberg Group and the Company conditionally agreed to redeem the Preferred Stock. Messrs. Samberg, Sussman, Wathen and Polen and Mr. Hoffman's wife are each members of The Samberg Group.

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

         Pursuant to the Management Agreement, the Severance Agreement described above was entered into by the Golds and the Company, the 1995 Agreement described above was entered into by Mr. Samberg and the Company, and an employment agreement was entered into by Mr. Wathen and the Company. Mr. Wathen's employment agreement was subsequently terminated effective March 31, 1998.

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

         The Guess Group initially designated Roger A. Williams, the Executive Vice President and Chief Financial Officer of GUESS?, to serve as a director of the Company, and he was elected to such position in 1994. The Guess Agreement requires the Company and the Samberg Group to each use its best efforts to cause one individual designated collectively by the Guess Group to be elected a director of the Company at future annual meetings of the Company so long as the Guess Group and their affiliates beneficially own in the aggregate at least the lesser of 490,000 shares of Common Stock or 15% of the outstanding Common Stock. Mr. Williams resigned from the Board of Directors effective July 21, 1997. The Guess Group did not designate another individual to serve as a director.

         As a condition to the Guess Agreement, the Company amended its Share Rights Agreement so that the Guess Group's acquisition of Common Stock would not trigger any defensive measures thereunder. Provisions were made in each executive officer's employment agreement and the Severance Agreement so that such acquisition would not be a "Change in Control" under those agreements.

         The Company is licensed by GUESS? to manufacture and sell certain garments under the GUESS? trademarks. Effective May 31, 1996, the License was extended though the period ended May 31, 1999. For the contract year ending May 31, 1997, minimum sales of $8 million were required but not achieved by the Company. However, GUESS? agreed not to terminate the license agreement at that time and the Company agreed that GUESS?, in its sole and subjective discretion, could terminate the license agreement at any time after December 31, 1997. For each contract year after May, 1997, the minimum sales goal increases by $2,000,000. In addition, minimum royalties are $560,000, $700,000 and $840,000 of the contract years ended May 31, 1997, 1998 and 1999, respectively. Due to the lack of capital resources necessary to develop and support GUESS? product line, the Company, with the Support of GUESS, Inc. has initiated a strategy to terminate the GUESS? license and discontinue its GUESS Division by the first quarter of fiscal 1999.

         On August 15, 1996, pursuant to a Common Stock and Convertible Subordinated Debenture Purchase Agreement dated as of August 13, 1996 (the "Purchase Agreement") between the Company and NAN Investors, L.P. (the "Investor"), the Company sold to the Investor 250,000 shares of Common Stock for an aggregate purchase price of $740,000, and two (2) convertible subordinated debentures of the Company in the original principal amounts of $1,168,150 and $1,591,850, respectively (the "Debentures"), which Debentures are convertible into 305,000 and 318,370 additional shares ("Conversion Shares") of Common Stock. All shares sold and all Conversion Shares to be issued are authorized and unissued shares of Common Stock reserved for issuance pursuant to the Purchase Agreement.

         The Purchase Agreement provided the Investor with certain registration rights. Pursuant to the exercise of those rights, the Company filed a Registration Statement covering the registration of the 250,000 shares sold to the Investor and the Conversion Shares which was declared effective by the Securities and Exchange Commission on April 11, 1997. The Purchase Agreement also provides that the Company and The Samberg Group will each use its best efforts to cause Kenneth Klein to be elected as a director of the Company at future annual meetings of the Company so long as the Investor and its affiliates beneficially own in the aggregate at least the lesser of 250,000 shares of Common Stock or 7% of the outstanding Common Stock. The Company has been advised that Mr. Klein is not an affiliate of Investor. He is currently serving as a director of the Company and is scheduled to stand for re-election at the Annual Meeting of Shareholders to be held later this year.

         As a condition to the Purchase Agreement, the Board of Directors and shareholders of the Company adopted Amendments to the Company's Certificate of Incorporation. In addition, provisions were made in each executive officer's employment agreement and the Severance Agreement so that the Investor's acquisition would not be a "Change in Control" under those Agreements.

         In September, 1997 the Company entered into a forbearance agreement with the Investor, to release a security interest in the property sold at 200 Cook St., Cartersville, Georgia, and to extend the cure period with respect to an $172,500 interest payment default on the Debentures. Nantucket agreed to pay a portion of the net proceeds from the sale of the property to retire an amount of the subordinated debt ($707,000), a prepayment premium of $176,000, and to place a person, satisfactory to Investor, as a senior operations/financial manager with the Company. Nick Dmytryszyn was elected as the Company's Chief

Financial Officer in November, 1997, with the approval of Investor. The forbearance agreement has been renewed on a monthly basis since November 1997. In May 1998, the Company entered into an agreement with Investor to extend the cure period with respect to $322,551 in prior interest payment defaults and for interest payments due in August 1998, until December 1998. In return the Company agreed to secure the Debentures by a first lien on all the assets of the Company to the extent not otherwise prohibited under its existing revolving credit facility with Congress Financial Corp. to issue to Investor five year warrants (the "Warrants") to purchase 16,500,000 shares of Nantucket Industries, Inc. stock at a price of $.10 per share, and to cause certain members of the Board of Directors to be retained, reelected, or removed.

         Additional relationships and related transactions are described above, under the caption "Compensation Committee Interlocks and Insider Participation."