Form 10-Q
period 1998-05-30
NANTUCKET INDUSTRIES INC
filed 1998-07-13
CIK 69623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 30, 1998.


Commission File Number:  1-8509


                           NANTUCKET INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  58-0962699
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



            510 Broadhollow Road, Suite 300, Melville, New York 11747
             (Address of principal executive offices)     (Zip Code)

                                 (516) 293-3172
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 9, 1998, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                QUARTERLY REPORT
                         FOR QUARTER ENDED MAY 30, 1998


                                    I N D E X

                                                                           PAGE
                                                                           ----
Part I. - FINANCIAL INFORMATION

         Consolidated balance sheets                                           3

         Consolidated statements of operations                                 4

         Consolidated statements of cash flows                                 5

         Notes to consolidated financial statements                       6 - 13

         Management's discussion and analysis of
         financial condition and results of operations                   13 - 15

Part II.- OTHER INFORMATION                                                   16

Signature                                                                     17

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          MAY 30,          February 28,
                                                                           1998                1998
                                                                       ------------        ------------
                                                                        (unaudited)             (1)
                             ASSETS
CURRENT ASSETS
  Cash                                                                 $      8,850        $      8,850
  Accounts receivable, less reserves of $113,000 and
    $351,000, respectively                                                2,327,230           2,879,735
  Inventories (Note 4)                                                    1,637,872           3,090,383
  Other current assets                                                      122,306              71,895
                                                                       ------------        ------------
     Total current assets                                                 4,096,258           6,050,863
PROPERTY, PLANT AND EQUIPMENT - NET                                         887,977             958,075
OTHER ASSETS - NET                                                          186,705             198,786
                                                                       ------------        ------------
                                                                       $  5,170,940        $  7,207,724
                                                                       ============        ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                                 $    967,439        $  3,161,286
  Current portion of capital lease obligations                               53,001        $     51,898
  Accounts payable                                                          603,961             722,483
  Accrued salaries  and employee benefits                                   164,173             223,031
  Accrued unusual charge (Note 7)                                           660,466             465,000
  Accrued expenses and other liabilities                                    616,491             730,478
  Accrued royalties                                                         817,226             763,270
                                                                       ------------        ------------
     Total current liabilities                                            3,882,757           6,117,446

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                           107,031             120,702
ACCRUED UNUSUAL CHARGE (Note 7)                                                  --             178,717
CONVERTIBLE SUBORDINATED DEBENTURES  (Note 6)                             2,052,986           2,052,986
                                                                       ------------        ------------
                                                                          6,042,774           8,469,851

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 6)
  Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting
    with liquidating preference of $200 per share and are issued                500                 500
   and outstanding
  Common stock, $.10 par value; authorized 20,000,000 shares;
    issued 3,241,848 at May 30, 1998 and February 28, 1998                  324,185             324,185
  Additional paid-in capital                                             12,539,503          12,539,503
  Deferred issuance cost                                                   (110,762)           (115,541)
  Accumulated deficit                                                   (13,605,323)        (13,990,837)
                                                                       ------------        ------------
                                                                           (851,897)         (1,242,190)

Less 3,052 shares at May 30, 1998 and February 28, 1998
  of common stock held in treasury, at cost                                  19,937              19,937
                                                                       ------------        ------------
                                                                           (871,834)         (1,262,127)
                                                                       ------------        ------------
                                                                       $  5,170,940        $  7,207,724
                                                                       ============        ============


(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Thirteen Weeks Ended
                                                               ------------------------------
                                                                  MAY 30,            May 31,
                                                                   1998               1997
                                                               -----------        -----------
Net sales                                                      $ 4,282,704        $ 6,357,336
Cost of sales                                                    3,391,240          4,619,599
                                                               -----------        -----------

     Gross profit                                                  891,464          1,737,737

Selling, general and administrative
  expenses                                                       1,018,217          1,901,024
                                                               -----------        -----------

     Operating loss                                               (126,753)          (163,287)

Other Income                                                       675,000                 --
Interest expense                                                  (162,733)          (326,662)
                                                               -----------        -----------

        Net  income (loss)                                     $   385,514        ($  489,949)
                                                               ===========        ===========

Net income (loss) per share - basic and diluted (Note 3)       $      0.12        ($     0.16)
                                                               ===========        ===========

Weighted average common shares outstanding                       3,238,796          3,238,796
                                                               ===========        ===========




The accompanying notes are an integral part of these statements.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Thirteen Weeks Ended
                                                                     ------------------------------
                                                                        MAY 30,            May 31,
                                                                         1998               1997
                                                                     -----------        -----------
Cash flows from operating activities
  Net income (loss)                                                  $   385,514        ($  489,949)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities
      Depreciation and amortization                                       93,219            118,498
      Provision for doubtful accounts                                     80,287             12,000
      Gain on sale of fixed assets                                            --             (3,775)
      Provision for obsolete and slow moving inventory                        --             60,000
      Decrease (increase) in assets
        Accounts receivable                                              472,218          2,501,365
        Inventories                                                    1,452,511            294,412
        Other current assets                                             (50,411)           (13,302)
      (Decrease) increase in liabilities
        Accounts payable                                                (118,522)           296,110
        Accrued expenses and other liabilities                          (118,889)          (105,310)
        Accrued unusual charge                                            16,749           (102,002)
                                                                     -----------        -----------

      Net cash provided by (used in) operating activities              2,212,676          2,568,047
                                                                     -----------        -----------

Cash flows from investing activities
  Removals (additions) of property, plant and equipment                  (25,967)           (35,352)
  Proceeds from the sale of fixed assets                                  19,040                 --
  Decrease in other assets                                                   666             52,348
                                                                     -----------        -----------

      Net cash (used in) provided by investing activities                 (6,261)            16,996
                                                                     -----------        -----------

Cash flows from financing activities
 (Repayments) borrowings under revolving credit financing, net        (2,193,847)        (2,557,319)
  Payments of capital lease obligations                                  (12,568)           (10,220)
                                                                     -----------        -----------

      Net cash (used in) provided by financing activities             (2,206,415)        (2,567,539)
                                                                     -----------        -----------

        NET INCREASE (DECREASE) IN CASH                              $         0        $    17,504

Cash at beginning of period                                                8,850              7,941
                                                                     -----------        -----------

Cash at end of period                                                $     8,850        $    25,445
                                                                     ===========        ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                         $    77,846        $   235,586
                                                                     ===========        ===========

    Income taxes                                                              --                 --
                                                                     ===========        ===========

The accompanying notes are an integral part of these statements

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED MAY 30, 1998 AND MAY 31, 1997
                                   (unaudited)





         NOTE 1-RESTRUCTURING AND LIQUIDITY MATTERS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 8, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd. a licensor which accounted for $14.9 million of the Company's fiscal 1997 sales, and $4.5 million of fiscal 1998 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales and only approximately $3.0 million in fiscal 1998, of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a multimillion-dollar lawsuit against Levi Strauss & Co. alleging that the licensor breach various obligations under the license agreement, including without limitation its covenant of good faith and fair dealing. The Company has agreed to settle this litigation, and will realize approximately $725,000 from the matter in the second quarter of fiscal year 1999.

         Although the Company showed a net profit of $386,000 for the current fiscal quarter, the Company has experienced significant losses in recent years which have generally resulted in severe cash flow issues that have negatively impacted the ability of the Company to conduct its business as presently structured. Due to the lack of capital resources needed to properly develop and support the GUESS? product line, the Company with the support of GUESS? Inc. has initiated a strategy to discontinue its GUESS? division. Sales for this product line in fiscal 1998, 1997, and 1996 aggregated $7.0, $4.7, and $4.9 million respectively. Until April 17, 1998 the Company's Common Stock was traded on the American Stock Exchange. Because the Company fell below American Stock Exchange guidelines for continued listing, effective April 17, 1998, the Company's stock was delisted. It is currently traded on the NASD Supplemental Market under the symbol "NANK". The Company has defaulted on interest payments to its subordinated debt holder, and has no long-term credit facility in place. As a result of the Brittania matter and the continuing losses, interest payment default, and the lack of a long-term credit facility, there can be no assurance that the Company can continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence. There can be no assurance that the ultimate impact or resolution of these matters will not have a materially adverse effect on the Company or on its financial condition.

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

         The Company has been implementing a restructuring strategy to improve operating results and enhance its financial resources, which included reducing costs, streamlining its operations and closing its Puerto Rico plant. In addition, Management has implemented additional steps to reduce its operating costs, which it believes are sufficient to provide the Company with the ability to continue in existence. Major elements of these action plans include:

                  The phase-out of the GUESS? product line, with a target completion date of the second quarter of fiscal 1999.

                  The sale of the Company's Cartersville, GA location, completed in October 1997, and the relocation to more appropriate space for its packaging and distribution facilities (Note 9).

                  The transfer of all domestic manufacturing requirements to foreign manufacturing contract facilities.

                  Staff reductions associated with the transfer of manufacturing to offshore contractors, closing the GUESS? division, efficiencies and reduced volume.

                  The relocation, in May 1997, of executive offices and showrooms to more appropriate, lower cost facilities.

         Management believes these action plans will result in a $3.5 million reduction in overhead spending levels.

         NOTE 2-CONSOLIDATED FINANCIAL STATEMENTS


         The consolidated balance sheet as of May 30, 1998 and the consolidated statements of operations for the thirteen week period and statements of cash flows for the thirteen weeks ended May 30, 1998 and May 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at May 30, 1998 and the results of their operations for the thirteen week period and cash flows for the thirteen weeks ended May 30, 1998 and May 31, 1997 have been made on a consistent basis.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

         The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.



         NOTE 3-EARNINGS (LOSS) PER COMMON SHARE

         In fiscal year 1998, the Company adopted the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", which requires public companies to present earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of February 28, 1998 in accordance with SFAS No. 128. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common share equivalents. Diluted earnings per share are based on weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based upon the average price during the year. The adoption of this standard will not have any impact on the disclosure of per share results in the financial statements.

         Net gain (loss) per common share is computed by dividing net gain
         (loss) by weighted average common shares outstanding during each year. Incremental shares from assumed conversions relating to the Convertible Subordinated Debentures, Stock Options and Warrants are not included since the effect would be antidilutive.

         NOTE 4-INVENTORIES

         Inventories are summarized as follows:

                                          May 30,          May 31,
                                           1998             1997
                                           ----             ----

                  Raw Materials         $  346,517       $1,386,661
                  Work in Process          776,492        1,974,004
                  Finished Goods           925,234        4,111,362
                                        ----------       ----------

                                        $2,048,243       $7,472,027


         NOTE 5-INCOME TAXES

         At May 30, 1998 the Company had a net deferred tax asset approximating $7,400,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $17,700,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through May 30, 1998 the change in ownership was approximately 46%.


         NOTE 6-PRIVATE PLACEMENT

         August 15, 1996, the Company completed a $3.5 million private placement with an investment partnership. Terms of this transaction included the issuance of 250,000 shares and $2,760,000 12.5% convertible subordinated debentures, which are due August 15, 2001. The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, GA. In conjunction with the sale of this property completed on October 1, 1997 (Note 9), the Company prepaid $707,000 of these debentures.

         The debentures, after giving effect to the prepayment related to the sale of the Company's facility referred to above, were convertible into the Company's common stock over the next five years as follows. The investment partnership waived its conversion rights as of June 1998.


                  Conversion Shares           305,000           176,967
                  Conversion Price              $3.83             $5.00

         The agreement grants the investor certain registration rights for the shares issued and the Conversion Shares to be issued.

         The difference between the purchase price of the shares issued and their fair market value aggregated $197,500. This was reflected as deferred issue costs and will be amortized over the expected 5-year term of the subordinated convertible debentures.

         Costs associated with this private placement aggregated $409,000 including $104,000 relating to the shares issued which have been charged to paid in capital. The remaining balance of $305,000 will be amortized over the 5-year term of the debentures.

         The Company was in default in respect to interest payments due on the subordinated debt in August 1997, an again in February 1998. In September 1997, the Subordinated Debt holder and the Company entered into an agreement to extend the cure period on the default; this forbearance agreement was extended, month by month, until May 1998. In May 1998, the Company entered into an agreement with the debt holder to extend the cure period, with respect to $322,551 in prior interest payment defaults and for the interest payment due in August 1998, until December 1998. In return, the Company agreed to secure the Debentures by a first priority lien on all the assets of the Company, to the extent not otherwise prohibited under the Congress facility, and to issue five-year warrants convertible to 16,500,000 shares of the Company's stock at an exercise price of $.10. The Company obtained an independent valuation of this transaction, in the amount of $175,000, and this amount was expensed in fiscal year 1998. To the extent that the Company has insufficient authorized and unissued shares of Common Stock to satisfy the exercise of the warrants, the Company shall use its best efforts to promptly cause its authorized capital to be increased to the extent necessary to satisfy the conversion rights in full.


         NOTE 7-UNUSUAL CHARGE

         In March 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they are to be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. As of October 1997, pending negotiation of more favorable terms, payment under this agreement was suspended (see Note 8).

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

         In November 1993, the former owners of Phoenix filed counterclaims against the Company alleging improper termination with regard to their employment agreement and breach of the stock purchase agreement. The former owners have filed for damages of approximately $9,000,000. The Company agreed to settle this litigation and realized $675,000 from this matter in the first quarter of the current fiscal year, 1999.


Donald Gold Matter

         On December 9, 1997, Donald Gold, a former director of the Company, filed a complaint against the Company in the State Court of Fulton County, State of Georgia relating to payments allegedly due him under the March 18, 1994 Severance Agreement, and is seeking damages in the amount of $219,472. The Company has subsequently reach a settlement with Mr. Gold in the amount of $100,000 plus an amount based on a reaching a certain level of recovery, if any, from the Levi Strauss litigation. Based on the settlement with Levi's, this provision has no value.


George Gold Matter

         On January 15, 1998, in the Supreme Court of the State of New York, Westchester County, George Gold, a director of the Company filed a complaint against the Company for breach of the March 18, 1994 Severance Agreement, and is seeking damages in the amount of $559,456 plus applicable interest and legal fees. The Company on March 9, 1998 filed counterclaims in excess of several million dollars.

Theresa M. Bohenberger Matter

         On February 17, 1998, Theresa M. Bohenberger, a former director of the Company, filed a complaint against the Company in the United States District Court for the Southern District of New York, relating to payments due her under the May 2, 1992 Severance Agreement. The Company has been in discussion with Ms. Bohenberger's counsel concerning settlement of the issues.

         The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, the George Gold, Bohenberger, and other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operation to the Company. No provision has been made by the Company with respect to the aforementioned litigation as of May 30, 1998.


         Brittania Matter-



         Since September 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Strauss & Co.". Sales under this license aggregated $4.5 million in fiscal 1998, $14.9 million in fiscal 1997 and $14.6 million in fiscal 1996.



         As of January 1, 1997, the license was renewed for a 5-year term, including automatic renewals of 2 years if certain minimum sales levels are achieved. On January 22, 1997, Levi's announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark.



         The Company has filed a multimillion dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breach various obligations under the licensing agreement, including without limitation its covenant of good faith and fair dealing. The Company has agreed to settle the Levi's litigation and will realize approximately $725,000 from this matter.

         NOTE 9-SALE OF MANUFACTURING FACILITY



         On October 1, 1997 the Company completed the consolidation of its facilities and sold its 152,000 sq. foot manufacturing and distribution facility in Cartersville, GA. to Mimms Enterprises, a Real Estate Investment General Partnership, for cash aggregating $2,850,000. The Company will reflected a gain on the sale in its third fiscal quarter of $793,000. The proceeds were used to repay the $525,000 financing secured by this property and to prepay $707,000 of the convertible subordinated debentures secured by a second mortgage on this property. The remaining net proceeds were utilized to reduce the revolving credit financing.

         On December 3, 1997, the Company entered into a lease for approximately 71,000 square feet of space at 435 Industrial Park Road in Cartersville, Georgia, commencing on January 1, 1998. The monthly rental amount will be $15,679 increasing based on an established formula over the five-year lease term.




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

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Sales

Net sales for the quarter ended May 30, 1998 decreased 33% from prior year levels to $4,283,000; this includes net sales of GUESS? in the amount of $1,992,000.The decline in the sales is directly related to the phase-out of sales of Brittania product associated with the actions announced by Levi's to dispose of the Brittania brand. The Company has discontinued the GUESS? product line as of the first quarter of the current fiscal year, 1999.

Gross Margin

Gross profit margins for the quarter ended May 30, 1998 decreased to 21% from the prior year levels of 27%. This reflects the impact of the Company's strategy to phase-out the GUESS? Products division, and the associated closeout of inventories.

Selling, general and administrative expenses

Selling, general and administrative expenses were 24% of sales for the quarter ended May 30, 1998 and 30% of sales for the prior year period. The Company has reduced general and administrative expenses, and fixed selling cost in the first fiscal quarter by over $700,000 from prior year levels. Additional improvements will be reflected for the rest of the current fiscal year as the benefits of lower occupancy costs, reduced staffing levels, and reduction in overhead associated with the phase-out of the GUESS? division are realized.

Interest Expense

Interest expense for the first fiscal quarter decreased $164,000 from prior year levels reflecting reductions in the outstanding revolving credit facility, and the subordinated debt.


LIQUIDITY AND CAPITAL RESOURCES

Although the Company showed a net profit of $386,000 for the current quarter, the Company has incurred significant losses in recent years which have generally resulted in severe cash flow problems that have negatively impacted the ability of the Company to conduct its business as presently structured.

In March, 1994 the Company was successful in refinancing its credit agreements with (i) a three year $15,000,000 revolving credit facility with Congress Financial; (ii) a $2,000,000 Term Loan Agreement with Chemical Bank; and (iii) an additional $1,500,000 Term Loan with Congress replacing the Industrial Revenue Bond financing of the Cartersville, Georgia manufacturing plant.

In March, and then May 1998 Congress Financial Corporation extended its Loan and Security Agreement with the Company to August 18, 1998; discussions are on going, for the Company and Congress to enter into a new, long-term financing facility. In management's opinion, a new facility with Congress Financial, or an alternative lender will be in place as of the expiration of the current agreement.

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

The Company utilized the proceeds of the $3.5 million private placement to prepay existing debt. Overall, the Company has reduced its total long term and subordinated debt by $7.0 million from levels at May 31, 1997. Working capital levels have declined $7.7 million from May 31, 1997 levels reflecting reductions in receivables and inventories utilized to reduce debt levels. The $5.4 million reduction in inventory levels reflects the Company's reduction in sales volume, and its continuing efforts to manage its supply chain towards delivering inventory closer to forecasted demand.

The Company believes that together with a new credit facility, operations will generate sufficient cash flows to provide adequate financing flexibility to fund the organization at current operating levels.

The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.



Any statements contained in this report, which are not historical, facts are forward-looking statements that involve risks and uncertainties. Please refer to the business risks and uncertainties discussed elsewhere in this report and in the Company's recent report on Form 10-K.

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


                                   NANTUCKET INDUSTRIES, INC.
                                   (Registrant)
                                   By:




July 10, 1998                      /s/ Nick J. Dmytryszyn
                                   ----------------------

                                   Chief Financial Officer
                                   (Chief Accounting Officer)