Form 10-K/A
period 1998-02-28
NANTUCKET INDUSTRIES INC
filed 1998-07-22
CIK 69623

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


                                 AMENDMENT NO. 2
                                 ---------------

          The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the Fiscal Year ended February 28, 1998, as set forth in the pages attached hereto:

ITEM  6:   SELECTED FINANCIAL DATA


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM  8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ITEM  9:   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


ITEM  10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM  12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The omitted text of Items 6, 7, 8 and 9 of Registrant's Annual Report on Form 10-K, for the fiscal year ended February 28, 1998, is set forth in the attached pages and incorporated into said Annual Report by reference. The text of Items 10 and 12 also is hereby amended as set forth in the pages attached hereto.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NANTUCKET INDUSTRIES, INC.
                                                (Registrant)


Dated:  July 17, 1998                           By: /s/ Nick J. Dmytryszyn
                                                   -------------------------
                                                   Nick J. Dmytryszyn
                                                   Chief Financial Officer
                                                  (Chief Accounting Officer)

                       AMENDED ITEMS 6,7, 8, 9, 10 and 12
                                     OF THE
                          ANNUAL REPORT ON FORM 10-K 0F
                   NANTUCKET INDUSTRIES, INC. (the "Company" )
                   FOR ITS FISCAL YEAR ENDED FEBRUARY 28, 1998




ITEM 6.  SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the five fiscal years ended February 28, 1998.

          The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.


                                                                        FOR FISCAL YEAR ENDED
                                                                        ---------------------
                                                               (In thousands, except per share amounts)


                                               FEB. 28,        MARCH 1,        MARCH 2,      FEB. 25        FEB. 26,
                                                1998            1997            1996           1995           1994
                                             ----------      ----------      ----------    -----------    ------------

        SUMMARY STATEMENTS OF OPERATIONS
        --------------------------------
Net sales                                      $21,683         $30,394         $35,060        $37,015        $41,634
Gross profit                                     3,102           5,999           8,328          7,061          5,854
Net gain sale of asset                             712               -               -              -              -
Unusual credit (charge)                              -               -             300         (1,252)        (5,450)
Net (loss)                                      (4,665)         (2,747)           (239)        (3,147)        (9,450)

Net (loss) per share-basic and
    diluted                                    $ (1.47)        $  (.91)        $  (.08)       $ (1.15)       $ (3.81)
Average shares
    Outstanding                                  3,239           3,125           2,985          2,743          2,481

        SUMMARY BALANCE SHEET DATA
        --------------------------

Total assets                                   $ 7,208         $18,063         $18,855        $22,184        $22,195
Working capital                                 (2,120)         10,906          10,827         12,830         10,262
Long-term debt (exclusive of current
    maturity's)                                    299           8,837           9,108         11,300          9,750
Convertible subordinated debt                    2,053           2,760
Stockholders' equity                            (1,262)          3,159           5,257          5,465          4,697


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  RESTRUCTURING STRATEGY
  ----------------------
         Levi Strauss & Co., the parent company of Brittania Sportswear Ltd.. a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer, accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company has filed a lawsuit against Levi Strauss & Co. alleging that the licensor breached various obligations under the license agreement, including without limitations its covenant of good faith and fair dealing. The Company has subsequently agreed to a tentative settlement to this litigation, which will not have a material impact on the Company's financial position (see Note 12).

         The Company has experienced significant losses in recent years which have generally resulted in severe cash flow problems, and negative equity, that have negatively impacted the ability of the Company to conduct its business as presently structured. The Company has defaulted on interest payments to its subordinated debt holder, and has no long term credit facility in place. As a result of the Brittania matter; the continuing losses; the interest payment default, and the lack of a long term credit facility, there can be no assurance that the Company can continue as a going concern, or that the ultimate impact or resolution of these matters will not have a materially adverse effect on the Company or on its financial condition.

         In view of the issues described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continuing operations of the Company, which in turn is dependent upon the Company's ability to maintain the financing of its working capital requirements on a continuing basis, and to improve its future operations.

        At the end of fiscal 1994, the Company began the implementation of a restructuring strategy to improve operating results and enhance its financial resources. Specific steps taken included:

            o  The shutdown of the Puerto Rico facility

            o Improving the product mix by eliminating unprofitable lines (women's products other than those sold under the GUESS? license and socks) and terminating business with Avon Products, the principal customer of the Puerto Rico facility

            o Terminating the employment contracts of its former chairman and vice chairman.

            o Increasing equity through (a) the sale of $1 million of non-voting convertible preferred stock to management in fiscal 1995; (b) the $ 2.9 million sale of treasury stock to GUESS? in fiscal 1995 and (c) the completion, in August, 1996, of a private placement with net proceeds comprised of 250,000 shares of common stock ($740,000) and .12-1/2% convertible subordinated debentures ($2,351,000 net of expenses).


            o Obtaining additional working capital financing through the restructuring of credit facilities.


            o Implementing additional steps to reduce operating costs believed to provide the Company with the ability to continue in existence. Major elements of these action plans, management believes will result in a $3.5 million savings in overhead spending levels, include:


                     * The phase out of the GUESS? Division, with a target completion date of the first quarter of fiscal year 1999.

                     * The sale of the Company's Cartersville, GA location, and the relocation to more appropriate space for its packaging and distribution facilities (see Note 6).

                     *  The   transfer   of   all   domestic    manufacturing
                        requirements  to  foreign  manufacturing   contracting
                        facilities.

                     * Staff reductions associated with; the transfer of manufacturing to offshore contractors; closing the GUESS? Division, efficiencies and reduced volume.

                     * The relocation of executive offices and showrooms to more appropriate, lower cost facilities.



         In connection with the implementation of these actions, the Company has reflected, in its financial statements for the fiscal years ended February, 1994 through March, 1, 1996, unusual charges aggregating $6.4 million. These charges include approximately $760,000 of expenses incurred in fiscal 1995 closing the Puerto Rico facility, write-downs and reserves of asset values and other non-cash items ($1.5 million write-off of goodwill, $2.1 million writedowns of inventory, $530,000 writedowns of fixed assets), the accrual for the severance payments to the former Chairman and Vice Chairman of the Board ($1,765,000) and , in fiscal 1996, an unusual credit, as described below, of $300,000 related to the elimination of a subordinated note payable associated with the purchase of the Puerto Rico facility since the likelihood of payment on such note was considered remote. In the current fiscal year ending February 28, 1998, the financial statements, through operating results, reflects $1.8 million in restructuring charges including $1.2 million associated with the phase out of the GUESS? division ($660,000 inventory write-offs, $540,000 in deferred costs and other charges), with the balance associated with write-downs, and reserves of asset values, and other non cash items.

         The Company has not yet realized the benefits of this turnaround strategy and has incurred losses of $4,665,000, $2,747,000 and $239,000 for the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996, respectively.


RESULTS OF OPERATIONS
---------------------

  SALES

         Net sales for the fiscal year ended February 28, 1998 decreased 29% from the prior year levels to $21.7 million. Sales under the Brittania license declined $10.4 million from prior year levels, with the balance of the men's fashion underwear business off by $609,000. The decline in sales of the men's products is primarily related to the phase out of the Brittania product associated with the actions announced by Levi's to dispose of the Brittania brand, and the loss of certain styles to competitors within the Companies business environment. GUESS? product sales increased $2.3 million from prior year levels, which includes $2.7 million in close out sales, and reflects the Company's efforts to reduce its carrying levels of GUESS? inventory, and generate cash.

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

GROSS MARGIN

    Gross profit margin levels are summarized as follows:

                                                               FISCAL YEAR ENDING

                                                  FEB. 28,          MARCH 1,           MARCH 2,
                                                    1998              1997               1996
                                                  --------          --------           --------

          Gross Margin %                             14%               20%                24%
          $ Amount-% Increase (decrease)            (30%)             (28%)               18%


         The declines in fiscal year 1998 gross margin reflect non recurring inventory reserves and write-offs associated with discontinued product lines, and close out sales used to reduce inventory levels and to generate cash. In the aggregate this represents approximately $1.2 million, or 6 points of gross margin.


         The declines in fiscal 1997 gross margin are the result of increased manufacturing variances associated with reduced unit volumes and the additional processing costs of imported garments as operations of the new contractor base were fine tuned. In addition, gross profit levels reflect $1.6 million in fully reserved close-out sales of the GUESS? products as the Company continued to reduce slow moving inventory levels.


         The improvement in fiscal 1996 gross margin is a result of the improved product mix from the increased sales of the higher margin GUESS? Innerwear line, the elimination of the unprofitable products, improved plant efficiencies and lower cost product sources.


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses in fiscal 1998 of $7.2 million were 33% of sales. For fiscal 1997 and 1996, these expenses were $7.5 million and $7.6 million respectively, and as a percentage of sales, 25% for fiscal year 1997, and 21% for fiscal year 1996. This reflects the impact of the lower sales volume on fixed cost levels. Variable selling expenses were 6% higher reflecting the lower sales levels offset by the impact of the sales mix and the effect of minimum royalty payments under the GUESS? license. General and administrative expenses for fiscal year 1998 which includes $691,000 in non-recurring charges, were reduced by $515,000 over prior year levels reflecting the benefits of the Company's restructuring strategies on structural overhead costs.

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

    Interest expense

         Interest expense increased by $112,000 in fiscal 1998, reflecting the $175,000 booked as the expense resulting from the issuance of 16,500,000 warrants (see Note 3).

         The decrease in interest expense in fiscal 1997 of $114,000 reflects lower borrowing levels as the Company reduced inventory levels. In addition, the proceeds of the August, 1996 $3.5 million private placement were used to prepay the remaining $533,000 due to Chemical Bank pursuant to its credit agreement with Congress Financial Corp. The impact of these reduced borrowing levels was offset by the 150 basis point higher interest rate of the $2.7 million Convertible Subordinated Debentures.

         The increase in interest expense of $118,000 for the 1996 fiscal year is primarily due to the higher prime rates in effect during fiscal 1996 and increased levels of financing.


    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------
         The Company has incurred significant losses in recent years which have generally resulted in severe cash flow problems that have negatively impacted the ability of the Company to conduct its business as presently structured.

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


         In March, and then May 1998 Congress Financial Corporation extended its Loan and Security Agreement with the Company to August 18, 1998; discussions are on going, for the Company and Congress to enter into a new, long term financing facility. In management's opinion, a new agreement will be in place prior to the expiration of the current extension. As of May 20, 1998, the most recent measurement date, the Company had excess borrowing availability of $800,000 pursuant to its credit agreement with Congress Financial.


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


         On October 1, 1997 the Company completed the consolidation of its facilities and sold its 152,000 sq. foot manufacturing and distribution facility in Cartersville, Georgia for cash aggregating $2,850,000. The Company reflected a gain on the sale of $793,000. The proceeds were used to repay the $525,000 financing secured by this property, to prepay $707,000 of the convertible subordinated debentures secured by a second mortgage on the property, and to pay a $176,000 prepayment penalty incurred from the prepayment of the subordinated debt. The remaining net proceeds were utilized to reduce the revolving credit financing.

         Working capital has declined to $2.1 million, from March 1, 1997 levels of $10.9 million, reflecting reductions in receivables and inventories utilized to reduce debt levels, to generate cash, and the reclassification of $5.3 million of revolving and subordinated debt from long to short term. Overall, the Company has reduced its total debt by $6.4 million, from March 1, 1997 levels.

         The Company in May 1998 has entered into an agreement with its Subordinated Debt holder to extend the cure period, with respect to $322,551 in prior interest payment defaults and for the interest payment due in August 1998, until December 1998. In return, the Company agrees to secure the Debentures by a first priority lien on all the assets of the Company to the extent not otherwise prohibited under the Congress Credit Facility, to issue to NAN five year warrants to purchase 16,500,000 shares of Nantucket Industries, Inc. stock at a price of $.10, and to cause certain members of the Board of Directors of the Company to be retained, reelected, or removed.



         The Company believes that the moderate rate of inflation over the past few years has not had significant impact on sales or profitability.


    YEAR 2000 ISSUES
    ----------------

         The Company has been assured by its software vendor that by implementing its outside venders current software update, its systems will be Year 2000 compliant, therefore, the Year 2000 problem will not pose significant operational issues for the Companies computer systems as so updated. However, there can be no assurance that the systems of other companies on which the Company systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The Companies software will be updated by the 4th quarter of fiscal year 1999, without any incremental costs, as part of its on going maintenance agreement with its vendor.


    OUTLOOK
    -------

         This form 10-K contains statements which are not historical facts, but are forward-looking statements which are subject to risks, uncertainties and unforseen factors that could affect the Company's ability to accomplish its strategic objectives with respect to acquisitions and developing new business opportunities, as well as its operations and actual results. All forward-looking statements contained herein reflect Management's analysis only as of the date of the filing of this Report. Except as may be required by law, the Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition to the disclosures contained herein, readers should carefully review risks and uncertainties contained in other documents which the Company files from time to time with the Securities and Exchange Commission.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto at Page F-1 et seq.
                                     -- ---

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The age of Steven Schneider, one of the Company's Class I directors, is
    40. The information regarding Mr. Schneider's principal occupations during the past five years and other directorships held by him in public companies is as follows:


         Steven Schneider has been President of Urban Marketing and Sales, a sales and marketing company which represents apparel businesses including Bear USA, Phat Farm, Changes, Rp-55, and Caretek/Timberline. Mr. Schneider is also co-owner of two retail apparel stores in New York.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following beneficial share ownership of Steven Schneider is hereby added to the table set forth in Item 12 of the Company's 10-K/A Amendment No.1 filed June 29, 1998, and the aggregate beneficial ownership of all directors and officers as a group set forth in such table also is replaced as follows:


NAME AND ADDRESS OF BENEFICIAL OWNER         AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP         PERCENT OF CLASS (1)
------------------------------------         -----------------------------------------         --------------------

Steven Schneider                                             4,000                                      *
2016 Linden Blvd. Ste.17
Elmont, NY 11003

All directors and officers as a group                      439,081                                     13.37
(7 persons)



--------------------------
* Less than 1%


                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
NANTUCKET INDUSTRIES, INC.


We have audited the accompanying consolidated balance sheets of Nantucket Industries, Inc. and Subsidiaries as of February 28, 1998 and March 1, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Industries, Inc. and Subsidiaries as of February 28, 1998 and March 1, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant decreases in sales in recent years relating in large part to the Brittania license, continuing losses, negative working capital, defaults on interest payments, and a lack of a long term credit facility. These factors, among others discussed in
Note 1 to the accompanying financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



GRANT THORNTON LLP


New York, New York
May 29, 1998 (except for Note 12, for which the date is June 26, 1998)

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           FEBRUARY 28,        MARCH 1,
                                                                                              1998               1997
                                                                                        ----------------   ----------------
                                            ASSETS

CURRENT ASSETS
  Cash                                                                                           $8,850             $7,941
  Accounts receivable, less reserves of $351,000 and
    $149,000, respectively (Note 7)                                                           2,879,735          5,872,734
  Inventories (Notes 5 and 7)                                                                 3,090,383          7,826,440
  Other current assets                                                                           71,895            506,171
                                                                                        ----------------   ----------------

     Total current assets                                                                     6,050,863         14,213,286

PROPERTY, PLANT AND EQUIPMENT - NET (Notes 6 and 7)                                             958,075          3,204,037

OTHER ASSETS - NET                                                                              198,786            645,880
                                                                                        ----------------   ----------------

                                                                                             $7,207,724        $18,063,203
                                                                                        ================   ================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt (Note 7)                                              $3,161,286           $510,864
  Current portion of capital lease obligations (Note 7)                                          51,898            --
  Convertible subordinated debt (Note 3)                                                      2,052,986            --
  Accounts payable                                                                              722,483          1,081,133
  Accrued salaries  and employee benefits                                                       223,031            348,361
  Accrued unusual charge (Note 4)                                                               465,000            465,000
  Accrued expenses and other liabilities                                                        730,478            530,850
  Accrued royalties                                                                             763,270            368,860
  Income taxes payable (Note 8)                                                                                      1,909
                                                                                        ----------------   ----------------

     Total current liabilities                                                                8,170,432          3,306,977

LONG-TERM DEBT (Note 7)                                                                         --               8,566,011

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION (Note 7)                                      120,702            --

ACCRUED UNUSUAL CHARGE (Notes 4 and 10)                                                         178,717            270,868

CONVERTIBLE SUBORDINATED DEBT (Note 3)                                                          --               2,760,000
                                                                                        ----------------   ----------------

                                                                                              8,469,851         14,903,856

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 3 and 9)
  Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting
    convertible with liquidating preference of $200 per share                                       500                500
    and are issued and outstanding
  Common stock, $.10 par value; authorized 20,000,000 shares;
    issued 3,241,848 at February 28, 1998 and  March 1, 1997                                    324,185            324,185
  Additional paid-in capital                                                                 12,539,503         12,364,503
  Deferred issuance cost                                                                       (115,541)          (183,772)
  Accumulated deficit                                                                       (13,990,837)        (9,326,132)
                                                                                        ----------------   ----------------

                                                                                             (1,242,190)         3,179,284

Less 3,052 shares at February 28, 1998 and March 1, 1997
  of common stock held in treasury, at cost                                                      19,937             19,937
                                                                                        ----------------   ----------------

                                                                                             (1,262,127)         3,159,347
                                                                                        ----------------   ----------------

                                                                                             $7,207,724        $18,063,203
                                                                                        ================   ================

The accompanying notes are an integral part of these statements.


                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED
                                                                 --------------------------------------------------------
                                                                    FEBRUARY 28,            MARCH 1,          MARCH 2,
                                                                       1998                  1997               1996
                                                                 -----------------    ----------------   ----------------


Net sales                                                             $21,683,326         $30,394,409        $35,060,136
Cost of sales                                                          18,581,718          24,395,054         26,732,017
                                                                 -----------------    ----------------   ----------------

     Gross profit                                                       3,101,608           5,999,355          8,328,119

Selling, general and administrative
  expenses                                                              7,166,124           7,546,341          7,554,057
Unusual (credit) charge (Note 4)                                               --                  --           (300,000)
                                                                 -----------------    ----------------   ----------------

     Operating profit (loss)                                           (4,064,516)         (1,546,986)         1,074,062

Other (income) expense
  Net gain on sale of assets (Note 6)                                    (711,686)                 --                 --
  Interest expense                                                      1,311,875           1,199,529          1,313,544
                                                                 -----------------    ----------------   ----------------

      Total other (income) expense                                        600,189           1,199,529          1,313,544

     Loss before income taxes                                          (4,664,705)         (2,746,515)          (239,482)

Income taxes (Note 8)                                                          --                  --                 --
                                                                 -----------------    ----------------   ----------------

        Net loss                                                      ($4,664,705)        ($2,746,515)         ($239,482)
                                                                 =================    ================   ================

Net loss per share - basic and diluted                                     ($1.47)             ($0.91)            ($0.08)
                                                                 =================    ================   ================

Weighted average common shares outstanding                              3,238,796           3,124,785          2,984,955
                                                                 =================    ================   ================



The accompanying notes are an integral part of these statements.


                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         YEARS ENDED FEBRUARY 28, 1998, MARCH 1, 1997 AND MARCH 2, 1996


                                              PREFERRED STOCK
                                               DESIGNATED AS
                                           NON-VOTING CONVERTIBLE            COMMON STOCK             ADDITIONAL        DEFERRED
                                       ----------------------------   ----------------------------     PAID-IN          ISSUANCE
                                           SHARES        AMOUNT          SHARES         AMOUNT         CAPITAL           COSTS
                                       -------------  -------------   -------------  -------------  ---------------  --------------

Balances at February 26, 1995                 5,000           $500       2,991,848       $299,185      $11,576,898

Net loss

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms                                                                                       (20,512)
                                       -------------  -------------   -------------  -------------  ---------------  --------------


Balances at March 2, 1996                     5,000           $500       2,991,848       $299,185      $11,556,386
                                       -------------  -------------   -------------  -------------  ---------------

Net loss
Common stock issued (Note 3)                                               250,000         25,000          808,117        (183,772)
                                       -------------  -------------   -------------  -------------  ---------------  --------------

Balances at March 1, 1997                     5,000           $500       3,241,848       $324,185      $12,364,503       ($183,772)
                                       -------------  -------------   -------------  -------------  ---------------  --------------

Net loss
Issue of warrants                                                                                          175,000
Amortization of deferred costs                                                                                              68,231
                                       -------------  -------------   -------------  -------------  ---------------  --------------

Balances at February 28, 1998                 5,000           $500       3,241,848       $324,185      $12,539,503       ($115,541)
                                       =============  =============   =============  =============  ===============  ==============



                                                RETAINED             TREASURY STOCK
                                                EARNINGS       --------------------------
                                                (DEFICIT)         SHARES       AMOUNT           TOTAL
                                             ----------------  ------------ -------------   ---------------

Balances at February 26, 1995                    ($6,340,135)       10,552      ($71,389)       $5,465,059

Net loss                                            (239,482)                                     (239,482)

Issuance of treasury stock in
    compliance with credit agreement
    prepayment terms                                                (7,500)       51,452            30,940
                                             ----------------  ------------ -------------   ---------------


Balances at March 2, 1996                        ($6,579,617)        3,052      ($19,937)       $5,256,517
                                             ----------------  ------------ -------------   ---------------

Net loss                                          (2,746,515)                                   (2,746,515)
Common stock issued (Note 3)                                                                       649,345
                                             ----------------  ------------ -------------   ---------------

Balances at March 1, 1997                        ($9,326,132)        3,052      ($19,937)       $3,159,347
                                             ----------------  ------------ -------------   ---------------

Net loss                                          (4,664,705)                                   (4,664,705)
Issue of warrants                                                                                  175,000
Amortization of deferred costs                                                                      68,231
                                             ----------------  ------------ -------------   ---------------

Balances at February 28, 1998                   ($13,990,837)        3,052      ($19,937)      ($1,262,127)
                                             ================  ============ =============   ===============



The accompanying notes are an integral part of these statements.



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      YEAR ENDED
                                                                               ----------------------------------------------------
                                                                                   FEBRUARY 28,        MARCH 1,          MARCH 2,
                                                                                      1998              1997              1996
                                                                               -----------------  ---------------   ---------------
Cash flows from operating activities
  Net loss                                                                          ($4,664,705)     ($2,746,515)        ($239,482)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization                                                     569,121          361,425           365,342
      Provision for doubtful accounts                                                   239,952           32,000           120,000
      Gain on sale of fixed assets                                                     (711,686)         (44,496)               --
      Unusual (credit) charge                                                                --               --          (300,000)
      Treasury stock issued in compliance with credit agreement                              --               --            30,190
      Provision for obsolete and slow moving inventory                                1,175,646          415,000           452,590
      Issue of warrants                                                                 175,000               --                --
      (Increase) decrease in assets
        Accounts receivable                                                           2,753,047       (1,487,701)        1,935,115
        Refundable income taxes                                                              --               --                --
        Inventories                                                                   3,560,411        1,915,199           374,967
        Other current assets                                                            419,024          283,886            30,909
      (Decrease) increase in liabilities
        Accounts payable                                                               (166,629)        (497,380)         (684,137)
        Accrued expenses and other liabilities                                          468,708          221,895          (543,519)
        Income taxes payable                                                             (1,909)          (1,025)              294
        Accrued unusual charge                                                          (92,151)        (408,011)         (379,451)
                                                                               -----------------  ---------------   ---------------

      Net cash  provided by (used in) operating activities                            3,723,829       (1,955,723)        1,162,818
                                                                               -----------------  ---------------   ---------------

Cash flows from investing activities
  Additions to property, plant and equipment                                           (212,093)        (152,516)          (97,296)
  Proceeds from sale of fixed assets                                                  2,808,731           33,756                --
  (Increase) decrease in other assets                                                   348,724         (396,838)          129,781
                                                                               -----------------  ---------------   ---------------

      Net cash  provided by (used in) investing activities                            2,945,362         (515,598)           32,485
                                                                               -----------------  ---------------   ---------------

Cash flows from financing activities
  Borrowings (repayments) under line of credit agreement, net                        (5,915,589)         173,093        (1,013,017)
  Payments of short-term debt                                                                --         (800,000)               --
  Issuance of convertible subordinated debentures, net of expenses  (Note 3)                 --        2,351,084                --
  Payments of long-term debt and capital lease obligations                             (752,693)              --          (200,000)
  Issuance of common stock (Note 3)                                                          --          740,000                --
  Net proceeds from sale of treasury stock                                                   --               --               750
                                                                               -----------------  ---------------   ---------------

      Net cash provided by (used in) financing activities                            (6,668,282)       2,464,177        (1,212,267)
                                                                               -----------------  ---------------   ---------------

        NET INCREASE (DECREASE) IN CASH                                                    $909          ($7,144)         ($16,964)

Cash at beginning of year                                                                 7,941           15,085            32,049
                                                                               -----------------  ---------------   ---------------

Cash at end of year                                                                      $8,850           $7,941           $15,085
                                                                               =================  ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for:

    Interest                                                                            $762,798      $1,173,981        $1,320,046
                                                                               ================== ===============   ===============

    Income taxes                                                                              --              --                --
                                                                               ================== ===============   ================



The accompanying notes are an integral part of these statements


                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FEBRUARY 28, 1998, MARCH 1, 1997, AND MARCH 2, 1996


NOTE 1 - RESTRUCTURING AND LIQUIDITY MATTERS

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Net sales for the fiscal year ended February 28, 1998 decreased 29% from the prior year levels to $21.7 million. Sales under the Brittania license declined by $10.4 million from prior year levels, with the balance of the men's fashion underwear business off by $609,000. As more fully described in Note 12, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd.. a licensor which accounted for $14.9 million of the Company's fiscal 1997 sales, and $4.5 million of fiscal 1998 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales and approximately $3.0 million in fiscal 1998, of Brittania product, advised the Company that it would no longer continue its ongoing commitment to the Brittania trademark. In response, the Company has filed a lawsuit against Levi Strauss & Co. alleging that the licensor breach various obligations under the license agreement, including without limitation its covenant of good faith and fair dealing. The Company has subsequently agreed to a tentative settlement of this litigation (see Note 12).

         The Company has experienced significant losses in recent years which have generally resulted in severe cash flow issues, and negative working capital, that have negatively impacted the ability of the Company to conduct its business as presently structured. Due to the lack of capital resources needed to properly develop and support the GUESS? product line, the Company with the support of GUESS? Inc. has initiated a strategy to discontinue its GUESS? division. Sales for this product line in fiscal 1998, 1997 and 1996 aggregated $7.0, $4.7, and $4.9 million, with gross margins of 6.4%, 13.2% and 23.8%, respectively. Until April 17, 1998 the Company's Common Stock was traded on the American Stock Exchange. Because the Company fell below American Stock Exchange guidelines for continued listing, effective April 17, 1998, the Company's stock was delisted. It is currently traded on the NASD Supplemental Market under the symbol "NANK". The Company has defaulted on interest payments to its subordinated debt holder, and has no long-term credit facility in place. As a result of the Brittania matter, the continuing losses, interest payment default, and the lack of a long-term credit facility, there can be no assurance that the Company can continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence. There can be no assurance that the ultimate impact or resolution of these matters will not have a materially adverse effect on the Company or on its financial condition.

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

         The Company has funded its operating losses by refinancing its debt in fiscal 1995 and increasing its capital through (a) the sale of $1 million of non-voting convertible preferred stock to management (Note

         9) in fiscal 1995; (b) the fiscal 1995 sale of treasury stock which increased equity by $2.9 million, and (c) the completion, in August, 1996 of a $3.5 million private placement (Note 3).

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

                  The phase-out of the Guess? product line, with a target completion date of the first quarter of fiscal year 1999.

                  The sale of the Company's Cartersville, GA location (Note 6), and the relocation to more appropriate space for its packaging and distribution facilities.

                  The transfer of all domestic manufacturing requirements to foreign manufacturing contract facilities.

                  Staff reductions associated with the transfer of manufacturing
                  to  offshore   contractors,   closing  the  Guess?   division,
                  efficiencies and reduced volume.

                  The relocation of executive offices and showrooms to more appropriate, lower cost, facilities.

         Management believes these action plans will result in an annual $3.5 million reduction in overhead spending levels.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY

         Nantucket Industries, Inc. and its wholly-owned subsidiaries (the "Company") designs and distributes throughout the United States men's branded and private label fashion undergarments to mass merchandisers and national chains. In addition, the Company designs and distributes to department and specialty stores GUESS? innerwear for women. The Company does not have the resources to continue to support and develop the Guess? product line to the levels required in the licensing agreement. The Company has initiated plans to terminate its licensing agreement, with the full cooperation and support of Guess? Inc., and to phase out this line of business in the first quarter of fiscal year 1999.

         For the current fiscal year, sales to the Company's largest customer accounted for 23% of net sales and 18% and 13%, respectively, for the two prior fiscal years. Sales to the second largest customer in the current fiscal year were 22% of net sales and 19% and 21%, respectively, for the two prior fiscal years. Sales in the current fiscal year to the Company's third largest customer represented 16% of net sales and 40% and 40%, respectively, for the two prior fiscal years. As described in Note 12, this customer has advised the Company that it would no longer continue its ongoing commitment to the Brittania trademark. Current, ongoing sales to this customer will be nonmaterial. No other customers account for more than 10% of the Company's consolidated net sales for fiscal 1998, 1997 or 1996.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Nantucket Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         ACCOUNTS RECEIVABLE

         An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts. Substantially all receivables are either insured up to 80% of the outstanding balance, subject to certain deductibles, or are subject to factoring arrangements which guarantee payment.

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

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment are stated at cost. Equipment under lease is stated at the present value of the minimum lease payments at the inception of the lease. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets as follows:

                  =====================================================
                                                            Years
                  =====================================================

                       Buildings and improvements          20 - 40
                       Machinery and equipment              3 - 10
                       Furniture and fixtures                   10

                  =====================================================


         OTHER ASSETS

         Other   long-term   assets  consist   primarily  of  capitalized   loan
         origination costs. These costs are being amortized over the term of the related credit agreements.


         STOCK OPTIONS

         In  fiscal  1997,  the  Company  has  adopted  Statement  of  Financial
         Accounting Standards No. 123, (SFAS No. 123) "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. As described in Note 9, the Company has granted stock options for a fixed number of shares to employees and officers at an exercise price at the market value of the shares on the date of grant. Accordingly, as permitted by SFAS No. 123, the Company has elected to continue to account for stock option grants in accordance with APB No. 25 and recognizes no compensation expense for these grants.

         INCOME TAXES

         The Company and its wholly-owned subsidiaries file a consolidated Federal income tax return. Deferred income taxes arise as a result of differences between financial statement and income tax reporting.


         EARNINGS (LOSS) PER COMMON SHARE

         In fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share", which requires public companies to present basic earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of February 28, 1998 in accordance with SFAS No. 128. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. At February 28, 1998, the Company had 174,500 outstanding stock options which could potentially dilute basic earnings per share but have not been considered as they would have had an antidilutive impact for all periods presented (see Note 9).

         REPORTING COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which is effective for the Company's year ending February 27, 1999. SFAS No. 130 addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income, and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

         SEGMENT INFORMATION

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure About Segments of an Enterprise and Related Information", which is effective for the Company's year ending February 27, 1999. SFAS No. 131 changes the way public companies report information about segments of their business in their financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

         FISCAL YEAR

         The Company's fiscal year ends on the Saturday nearest to February 28. The year ended February 28, 1998 had 52 weeks, and the fiscal years ended March 1, 1997 and March 2, 1996 contained 52 and 53 weeks, respectively.

         RECLASSIFICATION

         Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

         USE OF ESTIMATES

         In preparing the Company's financial statements, in conformity with generally accepted accounting principals, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.

         IMPAIRMENT OF LONG-LIVED ASSETS

         In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts carrying amount of the respective assets if the expected future undiscounted cash flows are less than their book values. No impairment loss was required in fiscal years 1998, 1997 and 1996.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of all financial instruments potentially subject to valuation risk, principally include: cash, accounts receivable, accounts payable, and long term debt. The carring value of these financial instruments approximate fair value, except for the long term debt for which it is not practiable to determine its fair value.

  NOTE 3 - PRIVATE PLACEMENT

         On August 15, 1996, the Company completed a $3.5 million private placement with an investment partnership. Terms of this transaction included the issuance of 250,000 shares and $2,760,000 of 12.5% convertible subordinated debentures which are due August 15, 2001.

         The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, GA. In conjunction with the sale of this property completed on October 1, 1997 (see Note 6), the Company prepaid $707,000 of these debentures.

         The debentures, after giving effect to the prepayment related to the sale of the Company's facility referred to above, were convertible into the Company's common stock over the next five years. The investment partnership waived its conversion rights to convert the following amounts of shares at the related conversion prices:

                               Conversion         Conversion
                                  Price             Shares
                               ----------         ----------
                                  $3.83            305,000
                                  $5.00            176,967

         The agreement grants the investor certain registration rights for the shares issued and the Conversion Shares to be issued.

         The difference between the purchase price of the shares issued and their fair market value on August 15, 1996 aggregated $197,500. This was reflected as deferred issue costs and will be amortized over the expected five-year term of the subordinated convertible debentures. The prorated portion of these costs associated with the prepaid $707,000 of these debentures was recognized in the accounting period in which the event occurred.

         Costs associated with this private placement aggregated $409,000 including $104,000 related to the shares issued which have been charged to paid in capital. The remaining balance of $305,000 will be amortized over the five-year term of the debentures. The prorated portion of these costs associated with the prepaid $707,000 of these debentures was recognized in the accounting period in which the event occurred.

         The Company was in default in respect to interest payments due on the subordinated debt in August 1997, and again in February 1998. In September 1997, the Subordinated Debt holder and the Company entered into an agreement to extend the cure period on the default; this forbearance agreement was extended month by month until May 1998. In May 1998, the Company entered into an agreement with the debt holder to extend the cure period, with respect to $322,551 in prior interest payment defaults and for the interest payment due in August 1998, until December 1998. In return, the Company agreed to secure the Debentures by a first priority lien on all the assets of the Company, to the extent not otherwise prohibited under the Congress facility, and to issue five-year warrants convertible to 16,500,000 shares of the Company's stock at an exercise price of $.10. The Company obtained an independent valuation of this transaction, in the amount of $175,000, and this amount was expensed in fiscal year 1998. To the extent that the Company has insufficient authorized and unissued shares of Common Stock to satisfy the exercise of the warrants, the Company shall use its best efforts to promptly cause its authorized capital to be increased to the extent necessary to satisfy the conversion rights in full. The Company can, at its option within the framework of the forbearance agreement, prepay all or part of the outstanding subordinated debt at a price equal to 125% of the principal amount paid.

  NOTE 4 - UNUSUAL (CREDIT) CHARGE

         In November, 1992, the Company acquired Phoenix Associates Inc., a manufacturing facility in Puerto Rico, pursuant to a stock purchase agreement. Phoenix had been an exclusive contractor for the Company, manufacturing many of the Company's product lines. A portion of the purchase price was subordinated debt payable to the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the Company discovered an inventory variance of $1,700,000, principally attributable to unrecorded manufacturing and material cost variance at the Puerto Rico facility, which were incurred prior to the Company's acquisition of this facility. In connection with the acquisition of the Puerto Rico facility, the Company initiated an action against the former owners of that facility as more fully described in Note 10. In fiscal 1996, the Company concluded that its counterclaims against the former owners of Phoenix, the holder of the subordinated debt payable, are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote. Accordingly, in fiscal 1996 the Company eliminated this payable and reflected such reduction as an unusual credit in the accompanying financial statements.

         In March of fiscal 1994, the Company terminated the employment contracts of its Chairman and Vice-Chairman. In accordance with the underlying agreement, they will be paid an aggregate of approximately $400,000 per year in severance and other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994.

         Through February 28, 1998, payments of the unusual charges aggregated $1,533,681, and represent payments against the present value of the termination payments to the former Chairman and Vice Chairman. As of October 1997, pending negotiation of more favorable terms, payment under this agreement was suspended (see Note 10).

  NOTE 5 - INVENTORIES

         INVENTORIES ARE SUMMARIZED AS FOLLOWS:

           =========================================================================================
                                                          February 28, 1998        March 1, 1997
           =========================================================================================
           Raw Materials                                      $   166,646           $ 1,368,823
           Work in Process                                        756,959             2,857,238
           Finished goods                                       2,166,778             3,600,379
                                                              -----------           -----------

                                                              $ 3,090,383           $ 7,826,440
                                                              ===========           ===========
           =========================================================================================

         Inventory valuation allowances and write-downs approximating $834,000 and $415,000 were provided for the years ended February 28, 1998 and March 1, 1997, respectively.

  NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment are summarized as follows:


             =========================================================================================
                                                           February 28, 1998        March 1, 1997
             =========================================================================================
              Land                                           $         -             $    83,757
              Buildings and improvements                           9,130               3,156,813
              Machinery and equipment                          3,384,115               3,422,993
              Furniture and fixtures                             791,242                 798,640
                                                              ----------              ----------
                                                               4,184,487               7,462,203
              less-accumulated depreciation                   (3,226,412)             (4,258,166)
                                                              ----------              ----------

                                                             $   958,075             $ 3,204,037
                                                             ===========               =========
             =========================================================================================


         On October 1, 1997, the Company completed the consolidation of its facilities and sold its 152,000 square foot manufacturing and distribution facility in Cartersville, GA. to Mimms Enterprises, a Real Estate Investment General Partnership, for cash aggregating $2,850,000. The Company reflected a gain on the sale in its third fiscal quarter of $793,000. The proceeds were used to pay the $525,000 financing secured by this property, to prepay $707,000 of the convertible subordinated debentures secured by a second mortgage on this property, and to pay a $176,000 prepayment penalty incurred from the prepayment of the subordinated debt. The remaining proceeds were utilized to reduce the revolving credit financing.


  NOTE 7 - LONG-TERM DEBT AND NOTES PAYABLE

         REVOLVING CREDIT

         The Company has a $15 million revolving credit facility with Congress Financial Corp. which expired in March, 1998, and has been extended to August 1998. The revolving credit agreement provides for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 2-3/4% above prime. The agreement requires, among other provisions, the maintenance of minimum working capital and net worth levels and also contains restrictions regarding payment of dividends. Borrowings under the agreement are collateralized by substantially all of the assets of the Company. At February 28, 1998, the Company had excess borrowing availability pursuant to this credit agreement of $279,000, and was not in compliance for both net worth and working capital covenants.

         In March, and then in May 1998, Congress Financial Corporation extended its Loan and Security Agreement with the Company to August 18, 1998, with ongoing discussions for the Company and Congress to enter a new, long-term financing facility. In management's opinion, a new agreement will be in place prior to the expiration of the current extension.

         In connection with this financing, the Company used $5,090,000 of the proceeds of the revolving credit facility to reduce the balance due to Chemical Bank and simultaneously entered into a $2,000,000 Term Loan Agreement with Chemical Bank. At December 15, 1995, $1,000,000 was outstanding under this loan. Pursuant to an amendment to this agreement, the Company made payments of $100,000 each on December 31, 1995 and January 31, 1996 and agreed to pay the remaining $800,000 in 15 equal installments commencing March 31, 1996. In connection with the $3.5 million private placement concluded in August, 1996 (Note 3), the Company prepaid the outstanding balance of $500,000 in accordance with the terms of this amendment. Pursuant to the agreement, the Company issued 10,000 treasury common shares related to its decision to defer making the mandatory prepayments.

         REAL ESTATE FINANCING

         On June 8, 1994, the Company borrowed $1,500,000 under a separate 10-1/2% five-year term loan with Congress Financial Corp. and repaid a $1,700,000 Industrial Revenue Bond financing. This loan was secured by the Company's facility in Cartersville, Georgia, and satisfied fully upon the sale of the property on October 1, 1997.


         Capital Leases

         The Company leases equipment under capital leases. A schedule of the yearly minimum rental payments is as follows:


                                 February, 1999                                   $ 64,488
                                 February, 2000                                     64,488
                                 February, 2001                                     64,488
                                 February, 2002                                      2,857
                                                                                   -------

                Total minimum lease payments                                       196,321
                Less amount representing interest                                   23,721
                                                                                   -------
                Present value of net minimum lease payments                        172,600
                Less current maturities                                             51,898
                                                                                   -------

                Long term capital lease obligation                                $120,720
                                                                                   =======

         At  February  28,  1998,  the  Company  had  approximately  $218,279 of
         equipment  under  capital  lease  with   accumulated   amortization  of
         approximately $21,828.

  NOTE 8 - INCOME TAXES

         Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax law. Significant components of the Company's deferred taxes at February 28, 1998 and March 1, 1997 are as follows:


         =====================================================================================================================
                                                                                        1998                       1997
         =====================================================================================================================
         Deferred tax assets
         Net operating loss carryforward                                               $   7,150,000           $  5,471,000
         Accrued severance                                                                   257,000                294,000
         Excess of tax basis  over book basis of  inventories                                333,000                165,000
         Capitalized inventory costs                                                          63,000                143,000
         Other                                                                               127,000                 43,000
                                                                                       -------------           ------------
         Total deferred tax assets                                                     $   7,930,000           $  6,116,000


         Deferred tax liabilities
         Difference  between  the book and tax  basis of  property,  plant and
         equipment                                                                           366,000                389,000
                                                                                       -------------           ------------

         Net deferred tax asset                                                        $   7,564,000           $  5,727,000
         Less valuation allowance                                                          7,564,000              5,727,000
                                                                                       -------------           ------------
         Net deferred taxes                                                                  -                      -
                                                                                       =============           ============

         =====================================================================================================================


         The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets which it cannot presently utilize.

         At February 28, 1998, the net operating loss carryforward for book purposes is $19.0 million. For tax purposes, at February 28, 1998, the Company's net operating carryforward was $17..9 million, which, if unused, will expire from 2009 to 2013. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through February 28, 1998, the change in ownership was less than 50%.

         There was no income tax provision (benefit) for the fiscal years 1998, 1997 and 1996.

         The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

                    ==========================================================================================
                                                               1998               1997              1996
                    ==========================================================================================
                    Computed  "expected"  provision  for
                    Federal income taxes                        (35.0)%          (35.0)%           (35.0)%
                    Valuation allowance                          35.0             35.0              35.0
                                                                -----            -----             -----

                    Actual provision for income taxes             -   %            -   %             -   %
                                                                =====            =====             =====

                    ==========================================================================================


  NOTE 9 - STOCKHOLDERS' EQUITY

         STOCK OPTIONS

         The 1992 stock option plan, as amended, provides for the issuance of options to purchase up to 340,000 shares of common stock at the market value at the date of grant. Options are exercisable up to ten years from the date of grant and vest at 20% per year.

         The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized for grants made under the Company's stock option plan. Had compensation cost been determined based on the fair value, as determined in accordance with the requirements of SFAS No. 123, at the date of grant of stock option awards, the increase in the net loss for fiscal 1998, 1997 and 1996 would be $22,000, $32,000 and $10,000 respectively. In fiscal 1998 and 1997, there were no awards of stock options. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

         A summary of option activity for the years ended February 28, 1998, March 1, 1997, and March 2, 1996 is as follows:

                                                                         NUMBER OF           WEIGHTED AVERAGE
                                                                          OPTIONS             EXERCISE PRICE
                 =============================================================================================
                   Balance, February 25, 1995                             180,000                 $5.75
                        Granted                                            84,000                 $3.24
                                                                          --------                -----

                   Balance, March 2, 1996                                 264,000                 $4.95
                        Forfeited                                         (11,000)                $3.37
                                                                          --------                -----

                   Balance, March 1, 1997                                 253,000                 $5.02
                        Forfeited                                         (78,500)                $5.42
                                                                          --------                -----

                   Balance, February 28, 1998                             174,500                 $4.84
                 =============================================================================================


         At February 28, 1998 the status of outstanding stock options is summarized as follows:

                 =============================================================================================
                                                                  WEIGHTED
                                                                  AVERAGE
                                                                 REMAINING
                    EXERCISE          OPTIONS                   CONTRACTUAL                     OPTIONS
                     PRICES         OUTSTANDING                     LIFE                      EXERCISABLE
                 ---------------------------------------------------------------------------------------------
                      $3.00             30,000                   7.8 Years                      12,000
                      $3.37             32,000                   7.7 Years                      12,800
                      $5.75           112,500                    6.7 Years                      67,500
                                ---------------------                                   ----------------------

                                      174,500                                                   92,300
                                =====================                                   ======================

         The weighted average fair value at date of grant for those options granted in fiscal 1996 was $2.34. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted average assumptions:


                     Dividend Yield                             0%
                     Risk-free interest rate                 6.23%
                     Expected life after vesting period     10 years
                     Expected volatility                       58%

         ISSUANCE OF PREFERRED STOCK

         On March 22, 1994, the Company sold to its Management Group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate and approximate $327,000 at February 28, 1998. Such dividends were convertible into common stock at the rate of $5.00 per share. The conversion rights were waived in May 1998. These shares are redeemable, at the option of the Company, on or after February 28, 1999 and have a liquidation preference of $200 per share.

         ISSUANCE OF TREASURY STOCK

         In connection  with the Company's  refinancing  on March 22, 1994 (Note
         7), the Company entered into a $2,000,000 Term Loan Agreement with Chemical Bank. Pursuant to the agreement, the Company issued to Chemical Bank 10,000 treasury common shares, related to mandatory prepayments which were not made.

         STOCKHOLDERS' RIGHTS PLAN

         The Company has a Stockholders' Rights plan which becomes effective when more than 30% of the Company's common shares are acquired by a person or a group. The Company may redeem the rights before such time. This plan has been repealed as part of the May 19, 1998 forbearance agreement.

         GRANT OF WARRANTS

         Warrants granted to NAN Investors LP to purchase 16,500,000 shares of the Company's Common Stock for $.10 per share, with a five-year term effective May 21, 1998.

NOTE 10 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY
          TRANSACTIONS

         LEASE  COMMITMENTS

         Minimum rental commitments under noncancellable leases (excluding renewal options and escalation) having a term of more than one year are as follows:

                  ===========================================================================
                   FISCAL YEAR ENDING
                  ---------------------------------------------------------------------------
                   1999                                                             $248,821
                   2000                                                             $240,901
                   2001                                                             $246,199
                   2002                                                             $251,569
                   2003                                                             $190,560
                  ===========================================================================

         Rental expense under operating leases, including escalation amounts, was approximately $228,007, $266,000, and $300,000 for the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996, respectively.

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

         The aggregate commitment under these agreements at February 28, 1998 extend through fiscal 1999 and amount to $818,000.

         AGREEMENTS WITH PRINCIPAL STOCKHOLDERS

         On March 1, 1994, in  connection  with the  restructuring  described in
         Note 1, the Company entered into agreements with its two principal stockholders and a group of employees (the "Management Group"). The agreements provide, among other things, for:

                  The reimbursement of the principal stockholders, limited to $1.50 per share to the extent that the gross proceeds per share from the sale of common stock by the stockholders during the two-year period beginning September 1, 1994 are less than $5.00 per share. Such guaranty is applicable to a maximum of
                  160,000 shares sold by such shareholders, subject to reductions under certain circumstances. The principal shareholders sold 157,875 shares including 88,400 at prices below of $5.00 per share: 42,875 shares in the fiscal year ended March 1, 1997 and 51,275 shares in the year ended March 2, 1996 which resulted in a charge to operating results of $12,000 and $36,000, respectively.

                  Warrants to purchase up to 157,875 shares of common stock equal to the number of shares sold by the principal stockholders. The exercise price per share of such warrants
                  would   equal  the   gross   proceeds   per  share   from  the
                  corresponding sale by the principal stockholders. Such warrants expire on February 28, 2000. As of May 29, 1998 these warrants have not been requested to be issued, nor have they been issued.

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

         TRADEMARK LICENSING AGREEMENTS

         Minimum payments under non cancellable licensing agreements (excluding renewal options) having a term of more than one year as of March 1, 1997, are as follows:

                         FISCAL YEAR ENDING                                                     AMOUNT
                         ------------------                                                   ----------
                             1999                                                             $1,334,000
                             2000                                                               $668,000
                                                                                              ----------
                         Total minimum licensing payments                                     $2,002,000
                                                                                              ==========

         Royalties to GUESS?, Inc., which owns 23% of the outstanding common stock of the Company, aggregated $840,000 in fiscal 1998, $294,000 in fiscal 1997, and $335,000 in fiscal 1996. The Company has informed GUESS that it will not achieve the minimum net sales of $8 million required, pursuant to the license agreement, for the twelve-month period ending May 31, 1997. GUESS has agreed not to terminate the license agreement as of May 31, 1997 and the Company has agreed that GUESS, in its sole and subjective discretion, may terminate the license agreement at any time after December 31, 1997. Due to the lack of capital resources necessary to develop and support the Guess? Product line, the Company with the support of Guess? Inc. has initiated a strategy to discontinue its Guess? Division by the first quarter of fiscal year 1999. The GUESS? License was terminated as of March 31, 1998. Minimum licensing payments to GUESS? included above for the period subsequent to December 31, 1997 are $175,000.

         As described in Note 12, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd.., announced their intention to sell Brittania. In light of the actions announced by Levi's, a customer accounting for approximately $11 million of the Company's sales of Brittania product has advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company has filed a lawsuit against Levi Strauss & Co. Minimum licensing commitments to Brittania included above aggregated $504,000.


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

         In November 1993, the former owners of Phoenix filed counterclaims against the Company alleging improper termination with regard to their employment agreement and breach of the stock purchase agreement. The former owners have filed for damages of approximately $9,000,000. The actions remain in their preliminary stage. The Company considers the damages in the counterclaim to be unsupportable and believes it will likely prevail on its defenses to such counterclaims . In the third quarter of the 1996 fiscal year, the Company concluded that its counterclaims against the holder of the subordinated note payable to the former owner of Phoenix, as described in Note 4 above, are in excess of the $300,000 due and, in the opinion of legal counsel and management, the likelihood of any payment of this note is remote. The Company has agreed to settle the Varon/LBA litigation, and will realize $675,000 from the matter in the first quarter of fiscal year 1999.

         On December 9, 1997, Donald Gold, a Director of the Company (subsequently resigned), filed a complaint against the Company in the State Court of Fulton County, State of Georgia relating to payments allegedly due him under the March 18, 1994 Severance Agreement. The Company has subsequently entered into a settlement agreement, which will not have a material impact on the Company's financial position.

         On January 15, 1998, in the Supreme Court of the State of New York, Westchester County, George Gold, a Director of the Company, filed a complaint against the Company for breach of the March 18, 1994

         Severance Agreement, and is seeking damages in the amount of $559,456 plus applicable interest and legal fees. The Company on March 9, 1998 filed counterclaims for a significantly larger amount.

         On February 17, 1998, Theresa M. Bohenberger, a former Vice President and Director of the Company, filed a complaint against the Company in the United States District Court for the Southern District of New York, relating to payments due her under the May 2, 1992 Severance Agreement. The Company has been in discussion with Ms. Bohenberger's counsel concerning settlement of the issues.

         Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the George Gold, Theresa M. Bohenberger, and other legal proceedings and claims in which the Company is defendant will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operations of the Company. No provision has been made by the Company with respect to the aforementioned litigation at February 28, 1998.

         LETTERS OF CREDIT

         At February 28, 1998, the Company had outstanding letters of credit, primarily with foreign banks of approximately $200,000 for purposes of collateralizing the Company's obligations for inventory purchases.

  NOTE 11 - RETIREMENT PLAN

         The Company has a 401(k) plan for the benefit of all qualified employees. Under the terms of the plan, the Company for fiscal year 1996 contributed an amount equal to 2%, aggregating $102,000, of the participant's earnings subject to the maximum contribution levels established by the Internal Revenue Service. No contribution was made for fiscal 1998 and 1997.


  NOTE 12 - BRITTANIA LITIGATION

         Since September, 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Strauss & Co.". Sales under this license aggregated $4.5 million in fiscal year 1998, $14.9 million in fiscal 1997, and $14.6 million in fiscal 1996.

         As of January 1, 1997, the license was renewed for a five-year term, including automatic renewals of two years if certain minimum sales levels are achieved. On January 22, 1997, Levi's announced its intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark.

         The Company had filed a lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alledging that the licensor breach various obligations under the licensing agreement, including without limitation its covenant of good faith and fair dealing. The Company has subsequently agreed to a tentative settlement to this litigation, which will not have a material impact on the Company's financial position.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited consolidated quarterly financial data for fiscal years 1998 and 1997 is as follows:


                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
           ==================================================================================================
                                                       FIRST          SECOND          THIRD         FOURTH
                                                      QUARTER         QUARTER        QUARTER        QUARTER
           ==================================================================================================
           Fiscal 1998
              Net Sales                               $6,357          $5,204          $5,699          $4,423
              Gross Profit                             1,738             921             930            (487)

           Gain (Loss) Asset Sale (Note 6)                 -               -             793             (81)

              Net (loss)                                (490)           (925)           (334)         (2,916)

           Net  (loss) per share-basic and            ($0.16)         ($0.29)         ($0.11)         ($0.91)
             diluted

              Weighted average shares                  3,239           3,239           3,239           3,239


           Fiscal 1997
              Net Sales                               $6,687          $7,975          $8,435          $7,296
              Gross Profit                               977           1,806           1,498           1,719


              Net (loss)                              (1,060)           (435)           (862)           (390)

           Net  (loss) per  share-basic  and          ($0.35)         ($0.15)         ($0.27)         ($0.13)
             diluted

              Weighted average shares                  2,989           3,033           3,329           3,239
           ==================================================================================================


                                                                     SCHEDULE II



                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


           COLUMN A                   COLUMN B                COLUMN C                COLUMN D               COLUMN E
           --------                   --------                --------                --------               --------


                                                             ADDITIONS               DEDUCTIONS
                                     BALANCE AT              CHARGED TO                 FROM                BALANCE AT
                                     BEGINNING               COSTS AND                RESERVES                CLOSE
        DESCRIPTION                   OF YEAR                 EXPENSES              DESCRIBED (A)             OF YEAR
        -----------                  ----------              ----------             -------------           ----------
YEAR ENDED FEBRUARY 28, 1998
  ALLOWANCES
     ACCOUNTS RECEIVABLE              $148,601                 $206,388                ($4,454)              $350,535
                                =============================================================================================


Year ended March 1, 1997
  Allowances
     Accounts receivable               $40,076                 $119,688                $11,163               $148,601
                                =============================================================================================


(a)              Uncollectible accounts written off (recovered) against the allowance.

