Form 10-Q
period 1998-08-29
NANTUCKET INDUSTRIES INC
filed 1998-10-13
CIK 69623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended AUGUST 29, 1998.


Commission File Number:  1-8509



                           NANTUCKET INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                         58-0962699
(State of other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)


            510 BROADHOLLOW ROAD, SUITE 300, MELVILLE, NEW YORK  11747
            ------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 9, 1998, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                QUARTERLY REPORT
                        FOR QUARTER ENDED AUGUST 29, 1998



                                    I N D E X


                                                                         PAGE
                                                                         ----
Part I. - FINANCIAL INFORMATION

         Consolidated balance sheets                                      3

         Consolidated statements of operations                            4

         Consolidated statements of cash flows                            5

         Notes to consolidated financial statements                     6 - 13

         Management's discussion and analysis of
         financial condition and results of operations                 14 - 15

Part II.- OTHER INFORMATION                                              16

Signature                                                                17

                             NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                         AUGUST 29,         February 28,
                                                                           1998                 1998
                                                                       ---------------------------------
                                                                        (unaudited)            (1)
                       ASSETS

CURRENT ASSETS
  Cash                                                                 $    240,972        $      8,850
  Accounts receivable, less reserves of $100,000 and
    $351,000, respectively                                                1,630,583           2,879,735
  Inventories (Note 4)                                                    1,538,878           3,090,383
  Other current assets                                                      139,191              71,895
                                                                       --------------------------------
     Total current assets                                                 3,549,624           6,050,863
PROPERTY, PLANT AND EQUIPMENT - NET                                         776,728             958,075
OTHER ASSETS - NET                                                          175,290             198,786
                                                                       --------------------------------
                                                                       $  4,501,642        $  7,207,724
                                                                       ================================
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                 $     37,214        $  3,161,286
  Convertible subordinated debentures                                     2,052,986           2,052,986
  Current portion of capital lease obligations                               54,127              51,898
  Accounts payable                                                          867,221             722,483
  Accrued salaries  and employee benefits                                   114,578             223,031
  Accrued unusual charge (Note 7)                                           647,563             465,000
  Accrued expenses and other liabilities                                    947,194             730,478
  Accrued royalties                                                         367,443             763,270
                                                                       --------------------------------
     Total current liabilities                                            5,088,326           8,170,432

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                            93,070             120,702

ACCRUED UNUSUAL CHARGE (Note 7)                                              --                 178,717
                                                                       --------------------------------
                                                                          5,181,396           8,469,851
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 6)
  Preferred stock, $.10 par value; 500,000 shares authorized, of which 5,000 shares have been designated as non-voting
    with liquidating preference of $200 per share and are issued                500                 500
    and outstanding
  Common stock, $.10 par value; authorized 20,000,000 shares;
    issued 3,241,848 at May 30, 1998 and February 28, 1998                  324,185             324,185
  Additional paid-in capital                                             12,539,503          12,539,503
  Deferred issuance cost                                                   (105,983)           (115,541)
  Accumulated deficit                                                   (13,418,022)        (13,990,837)
                                                                       --------------------------------
                                                                           (659,817)         (1,242,190)

Less 3,052 shares at May 30, 1998 and February 28, 1998
  of common stock held in treasury, at cost                                  19,937              19,937
                                                                       --------------------------------
                                                                           (679,754)         (1,262,127)
                                                                       --------------------------------
                                                                       $  4,501,642        $  7,207,724
                                                                       ================================


(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements


                                       NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                  Twenty-six Weeks Ended                   Thirteen Weeks Ended
                                                              ------------------------------          -----------------------------
                                                               AUGUST 29,        August 30,            AUGUST 29,        August 30,
                                                                  1998              1997                  1998             1997
                                                              ------------------------------          -----------------------------

Net sales                                                      $7,344,349         $11,561,289         $3,061,645         $5,203,953
Cost of sales                                                   5,877,765           8,902,519          2,486,525          4,282,920
                                                               ------------------------------         -----------------------------
     Gross profit                                               1,466,584           2,658,770            575,120            921,033

Selling, general and administrative
  expenses                                                      1,969,951           3,431,841            951,734          1,530,817
                                                               ------------------------------         -----------------------------

     Operating loss                                              (503,367)           (773,071)          (376,614)          (609,784)

   Other Income                                                 1,391,313                  --            716,313                 --
   Net gain (loss) on sale of assets                              (15,411)                 --            (15,411)                --
   Interest expense                                              (299,720)           (642,219)          (136,987)          (315,557)
                                                               ------------------------------         -----------------------------

        Net  income (loss)                                     $  572,815         $(1,415,290)        $  187,301         $ (925,341)
                                                               ==============================         =============================

Net income (loss) per share - basic and diluted (Note 3)       $     0.18         $     (0.45)        $     0.06         $    (0.29)
                                                               ==============================         =============================

Weighted average common shares outstanding                      3,238,796           3,238,796          3,238,796          3,238,796
                                                               ==============================         =============================


The accompanying notes are an integral part of these statements.

                        NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Twenty-six Weeks Ended
                                                                    -----------------------------
                                                                     AUGUST 29,        August 30,
                                                                       1998              1997
                                                                    -----------       -----------
Cash flows from operating activities
  Net income (loss)                                                 $   572,815       ($1,415,290)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities
      Depreciation and amortization                                     135,944           200,709
      Provision for doubtful accounts                                    73,165            24,000
      Loss (gain) on sale of fixed assets                                15,411            (5,491)
      Provision for obsolete and slow moving inventory                   47,498            88,906
      (Increase) decrease in assets
        Accounts receivable                                           1,175,987         2,486,143
        Inventories                                                   1,504,007         1,420,759
        Other current assets                                            (67,296)            6,057
      (Decrease) increase in liabilities
        Accounts payable                                                144,738           (62,924)
        Accrued expenses and other liabilities                         (287,564)           96,773
        Accrued unusual charge                                            3,846          (204,005)
                                                                    -----------       -----------

      Net cash provided by (used in) operating activities             3,318,551         2,635,637
                                                                    -----------       -----------
Cash flows from investing activities
  Removals (additions) of property, plant and equipment                  35,340            68,402
  Proceeds from the sale of fixed assets                                 27,040                --
  (Increase) decrease in other assets                                       666           108,984
                                                                    -----------       -----------

      Net cash (used in) provided by investing activities                63,046           177,386
                                                                    -----------       -----------
Cash flows from financing activities
 (Repayments) borrowings under revolving credit financing, net       (3,124,072)       (2,784,868)
  Payments of capital lease obligations                                 (25,403)          (21,321)
                                                                    -----------       -----------

      Net cash (used in) provided by financing activities            (3,149,475)       (2,806,189)
                                                                    -----------       -----------

        NET INCREASE (DECREASE) IN CASH                             $   232,122       $     6,834

Cash at beginning of period                                               8,850             7,941
                                                                    -----------       -----------

Cash at end of period                                               $   240,972       $    14,775
                                                                    ===========       ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                        $   128,927       $   395,873
                                                                    ===========       ===========

    Income taxes                                                             --                --
                                                                    ===========       ===========



The accompanying notes are an integral part of these statements

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           TWENTY-SIX WEEKS ENDED AUGUST 29, 1998 AND AUGUST 30, 1997
                                   (unaudited)


     NOTE 1-RESTRUCTURING AND LIQUIDITY MATTERS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 8, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd. a licensor which accounted for $14.9 million of the Company's fiscal 1997 sales, and $4.5 million of fiscal 1998 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales and only approximately $3.0 million in fiscal 1998, of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a multimillion-dollar lawsuit against Levi Strauss & Co. alleging that the licensor breach various obligations under the license agreement, including without limitation its covenant of good faith and fair dealing. In June 1998, the Company reached an accord with Levi's to settle this litigation (see Note 8).

     For the first six months of the current fiscal year the Company showed an overall net profit of $573,000, including a loss from continuing operations of $503,000. The Company has experienced significant losses in recent years which have generally resulted in severe cash flow issues that have negatively impacted the ability of the Company to conduct its business as presently structured. Due to the lack of capital resources needed to properly develop and support the GUESS? product line, the Company with the support of GUESS? Inc. initiated a strategy to discontinue its GUESS? division. Sales for this product line in fiscal 1998, 1997, and 1996 aggregated $7.0, $4.7, and $4.9 million respectively. Until April 17, 1998 the Company's Common Stock was traded on the American Stock Exchange. Because the Company fell below American Stock Exchange guidelines for continued listing, effective April 17, 1998, the Company's stock was delisted. It is currently traded on the NASD Supplemental Market under the symbol "NANK". The Company has defaulted on interest payments to its subordinated debt holder, and has no long-term credit facility in place. As a result of the Brittania matter and the continuing losses from operations, interest payment default, and the lack of a long-term credit facility, there can be no assurance that the Company can continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence. There can be no assurance that the ultimate impact or resolution of these matters will not have a materially adverse effect on the Company or on its financial condition.


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

     NOTE 2-CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of August 29, 1998 and the consolidated statements of operations for the twenty-six and thirteen week periods, and statements of cash flows for the twenty-six weeks ended August 29, 1998 and August 30, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at August 29, 1998, and the results of their operations for the twenty-six and thirteen week periods and cash flows for the twenty-six weeks and thirteen weeks ended August 29, 1998 and August 30, 1997 have been made on a consistent basis.

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

     NOTE 3- EARNINGS (LOSS) PER COMMON SHARE

     In fiscal year 1998, the Company adopted the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", which requires public companies to present earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of February 28, 1998 in accordance with SFAS No. 128. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share are based on a weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based upon the average price during the year. The adoption of this standard will not have any impact on the disclosure of per share results in the financial statements.

     NOTE 4-INVENTORIES

     Inventories are summarized as follows:


                                              August 29,           August 30,
                                                1998                  1997
                                             ----------           ----------
     Raw Materials                           $   77,869           $  789,597
     Work in Process                          1,185,362            1,699,212
     Finished Goods                             275,647            3,827,966
                                             ----------           ----------

                                             $1,538,878           $6,316,775


     NOTE 5-INCOME TAXES

     At August 29, 1998 the Company had a net deferred tax asset approximating $7,600,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $17,900,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through August 29, 1998 the change in ownership was less than 50%.

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


George Gold Matter

     On January 15, 1998, in the Supreme Court of the State of New York, Westchester County, George Gold, a director of the Company filed a complaint against the Company for breach of the March 18, 1994 Severance Agreement, and is seeking damages in the amount of $559,456 plus applicable interest and legal fees. The Company on March 9, 1998 filed counterclaims in a significantly larger amount. On July 30, 1998, the court granted a summary judgement on behalf of George Gold. The Company does not have the unencumbered assets available to satisfy the judgement, and is exploring its available options.

Theresa M. Bohenberger Matter

     On February 17, 1998, Theresa M. Bohenberger, a former director of the Company, filed a complaint against the Company in the United States District Court for the Southern District of New York, relating to payments due her under the May 2, 1992 Severance Agreement. The Company has reached a settlement with Ms. Bohenberger.

     The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, these other legal proceedings and claims will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operation to the Company. No provision has been made by the Company with respect to the aforementioned litigation as of August 29, 1998.

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

     The Company has filed a multimillion dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breach various obligations under the licensing agreement, including without limitation its covenant of good faith and fair dealing. The Company has agreed to settle the Levi's litigation and has realize approximately $725,000 in gross value from this matter.

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

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales

Net sales for the six months ended August 29, 1998 decreased 36% from prior year levels to $7,344,000, and in the second quarter of the current fiscal year declined 41% from prior year levels to $3,062,000.Included in this is net sales of GUESS? in the amount of $1,992,000 and $426,000 for the first and second quarters respectively. The decline in the sales is directly related to the phase-out of sales of Brittania product associated with the actions announced by Levi's to dispose of the Brittania brand, and the discontinuance of the GUESS? product line as of the first quarter of the current fiscal year, 1999.

Gross Margin

Gross profit margins for the six months ended August 29, 1998 decreased to 20% from the prior year levels of 23%. Gross profit margins for the second quarter increased from 18% to 19%. This reflects the impact of the Company's strategy to phase-out the GUESS? product line, and the associated closeout of inventory which was substantially accomplished in the first quarter of the current fiscal year.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended August 29, 1998 declined by $1,462,000 from prior year levels to $1,970,000. Second quarter expenses declined by $579,000 to $952,000 from last years, same period, levels. These improvements are the result of lower occupancy costs, reduced staffing levels, efficiencies, and reductions in overhead associated with the phase-out of the GUESS? division.

Interest Expense

Interest expense for the first six months of the fiscal year decreased $342,000 from prior year levels, and in the second quarter declined $179,000 from last year, same period, reflecting reductions in the outstanding revolving credit facility, and the subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company showed a net profit of $573,000 for the six months ending August 29, 1998, and $187,000 in profit for the second fiscal quarter. Included in this was a loss from operations of $503,000 and $377,000, respectively. The Company has incurred significant losses in recent years which have generally resulted in severe cash flow problems that have negatively impacted the ability of the Company to conduct its business as presently structured.

In March, 1994 the Company was successful in refinancing its credit agreements with (i) a three year $15,000,000 revolving credit facility with Congress Financial; (ii) a $2,000,000 Term Loan Agreement with Chemical Bank; and (iii) an additional $1,500,000 Term Loan with Congress replacing the Industrial Revenue Bond financing of the Cartersville, Georgia manufacturing plant.

In March, May, and August of 1998, Congress Financial Corporation extended its Loan and Security Agreement with the Company, currently to December 31, 1998; discussions are on going, for the Company and Congress to enter into a new, long-term financing facility. In management's opinion, a new facility with Congress Financial, or an alternative lender will be in place as of the expiration of the current agreement.

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

The Company utilized the proceeds of the $3.5 million private placement to prepay existing debt. Working capital levels have declined $581,000 from February 28, 1998 levels reflecting reductions in receivables and inventories utilized to reduce debt levels. The $1.6 million reduction in inventory levels reflects the Company's reduction in sales volume, and its continuing efforts to manage its supply chain towards delivering inventory closer to forecasted demand. Because of the concern whether the Company will have the financial ability to make interest payments to the subordinated debt holder in December 1998 when they come due, the subordinated debt has been reclassified to short term.

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


                                        NANTUCKET INDUSTRIES, INC.
                                        (Registrant)
                                        By:





October 8, 1998                         /s/ Nick J. Dmytryszyn
                                        ---------------------------------------
                                        Chief Financial Officer
                                        (Chief Accounting Officer)