Form 10-Q
period 1998-11-28
NANTUCKET INDUSTRIES INC
filed 2000-02-07
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended November 28, 1998.
                                     ------------------

Commission File Number:  1-8509
                         ------

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         58-0962699
--------                                                         ----------
(State of other jurisdiction of                                (IRS Employer
incorporation  ororganization)                               Identification No.)


             73 5th Avenue, Suite 6A, New York, New York    10003
             -------------------------------------------    -----
             (Address of principal executive offices)      (Zip Code)

                                (917) 853-0475
                                --------------
                (Registrant's telephone number, including area code)


            510 Broadhollow Road, Suite 300, Melville, New York     10003
            ---------------------------------------------------     -----
            (Former Address, since last report)                   (Zip Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.  X YES     NO
                                              ---    ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 14, 2000, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                QUARTERLY REPORT
                                ----------------
                       FOR QUARTER ENDED NOVEMBER 28, 1998
                       -----------------------------------


                                    I N D E X
                                    ---------

                                                                          PAGE
                                                                          ----
Part I.- FINANCIAL INFORMATION (unaudited)
         ---------------------------------
         Consolidated balance sheets                                       3

         Consolidated statements of operations                             4

         Consolidated statements of cash flows                             5

         Notes to consolidated financial statements                      6 - 12

         Management's discussion and analysis of
         financial condition and results of operations                  13 - 14

Part II.- OTHER INFORMATION                                             15 - 17
          -----------------

Signature                                                                 18

                   Nantucket Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                             November 28,      February 28,
                                                                                 1998              1998
                                                                         -----------------------------------
                                                                             (unaudited)            (1)
                                     ASSETS

CURRENT ASSETS
 Cash                                                                            $53,850              $8,850
 Accounts receivable, reserves of $79,000 and
   $351,000, respectively                                                      1,441,230           2,879,735
  Inventories (Note4)                                                          1,928,321           3,090,383
  Other current assets                                                           113,111              71,895
                                                                         ------------------------------------
   Total current assets                                                        3,536,512           6,050,863
PROPERTY, PLANT AND EQUIPMENT, NET                                               698,803             958,075
OTHER ASSETS, NET                                                                108,108             198,786
                                                                         ------------------------------------
                                                                              $4,343,423          $7,207,724
                                                                         ====================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                                          $111,138          $3,161,286
  Convertible subordinated debentures (Note 6)                                $2,052,986           2,052,986
  Current portion of capital lease obligations                                    54,894              51,898
  Accounts payable                                                               497,551             722,483
  Accrued salaries  and employee benefits                                        111,893             223,031
  Accrued unusual charge (Note 7)                                                660,146             465,000
  Accrued expenses and other liabilities                                         935,160             730,478
  Accrued royalties                                                              360,715             763,270
                                                                         ------------------------------------
    Total current liabilities                                                  4,784,483           8,170,432
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                 79,195             120,702
ACCRUED UNUSUAL CHARGE (Note 7)                                                      --              178,717
                                                                         ------------------------------------
                                                                               4,863,678           8,469,851

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Preferred stock,  $.10 par value;  500,000 shares  authorized, of which 5,000 shares have been designated as non-voting
    with liquidating preference of $200 per share and are issued                     500                 500
   outstanding
 Common stock, $.10 par value; authorized 20,000,000 shares;
  issued 3,241,848                                                               324,185             324,185
 Additional paid-in capital                                                   12,539,503          12,364,503
 Deferred issuance cost                                                         (101,204)           (115,541)
 Accumulated deficit                                                         (13,263,302)        (13,815,837)
                                                                        -------------------------------------
                                                                                (500,318)         (1,242,190)

Less 3,052 shares of common stock held in treasury, at cost                       19,937              19,937
                                                                        -------------------------------------
                                                                                (520,255)         (1,262,127)
                                                                        -------------------------------------
                                                                              $4,343,423          $7,207,724
                                                                        =====================================

(1) Derived from audited financial statements.

The accompanying notes are an intergral part of these statements

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                  Thirty-nine Weeks Ended              Thirteen Weeks Ended
                                             -------------------------------   -----------------------------------
                                                 November 28,    November 29,     November 28,        November 29,
                                                     1998           1997             1998                1997
                                             -------------------------------   -----------------------------------
Net sales                                         $9,602,627     $17,260,713       $2,258,278          $5,699,425
Cost of sales                                      7,456,000      13,671,952        1,578,235           4,769,433
                                             -------------------------------   -----------------------------------
     Gross profit                                  2,146,627       3,588,761          680,043             929,992

Selling, general and administrative expenses       2,389,326       5,192,418          419,375           1,760,576
                                             -------------------------------   -----------------------------------

     Operating (loss) profit                        (242,699)     (1,603,657)         260,668            (830,584)

Other income                                       1,391,313              --               --                  --
Net (loss) gain on sale of assets                    (15,093)        792,848              318             792,848
Interest expense                                    (405,986)       (938,043)        (106,266)           (295,825)
                                             -------------------------------   -----------------------------------

        Net income (loss)                           $727,535     ($1,748,852)        $154,720           ($333,561)
                                             ===============================   ===================================

Net income (loss) per share -
  basic and diluted (Note 3)                           $0.22          ($0.56)           $0.05              ($0.11)
                                             ===============================   ===================================

Weighted average common shares outstanding         3,238,796       3,238,796        3,238,796           3,238,796
                                             ===============================   ===================================


The accompanying notes are an intergral part of these statements

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                            Thirty-nine Weeks Ended
                                                          --------------------------
                                                         November 28,   November 29,
                                                                1998           1997
                                                          ------------  ------------
Cash flows from operating activities
  Net income (loss)                                         $727,535    ($1,748,852)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities
      Depreciation and amortization                          216,940        320,236
      Provision for doubtful accounts                         57,082         36,000
      Gain on sale of fixed assets                            15,093       (998,191)
      Provision for obsolete and slow moving inventory        47,498        513,758
      Decrease (increase) in assets
        Accounts receivable                                1,381,423      1,951,025
        Inventories                                        1,114,564      1,767,468
        Other current assets                                 (41,216)       180,412
      (Decrease) increase in liabilities
        Accounts payable                                    (224,932)       127,403
        Accrued expenses and other liabilities              (309,011)        66,197
        Accrued unusual charge                                16,429       (110,342)
                                                         -----------    -----------

      Net cash provided by operating activities            3,001,405      2,105,114
                                                         -----------    -----------

Cash flows from investing activities
  Removals to property, plant and equipment                   34,731        108,098
  Proceeds from sale of fixed assets                          41,090      2,808,731
  Decrease in other assets                                    56,433        180,115
                                                         -----------    -----------

      Net cash provided by investing activities              132,254      3,096,944
                                                         -----------    -----------

Cash flows from financing activities
  Repayments under line of credit agreement, net          (3,050,148)    (4,456,221)
  Payments of capital lease obligations                      (38,511)       (33,372)
  Repayments of long-term debt                                    --       (707,014)
                                                         -----------    -----------

      Net cash used in financing activities               (3,088,659)    (5,196,607)
                                                         -----------    -----------

        NET INCREASE IN CASH                                 $45,000         $5,451

Cash at beginning of period                                    8,850          7,941
                                                         -----------    -----------

Cash at end of period                                        $53,850        $13,392
                                                         ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                             $   151,190    $   631,501
                                                         ===========    ===========

    Income taxes                                                 --              --
                                                         ===========    ===========

                   NANTUCKET INDUSTRIES, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THIRTY-NINE WEEKS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997
                                   (unaudited)



         The Company is an insolvent, currently dormant company, which is presently exploring the advisability of filing a voluntary petition under Chapter 11 of the federal bankruptcy laws, with the goal of reorganizing its management and searching for a new business opportunity, which will potentially allow the Company to successfully reorganize.

         NOTE 1-TERMINATION OF OPERARTIONS AND LIQUIDITY MATTERS

         The accompanying financial statements were prepared assuming that the Company would continue as a going concern. As more fully described in
         Note 8, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd., a licensor which accounted for $14.9 million of the Company's fiscal 1997 sales, and $4.5 million of fiscal 1998 sales, announced their intention to sell Brittania. In light of the actions announced by Levi, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales and only approximately $3.0 million in fiscal 1998, of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a multimillion-dollar lawsuit against Levi Strauss & Co. alleging that the licensor breached various obligations under the license agreement, including without limitation its covenant of good faith and fair dealing. In June 1998, the Company reached an accord with Levi to settle this litigation (see Note 8 to the financial statements included in this report).

         For the first nine months of the current fiscal year the Company showed an overall net profit of $728,000, including a loss from continuing operations of $243,000. The Company experienced significant losses in recent years, which resulted in severe cash flow issues that negatively impacted the ability of the Company to conduct its business as structured. Due to the lack of capital resources needed to properly develop and support the GUESS? product line, the Company with the support of GUESS? Inc. initiated a strategy to discontinue its GUESS? division. Sales for this product line in fiscal 1998, 1997, and 1996 aggregated $7.0, $4.7, and $4.9 million respectively. Until April 17,
         1998 the Company's Common Stock was traded on the American Stock Exchange. Because the Company fell below American Stock Exchange guidelines for continued listing, effective April 17, 1998, the
         Company's stock was delisted. It is currently traded in the over-the-counter market and quoted on the OTC electronic bulletin board of the NASD Supplemental Market under the symbol "NANK". The Company defaulted on interest payments to its subordinated debt holder, and has no credit facility in place. As at the date of this filing, the Company is insolvent and no longer operating. At a Board of

         Directors meeting on October 11, 1999 the Board voted to allow NAN Investors to exercise on its security agreement and to liquidate the remaining assets on its behalf.

         As a result of the Brittania matter and the continuing losses from operations, interest payment default, and the lack of a long-term credit facility, there can be no assurance that the Company can continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence. There can be no assurance that the ultimate impact of resolution of these matters will not have a materially adverse effect on the Company or on its financial condition.

         The Company funded its operating losses by refinancing its debt in fiscal 1995 and increasing its capital through (a) the sale of $1 million of non-voting convertible preferred stock to management in fiscal 1995; (b) the fiscal 1995 sale of treasury stock which increased equity by $2.9 million and (c) the completion, in August 1996 of a $3.5 million private placement (see Note 6 to the financial statements included in this report).

         The Company implemented a restructuring strategy to improve operating results and enhance its financial resources, which included reducing costs, streamlining its operations and closing its Puerto Rico plant. In addition Management implemented additional steps to reduce its operating costs which it believed were sufficient to provide the Company with the ability to continue in existence. Major elements of these action plans included:

              The phase-out of the Guess? product line, which was completed in the second quarter of fiscal 1999.

              The sale of the Company's Cartersville, GA location, competed in October 1997, and the relocation to more appropriate space for its packaging and distribution facilities (see Note 9 to the financial statements included in this report).

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

         NOTE 2-CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of November 28, 1998 and the consolidated statements of operations for the thirty-nine and thirteen week periods and statements of cash flows for the thirty-nine weeks ended November 28, 1998 and November 29, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at November 28, 1998 and the results of their operations for the thirty-nine and thirteen week periods and cash flows for the thirty-nine weeks ended November 28, 1998 and November 29, 1997 have been made on a consistent basis.

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


         NOTE 3-EARNINGS (LOSS) PER COMMON SHARE

         In fiscal year 1998, the Company adopted the Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which requires public companies to present earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of February 28, 1998 in accordance with SFAS 128. Basic earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based upon the average price during the year. The adoption of this standard will not have any impact on the disclosure of per share results in the financial statements.

         NOTE 4-INVENTORIES

         Inventories are summarized as follows:

                                         November 28,         November 29,
                                             1998                  1997

             Raw Materials                   $77,000             $787,525
             Work in Process               1,153,000            1,362,326
             Finished Goods                  698,321            3,395,363
                                             -------            ---------
                                          $1,928,321           $5,545,214

      NOTE 5-INCOME TAXES

      At November 28, 1998 the Company had a net deferred tax asset approximating $7,600,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $17,900,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through November 28, 1998 the change in ownership was less than 50%.


      NOTE 6-PRIVATE PLACEMENT

      On August 15, 1996, the Company completed a $3.5 million private placement with an investment partnership. Terms of this transaction included the issuance of 250,000 shares and $2,760,000 12.5% convertible subordinated debentures, which are due August 15, 2001. The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, GA. In conjunction with the sale of this property completed on October 1, 1997 (see Note 9 to the financial statements included in this report), the Company prepaid $707,000 of these debentures.

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


      The agreement granted the investor certain registration rights for the shares issued and the Conversion Shares to be issued.

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

      The Company was in default in respect to interest payments due on the subordinated debt in August 1997, and again in February 1998. In September 1997, the Subordinated Debt holder and the Company entered into an agreement to extend the cure period on the default; this forbearance agreement was extended, month by month, until May 1998. In May 1998, the company entered into an agreement with the debt holder to extend the cure period, with respect to $322,551 in prior interest payment defaults and for the interest payment due in August 1998, until December 1998. In return, the Company agreed to secure the Debentures by a first priority lien on all the assets of the Company, to the extent not otherwise prohibited under the Congress facility, and to issue five-year warrants convertible to 16,500,000 shares of the Company's stock at an exercise price of $.10. The Company obtained an independent valuation of this transaction, in the amount of $175,000, and this amount was expensed in fiscal year 1998. To the extent that the Company had insufficient authorized and unissued shares of Common Stock to satisfy the exercise of the warrants, the Company caused its authorized capital to be increased to 20,000,000 Common shares during the fiscal year that ended February 27, 1999.

      NOTE 7-UNUSUAL CHARGE

      In March 1994, the Company terminated the employment contracts of its Chairman and Vice Chairman. In accordance with the underlying agreement, they are to be paid an aggregate of approximately $400,000 per year in severance, as well as certain other benefits, through February 28, 1999. The present value of these payments, $1,915,000, was accrued at February 26, 1994. As of October 1997, pending negotiation of more favorable terms, payment under this agreement was suspended (see Note 8 to the financial statements included in this report).


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

      Donald Gold Matter-

      On December 9, 1997, Donald Gold, a former director of the Company, filed a complaint against the Company in the State Court of Fulton County, Sate of Georgia relating to payments allegedly due him under the March 18, 1994 Severance Agreement, and is seeking damages in the amount of $219,472. The Company has subsequently reached a settlement with Mr. Gold in the amount of $100,000 plus an amount based on a reaching of a certain level of recovery, if any, from the Levi Strauss litigation. Based on the settlement with Levi's this provision has no value.

      Gorge Gold Matter-

      On January 15, 1998, in the Supreme Court of the State of New York, Westchester County, George Gold, a director of the Company filed a complaint against the Company for breach of the March 18, 1994 Severance Agreement, and is seeking damages in the amount of $559,456 plus applicable interest and legal fees. The Company on March 9, 1998 filed counterclaims in a significantly larger amount. On July 30, 1998 the court granted a summary judgement on behalf of George Gold. Subsequently, in April 1999, the Company reached a settlement with the Director for $75,000, which resulted in a reduction of approximately $530,000 in the accrued unusual charge in fiscal year 1999.

      Theresa M. Bohenberger Matter-

      On February 17, 1998 Theresa M. Bohenberger, a former director of the Company, filed a complaint against the Company in the United States District Court for the Southern District of New York, relating to payments due her under the May 2, 1992 Severance Agreement. The Company has reached a settlement with Ms. Bohenberger.

      Brittania Matter-

      Since September 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Strauss & Co.". Sales under this license aggregated $4,5 million in fiscal 1998, $14.9 million in fiscal 1997 and $14.6 million in fiscal 1996.

      As of January 1, 1997, the license was renewed for a five-year term, including automatic renewals of two years if certain minimum sales levels are achieved. On January 22, 1997, Levi announced their intention to sell Brittania. In light of the actions announced by Levi, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark.

      The Company has filed a multimillion-dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breached various obligations under the licensing agreement, including without limitation its covenant of good faith and fair dealing. The Company has agreed to settle the Levi litigation and realized approximately $725,000 in gross value from this matter in the first quarter of fiscal 1999.

      The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, these legal proceedings and claims will be successfully defended and the Company will prevail.

      NOTE 9-SALE OF MANUFACTURING FACILITY

      On October 1, 1997 the Company completed the consolidation of its facilities and sold its 152,000 sq. foot manufacturing and distribution facility in Cartersville, GA. to Mimms Enterprises, a Real Estate Investment General Partnership, for cash aggregating $2,850,000. The Company reflected a gain on the sale in its third fiscal quarter in 1998 of $793,000. The proceeds were used to repay the $525,000 financing secured by this property and to prepay $707,000 of the convertible subordinated debentures secured by a second mortgage on this property. The remaining net proceeds were utilized to reduce the revolving credit financing.

      NOTE 10-NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will implement SFAS 130 and SFAS 131 as required in the fiscal year which will end February 1999, which require the Company to report and display certain information related to comprehensive income and operating segments, respectively. Adoption of SFAS 130 and SFAS 131 will not impact the Company's financial position or results of operations.

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      The following results of operations should be read in light of the following:

      The Company is an insolvent, currently dormant company, which is presently exploring the advisability of filing a voluntary petition under Chapter 11 of the federal bankruptcy laws, with the goal of reorganizing its management and searching for a new business opportunity, which will potentially allow the Company to successfully reorganize.

      Sales

      Net sales for the nine months ended November 28, 1998 decreased 44% from prior year levels to $9,603,000, and in the third quarter of the current fiscal year declined 60% from prior year levels to $2,258,000. Included in this are net sales of GUESS? in the amount of $1,992,000 and $426,000 for the first and second quarters respectively. The decline in the sales was directly related to the phase-out of sales of Brittania product associated with the actions announced by Levi to dispose of the Brittania brand, and the discontinuance of the GUESS? product line as of the first quarter of the current fiscal year, 1999.

      Gross Margin

      Gross profit margins for the nine months ended November 28, 1998 decreased to 22% from the prior year levels of 23%. Gross profit margins for the third quarter increased from 16% to 30%. This reflected the impact of the Company's strategy to phase-out the GUESS? product line, and the associated closeout of inventory which was substantially accomplished in the first quarter of the current fiscal year. This improvement also reflected the benefit of increased utilization of the lower cost offshore manufacturing facilities.

      Selling, general and administrative expenses

      Selling, general and administrative expenses for the nine months ended November 28, 1998 declined by $2,803,000 from prior year levels to $2,389,000. Third quarter expenses declined by $1,341,000 to $419,375 from prior year, same period, levels. These improvements were the result of lower occupancy costs, reduced staffing levels, efficiencies, and reductions in overhead associated with the phase-out of the GUESS? division.

      Interest Expense

      Interest  expense for the first nine  months of the fiscal year  decreased
      $532,000  from  prior  year  levels,  and in the  third  quarter  declined
      $190,000 from prior year, same period, reflecting reductions in the outstanding revolving credit facility, and the subordinated debt.

      Liquidity and Capital Resources

      The Company showed a net profit of $728,000 for the nine months ending November 28, 1998, and $155,000 in profit for the third fiscal quarter. Included in this was a loss from operations of $243,000 for the nine months ended November 28, 1998 and a profit from operations of $261,000 for the third fiscal quarter. The Company had incurred significant losses in recent years which have generally resulted in severe cash flow problems that have negatively impacted the ability of the Company to conduct its business as structured.

      In March, 1994 the Company was successful in refinancing its credit agreements with (i) a three year $15,000,000 revolving credit facility with Congress Financial; (ii) a $2,000,000 Term Loan Agreement with Chemical Bank; and (iii) an additional $1,500,000 Term Loan with Congress replacing the Industrial Revenue Bond financing of the Cartersville, Georgia manufacturing plant.

      In March, May and August of 1998, Congress Financial Corporation extended its Loan and Security Agreement with the Company. As of November 28, 1998 the agreement was set to expire on December 31, 1998. Subsequently the agreement was renewed to August 31, 1999 and from each month thereon extended on a month to month basis until October 15, 1999 when the agreement was mutually terminated by Congress Financial and the Company. Currently the Company has no financing facility.

      The Company increased its equity over the past three years through (i) a $1,000,000 investment by the Management Group in fiscal 1995; (ii) the $2.9 million sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates; and (iii) the $3.5 million private placement which included the issuance of 250,000 shares and $2,760,000 convertible subordinated debentures. These transactions had a positive effect on the Company's liquidity and capital resources.

      The Company utilized the proceeds of the $3.5 million private placement to prepay existing debt. Working capital levels have increased $872,000 from February 28, 1998 levels reflecting reductions in receivable and inventories utilized to reduce debt levels. The $1.2 million reduction in inventory levels reflects the Company's reduction in sales volume, and its continuing efforts to manage its supply chain towards delivering inventory closer to forecasted demand. The subordinated debt was reclassified to short term due to the Company's inability to make interest payments to the subordinated debt holder.

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

      In November 1993, the former owners of Phoenix filed counterclaims against the Company alleging improper termination with regard to their employment agreement and breach of the stock purchase agreement. The former owners have filed for damages of approximately $9,000,000. The Company settled this litigation and realized $675,000 from this matter in the first quarter of fiscal year, 1999.

      Donald Gold Matter-

      On December 9, 1997, Donald Gold, a former director of the Company, filed a complaint against the Company in the State Court of Fulton County, Sate of Georgia relating to payments allegedly due him under the March 18, 1994 Severance Agreement, and is seeking damages in the amount of $219,472. The Company has subsequently reached a settlement with Mr. Gold in the amount of $100,000 plus an amount based on a reaching of a certain level of recovery, if any, from the Levi Strauss litigation. Based on the settlement with Levi's this provision has no value.

      Gorge Gold Matter-

      On January 15, 1998, in the Supreme Court of the State of New York, Westchester County, George Gold, a director of the Company filed a complaint against the Company for breach of the March 18, 1994 Severance Agreement, and is seeking damages in the amount of $559,456 plus applicable interest and legal fees. The Company on March 9, 1998 filed counterclaims in a significantly larger amount. On July 30, 1998 the court granted a summary judgement on behalf of George Gold. Subsequently, in April 1999, the Company reached a settlement with the Director for $75,000, which resulted in a reduction of approximately $530,000 in the accrued unusual charge in fiscal year 1999.

      Theresa M. Bohenberger Matter-

      On February 17, 1998 Theresa M. Bohenberger, a former director of the Company, filed a complaint against the Company in the United States District Court for the Southern District of New York, relating to payments due her under the May 2, 1992 Severance Agreement. The Company reached a settlement with Ms. Bohenberger.

      Brittania Matter-

      Since September 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Strauss & Co.". Sales under this license aggregated $4,5 million in fiscal 1998, $14.9 million in fiscal 1997 and $14.6 million in fiscal 1996.

      As of January 1, 1997, the license was renewed for a five-year term, including automatic renewals of two years if certain minimum sales levels are achieved. On January 22, 1997, Levi announced their intention to sell Brittania. In light of the actions announced by Levi, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark.

      The Company has filed a multimillion-dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breached various obligations under the licensing agreement, including without limitation its covenant of good faith and fair dealing. The Company has agreed to settle the Levi litigation and realized approximately $725,000 in gross value from this matter in fiscal year 1999.

      The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, these legal proceedings and claims will be successfully defended and the Company will prevail.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

      During the quarter contained in this report, the Company remained in default with regards to certain senior security holders as discuss more fully in
Part I, Item 2 of this report "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NANTUCKET INDUSTRIES, INC.

                                                    By:

January 31, 2000                                    /s/ John H. Treglia
                                                    ----------------------------
                                                    John H. Treglia
                                                    President, Secretary and CFO

January 31, 2000                                    /s/ Marsha C. Ellis
                                                    ----------------------------
                                                    Marsha C. Ellis
                                                    Treasurer and Chief
                                                    Accounting Officer