Form 10-K
period 1999-02-27
NANTUCKET INDUSTRIES INC
filed 2000-02-07
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 27, 1999


Commission File Number:  1-8509


                           NANTUCKET INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      58-0962699
(State of other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

73 5th Avenue, Suite 6A, New York, New York               10003
(Address of principal executive offices)                (Zip Code)

                                  917-853-0475
              (Registrant's telephone number, including area code)


            510 Broadhollow Road, Suite 300, Melville, New York 11747
                       (Former Address, since last report)


Common Stock, $.10 par value                            NASD Supplemental Market
Securities registered pursuant to      Name of each exchange on which registered
Section 12(g) of the Act


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X    YES          NO
                                     ---         ---

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of January 5, 2000, based on the average bid and asked price of the Common Stock on the NASD Supplemental Market on said date was $194,328.

As of January 5, 2000, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

PART I

ITEM 1. BUSINESS

General

    Nantucket Industries, Inc. (the "Company") is an insolvent, currently dormant company which is presently exploring the advisability of filing a voluntary petition under Chapter 11 of the federal bankruptcy laws, with the goal of reorganizing its management and searching for a new business opportunity which will potentially allow the Company to successfully reorganize. Until the end of October 1999, when the Company discontinued all business activities, it produced and distributed popular priced branded men's fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. Until March 31, 1998, Nantucket also produced, under the GUESS? label, women's innerwear for sale to department and specialty stores. Packaging and distribution of the Company's product lines was based in its leased facility in Cartersville, Georgia. From November, 1992 to July 1, 1994, the Company had a manufacturing facility in Rio Grande, Puerto Rico, and until September 1997 had a manufacturing facility in Cartersville, Georgia. Prior to the cessation of all business activities, all of the Company's products were manufactured by offshore production contractors located in Mexico, the Far East and the Caribbean Basin.

    Due to the lack of capital resources needed to properly develop and support the GUESS? product line, the Company initiated a strategy to discontinue its GUESS? division to focus its resources on its core mens fashion underwear business.

Termination of Operations

    As more fully described in Note N to the financial statements included in this report, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd., a licensor which accounted for 49% of the Company's fiscal 1997 sales, and 21% of the Company's fiscal 1998 sales, announced their intention to sell
Brittania. In light of the actions announced by Levi, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer, accounting for sales of Brittania product of approximately $11 million in fiscal year 1997, and $3 million in fiscal year 1998, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a multi-million lawsuit against Levi Strauss & Co in March 1997 alleging that the licensor breached various obligations under the license agreement, including without limitation it's covenant of good faith and fair dealing. The Company settled this litigation in June 1998 (see Item 3 "Legal Proceedings").

    The Company experienced significant losses in recent years which resulted in severe cash flow issues that negatively impacted the ability of the Company to continue its business as formerly structured. Due to the lack of capital resources needed to properly develop and support the GUESS? product line, the Company with the support of GUESS? Inc., agreed in March 1998, to discontinue its GUESS? division. This was completed during the first quarter of the fiscal year ended February 27, 1999. Sales for this product line in fiscal 1999, 1998, and 1997 aggregated $2.7, $7.0, and $4.7 million respectively. Until April 17, 1998 the Company's Common Stock was traded on the American Stock Exchange. Because the Company fell below American Stock Exchange guidelines for continued listing, effective April 17, 1998, the Company's stock was delisted. It is currently traded in the over-the-counter market and quoted on the OTC electronic bulletin board of the NASD Supplemental Market under the symbol "NANK". The Company defaulted on interest payments to its subordinated debt holder, and has no credit facilities of any kind in place.

    As a result of the Brittania matter and the continuing losses from operations, interest payment default, and the lack of any credit facilities, the Company was forced to discontinue all business operations by the end of October 1999. The Company intends to seek protection and to initiate reorganization under Chapter 11 of the federal bankruptcy laws. Present plans include the possibility of changing the Company's capitalization, business, and management. There can be no assurance that the ultimate impact of resolution of these matters will not have a materially adverse effect on the Company and its shareholders.

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

         The phase-out of the Guess? product line, which was completed in the first quarter of fiscal 1999.

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

    In connection with the implementation of these actions, the Company reflected, in its financial statements for the fiscal years ended February 26, 1994 through March 2, 1996, unusual charges aggregating $6.4 million. These combined charges include approximately $760,000 of expenses incurred in closing the Puerto Rico facility, write-downs and reserves of asset values and other non-cash items ($1.5 million write-off of goodwill, $2.1 million writedowns of inventory, $530,000 writedowns of fixed assets), the accrual for the severance payments to the former Chairman and Vice Chairman of the Board ($1,765,000) and , in fiscal 1996, an unusual credit, as described below, of $300,000 related to the elimination of a subordinated note payable associated with the purchase of the Puerto Rico facility since the likelihood of payment on such note was considered remote. In fiscal year 1998, the financial statements, through operating results, reflects $1.8 million in charges including $1.2 million associated with the phase out of the GUESS? division ($660,000 inventory write-offs, $540,000 in deferred costs and other charges), with the balance associated with write-downs, and reserves of asset values, and other non cash items.

Recent Developments

    The Company experienced significant losses in recent years which resulted in severe cash flow problems that negatively impacted the ability of the Company continue to conduct its business. Due to the lack of capital resources necessary to develop and support the GUESS? product line, the Company with the support of GUESS? Inc. agreed in March 1998 to discontinue its GUESS? Division. This was completed during the first quarter of the fiscal year ended February 27, 1999. At the date of this filing the Company is no longer operating and is insolvent.

    On October 1, 1997 the Company sold its 152,000 sq. ft. manufacturing and distribution facility in Cartersville, GA to Mimms Enterprises, a Real Estate Investment General Partnership, for cash aggregating $2,850,000. The Company reflected a gain of $793,000, and used the proceeds to repay financing secured by the property, and to reduce long term debt. (See note G to the financial statements included in this report.)

    From September 1988, the Company was a licensee of Brittania Sportswear, Ltd., a wholly owned subsidiary of Levi Strauss & Co. pursuant to which manufactured and marketd men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Straus & Co.". Sales under this license aggregated $4.5 million in fiscal 1998, $14.9 million in fiscal 1997 and $14.6 million in fiscal 1996. As of January 1, 1997, the license was renewed for a 5 year term, including automatic renewals of 2 years if certain minimum sales levels were achieved. On January 22, 1997, Levi's announced that it was seeking purchasers of its Brittania subsidiary. In January 1997, K-Mart, the Company's largest customer and the largest retailer of the Brittania brand, advised the Company that in light of the actions announced by Levi's it would no longer continue its on-going commitment to the Brittania trademark.

    The Company filed a multimillion lawsuit dollar against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breached various obligations under the licensing agreement, including without limitation, its covenant of good faith and fair dealing. In June 1998, the Company reached an accord with Levi to settle this litigation (see item 3 "Legal Proceedings").

    As of March 1999, the Company reached an agreement with Cluett, Peabody & Co., the licensor of the "ARROW" trademark, to terminate its Arrow license. (see item 3 "Legal Proceedings").

Financing Arrangements

Revolving Credit

    The Company had a $15 million revolving credit facility with Congress Financial Corp. which expired in March, 1998, and was extended to August 31, 1999. The revolving credit agreement provided for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 2-3/4% above prime. The agreement required, among other provisions, the maintenance of minimum working capital and net worth levels and also contained restrictions regarding payment of dividends. Borrowings under the agreement were collateralized by substantially all of the assets of the Company. As at February 27, 1999 the company was not in compliance with the net worth and working capital covenants nor was the facility utilized. The agreement was subsequently, on October 15, 1999, terminated by Congress Financial and the Company. Currently the Company has no long-term financing facility.

Capital Investment and Change of Management

    In September, 1997 the Company entered into an agreement with NAN Investors LP, the holder of two Convertible Subordinated Debentures in the aggregate principal amount of $2,760,000, to release a security interest in the property sold at 200 Cook St., Cartersville, Georgia, and to extend the cure period with respect to an $172,500 interest payment default on the debentures. Nantucket agreed to pay a portion of the net proceeds from the sale of the property to retire an amount of the subordinated debt ($707,000), a prepayment premium of $176,000, and to place a person, satisfactory to NAN, as a senior operations/financial manager with the company. The forbearance agreement was extended month by month until May 1998. In May 1998, the Company entered into an agreement with the debt holder to extend the cure period, with respect to $322,551 in prior interest payment defaults and for the interest payment due in August 1998, until December 1998. In return, the Company agreed to secure the debentures by a first priority lien on all the assets of the Company, to the extent not otherwise prohibited under the revolving credit facility, and to issue five-year warrants convertible to 16,500,000 shares of the Company's stock at an exercise price of $.10. The Company had its authorized capital increased to the extent necessary to satisfy the conversion rights in full. The Company had an option, within the framework of the forbearance agreement, to prepay all or part of the outstanding subordinated debt at a price equal to 125% of the principal amount. The Company is currently in default for interest payments due since August 1997 on this note. There was no forbearance agreement in effect subsequent to December 1998.

    Simultaneously with the financing transactions with Congress Financial, on March 22, 1994 the Samberg Group, L.L.C. (the "Group"), a limited liability company organized under the laws of Delaware with certain senior managers of the Company as members (the "Group Members") purchased 5,000 shares of the Company's Non-Voting Convertible Preferred Stock ("Preferred Stock") for $1,000,000. The Preferred Stock acquired by the Group was convertible into shares of Common Stock, $. 10 par value per share, of the Company ("Common Stock") at the rate of $5.00 per share, and was redeemable by the Company at anytime after March 1999. In May 1998, this conversion right was waived by the Samberg Group and the Company conditionally agreed to redeem the Perferred Stock.

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

Products and Sales

    The Company manufactured and sold men's fashion underwear to mass merchandisers and, in the case of the GUESS? division, ladies' undergarments to better department and specialty stores, primarily through direct contact by salaried and commissioned Company sales personnel. All sales were made to customers generally not affiliated with the Company. These goods were sold under various licensed trademarks as well as under the private label of the customer. The Company promoted its brand name undergarments with seasonal marketing programs and sales events.

    The Company operated as a single business segment. Net sales and operating profits or losses for each of fiscal years ending February, 1999, February 1998 and March, 1997 are presented in the accompanying financial statement captioned "Consolidated Statements of Operations".

    At the date of this filing the Company is no longer operating and is insolvent.

Men's Undergarment

    The Company's men's fashion briefs were sold primarily under private label, and the licensed trademarks "BRITTANIA" and "ARROW'. Sales under the Brittania brand were $4.6 million in fiscal year 1998, and nil for fiscal year 1999. The Company targeted undergarments marketed under each of these trademarks to different segments of the market.

GUESS? Division

    The Company sold ladies' innerwear under the licensed trademark "GUESS?". These products were distributed through better department and specialty stores. Sales of GUESS? products commenced at the end of the third fiscal quarter of fiscal 1994. Sales in fiscal 1999, 1998 and 1997 of GUESS? products aggregated $2.4, $7.0 million and $4.7 million. The Company did not have the resources to continue to support and develop the GUESS? product line into the levels required in the licensing agreement. The Company, with the support of GUESS? Inc., initiated plans to terminate its licensing agreement in March 1998, and to phase out this line of business in the first quarter of the fiscal year ended February 27, 1999.

Sources of Materials

    Until it ceased operations in October 1999, the Company purchased 100% of its production requirements as complete garments from certain of many available foreign manufacturers located in Mexico, the Far East and the Caribbean Basin.

    The Company does not have any long term contracts with any of its foreign manufacturers.

Licenses and Trademarks

    On December 7, 1992, the Company signed an agreement with GUESS?, Inc. for the exclusive United States rights to produce and sell undergarments bearing the "GUESS?" trademark and variations thereof. The Company began shipping product under this trademark during the third quarter of fiscal 1994. Effective May 31, 1996, the license was extended through the period ended May 31, 1999. The license was subject to termination prior to its expiration if certain minimum sales goals were not met. For the contract year ending May 31, 1997, required minimum sales goals were not achieved. For each contract year ending after May, 1997, the minimum sales goal increased by $2,000,000. Minimum royalties were $560,000, $700,000 and $840,000 for the contract years ended May 31, 1997, 1998 and 1999 respectively. Due to the lack of capital resources necessary to develop and support the GUESS? product line, the Company with the support of the licensor, GUESS? Inc., initiated a strategy to terminate the GUESS? license, and the Company discontinued its GUESS? division during the first quarter of fiscal year 1999.

    From September 1988, the Company was a licensee of Brittania Sportswear, Ltd., a wholly owned subsidiary of Levi Strauss & Co. pursuant to which manufactured and marketd men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Straus & Co.". Sales under this license aggregated $4.5 million in fiscal 1998, $14.9 million in fiscal 1997 and $14.6 million in fiscal 1996. As of January 1, 1997, the license was renewed for a 5 year term, including automatic renewals of 2 years if certain minimum sales levels were achieved. On January 22, 1997, Levi's announced that it was seeking purchasers of its Brittania subsidiary. Nantucket's largest customer and the largest retailer of the Brittania brand. In January 1997, K-Mart, the Company's largest customer and the largest retailer of the Brittania brand, advised the Company that in light of the actions announced by Levi's it would no longer continue its on-going commitment to the Brittania trademark.

    The Company filed a multimillion dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breached various obligations under the license agreement, including without limitation its covenant of good faith and fair dealing. The Company agreed to settle this litigation in June 1998 and realized approximately $725,000 in gross value from this matter in the second quarter of the fiscal year ended February 27, 1999.

    On October 5, 1992, the Company signed an agreement with Cluett, Peabody & Co., Inc. for the exclusive United States rights to produce and sell men's and boys' fashion underwear, T-shirts, V- neck shirts, tank tops, briefs and boxer shorts bearing the "ARROW" trademark during the period commencing January 1, 1993 and expiring, as extended, December 31, 1999. A minimum royalty of $162,500 was guaranteed under the license for each annual period through December 31, 1996; increasing to $250,000 for each annual period from January 1, 1997 through December 31, 1999. The Company began shipping product under this trademark during the first quarter of fiscal 1994. Net sales under this license were $4.4 million in fiscal 1999, $4.8 million in fiscal 1998 and $5.7 million in fiscal 1997. As of March 12, 1999, the Company reached an agreement with the licensor to terminate the Arrow license agreement.

    On December 21, 1992, the Company signed an agreement with McGregor Corporation for the exclusive United States rights to produce and sell men's and boys' fashion knit underwear briefs bearing the "BOTANY 500" trademark during the period commencing on January 1, 1993 and expiring, pursuant to an extension, December 31, 2001. McGregor Corporation may, at its option, terminate the license prior to its expiration if certain minimum sales goals are not met. Minimum sales levels for calendar 1996 are $750,000 and $1 million for each calendar year thereafter through December 31, 1998. Net sales under this license were $225,000 in fiscal 1998 and $652,000 in fiscal 1997. McGregor Corporation has not terminated this license in view of the fiscal 1998 sales levels. The Company is not currently producing, nor is it projecting sales under this license and has no plans to do so in the future. The Company is currently not operating and is insolvent.

Seasonality

    Until it ceased operations in October 1999, sales of the Company's products were traditionally highest in the third fiscal quarter, which extends through autumn, when many of the pre-Christmas sales are made, and were typically lowest in the fourth fiscal quarter.

Customers

    Until it ceased operations in October 1999, two of the Company's customers each accounted for more than 10% of the Company's consolidated net sales during fiscal 1999, and three customers accounted for more that 10% in fiscal 1998 and 1997.

    For the fiscal year ended February 27, 1999 net sales to K-Mart were nil, as compared to approximately 16% and 40% of total net sales for 1998 and 1997 respectively. As previously described, K-Mart, the largest retailer of the Brittania brand, advised the Company that in light of Levi's announced decision to sell the Brittania brand, K-Mart would no longer continue it's on-going commitment to the Brittania trademark.

    For the fiscal year ended February 27, 1999 approximately 34% of the Company's consolidated net sales were made to Target, as compared to 22% for fiscal 1998 and 19% for fiscal 1997.

    For the fiscal 1999, approximately 39% of the Company's consolidated net sales were made to

Sears, as compared to sales in the prior fiscal year of 23%. Sales in fiscal 1997 were 18% of consolidated net sales.

    Until the Company ceased operations in October 1999, it had long-standing relationships with these customers.

    No other customer accounted for more than 10% of the Company's consolidated net sales for fiscal 1999, 1998 or 1997.

Delivery Requirements

    Until the Company ceased operations in October 1999, all purchase orders were taken for current delivery and the Company had no long-term sales contracts with any customer, or any contract entitling the Company to be the exclusive supplier of merchandise to a retailer or distributor.

Backlog

    The nature of the Company's backlog of orders changed with the elimination of the Guess? division. Orders for the Company's two remaining major customers were received the same week as the expected ship date, therefore the backlog of orders at February 27, 1999 was an immaterial amount, as compared to $1 million at the end of February 1998 and $2 million at the end of February 1997.

Competition

    Until the Company ceased operations in October 1999, all of the Company's markets were highly competitive.

    During the past several years there was a reduction in the number of retailers available to purchase the Company's products. The remaining retailers were relatively larger and possessed strengthened negotiating positions. It became increasingly important for the Company to cooperate closely with its customers, who were among the largest retailers in the United States, in the development of products, programs and packaging and that it be able to quickly and completely ship orders which it received through EDI. In prior years the Company experienced difficulty in filling all of its orders, caused in large part by the cash shortage resulting from losses at its former Puerto Rico facility (see item 3 "Legal Proceedings"), the expiration of its financing arrangement with Chemical Bank, and the failure to obtain the investment necessary to support and develop the GUESS? product line. The Company had previously addressed its liquidity issues by the infusion of debt and equity financing, including (i) the refinancing in March 1994; (ii) the additional equity of $3.9 million raised in fiscal 1995; (iii) the $3.5 million private placement completed in August, 1996; and by the reduction in costs associated with the consolidation and restructuring of the operations in fiscal 1998 and 1999, and the more effective management of working capital.

    Until it ceased operations in October 1999, the Company competed in the manufacture of its products with numerous other companies, many of which had substantially greater financial resources than the Company. The Company's competitors included manufacturers of retailers' private label, designer label and unbranded merchandise, as well as manufacturers which produce goods for sale under their own recognized name brands, including Fruit of the Loom Inc. and Hanes.

    Although the largest producers of branded men's underwear are Fruit of the Loom, Inc. and Hanes, the Company did not consider these large national brands to be its direct competition. The Company primarily produced and sold fashion underwear either under licensed brands which had consumer recognition in areas other than undergarments or under so-called "private labels" for specific retailers.

    The Company's largest competition in the GUESS? Division's business were Calvin Klein and Jockey.

    The Company succeeded in licensing significant brand names, primarily as a result of its past successes in extending brand names to its products. As recent events indicate, the acquisition and retention of licenses to use desirable brand names was subject to legal risks as well as business considerations.

Patents

    The Company has developed and patented packaging which it believes can make products more attractive to the consumer and more theft and damage resistant than its competitors' packaging. It involves a transparent plastic blister pack which allows single or multiple garments to be visible in a package which is heat sealed. Unlike the typical cardboard box with only a small transparent window, all garments are visible without the need to open the package and, in fact, the package cannot be opened without a cutting implement. As a result, until it ceased operations in October 1999, the Company received fewer returns of damaged merchandise. This packaging continues to receive strong acceptance, and over the years has been imitated by several of the Company's competitors.

Imports

    From June 1997 until the Company ceased operations in October 1999, it achieved 100% sourcing of its production requirements through imported merchandise produced in factories in Mexico, the Caribbean Basin and the Far East.

Environmental Matters

    Until it ceased operations in October 1999, the Company's packaging and distribution facility was located in Cartersville, GA. The Company believes that such facility materially conformed to all governmental regulations pertaining to environmental quality as then promulgated.

Employees

    On February 27, 1999, the Company had 42 employees, of which 39 were located in Cartersville, Georgia. Since the termination of operations in October of 1999, the Company has had no employees.

    None of the Company's employees were covered by a collective bargaining agreement. The Company never experienced a work stoppage due to labor difficulties and it believed that its relations with its employees were satisfactory.

ITEM 2. PROPERTIES

    Until it terminated operations in October 1999 the Company's executive offices were located at 510 Broadhollow Road, Melville, New York. The Company occupied 2,000 square feet under a lease which was scheduled to expire July 31, 2002. This lease provided for aggregate rentals which increased 4% annually from $46,000 to $52,000 plus increases for certain taxes and energy costs. The Company terminated this lease agreement effective September 30, 1999. The Company also occupied a showroom and design facility consisting of a 2,300 square foot location at 180 Madison Avenue, New York, New York. Annual rentals were $52,000. The lease for these premises was scheduled to expire May 31, 2002, but was terminated effective May 31, 1998, for a nominal fee of $8,770.

    The Company occupied a 71,000 square foot manufacturing and distribution facility in Cartersville, Georgia under a five year lease. This facility was located at 435 Industrial Park Road, Cartersville, Georgia. The annual rentals were $188,148 increasing based on an established formula over the five year lease term which was scheduled to expire on December 31, 2002. The Company was notified on December 17, 1999 that the premises were considered abandoned and that in accordance with sections 20 and 21 of the lease the lease was terminated effective that date. The leased Cartersville facility was used for the packaging and distribution of the Company's products.

ITEM 3. LEGAL PROCEEDINGS

    On September 27, 1993, a civil action (case No. 93-6766) was instituted by the Company and its wholly-owned subsidiary, Nantucket Mills, Inc. ("Mills") in the United States District Court, Southern District of New York, against Stanley
R. Varon and others, seeking compensatory damages of approximately $4,000,000 plus declaratory and injunctive relief for acts of alleged securities fraud, fraudulent conveyance, breach of fiduciary trust and unfair competition. The action arises out of the acquisition by Mills of all of the common stock of Phoenix Associates, Inc. ("Phoenix") from Mr. Varon and Armando Lugo on February 22, 1993. Certain claims against Mr. Varon arise from facts which predate the acquisition of Phoenix as well as from his former positions as a director, officer and employee of Nantucket. On November 16, 1993 in connection with such civil action and arbitration proceeding, Mr. Varon filed certain counterclaims against the Company and Mills alleging improper termination and breach of his Employment Agreement with the Company and breach by the Company and Mills of the Stock Purchase Agreement pursuant to which all of the stock of Phoenix was acquired from Messrs. Varon and Lugo. In his counterclaims Mr. Varon also sought indemnification and contribution from the Company, Mills and their respective principal officers, directors and employees. On March 29, 1996, the Company and Mills filed an amended Complaint and Demand for Jury Trial which added certain parties as defendants and alleged certain fraudulent activities constituting a pattern of racketeering activity under the Racketeering Influenced Corrupt Organization Act. The Company settled this litigation and realized $675,000 from this matter in the first quarter of the fiscal year ended February 27, 1999

    Levi Strauss & Co. the parent company of Brittania Sportswear Ltd.. a licensor which accounted for 49% of the Company's fiscal 1997 sales, announced, in January, 1997, their intention to sell Brittania. In light of the actions announced by Levi, K-Mart, the Company's largest customer of Brittania product advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a multimillion dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear Ltd. alleging that the licensor breached its obligations under the licensing agreement, including without limitations its covenant of good faith and fair dealings. The Company has settled the Levi litigation and has realized approximately $725,000 in gross value from this matter.

    On December 9, 1997, Donald Gold, a former director of the Company, filed a complaint against the Company in the State Court of Fulton County, Sate of Georgia relating to payments allegedly due him under the March 18, 1994 Severance Agreement and seeking damages in the amount of $219,472. The Company subsequently reached a settlement with Mr. Gold in the amount of $100,000 plus an amount based on a reaching of a certain level of recovery, if any, from the Levi Strauss litigation. Based on the settlement with Levi this provision has no value. As of the date of this filing, there remains a balance of $37,500.

    On January 15, 1998, in the Supreme Court of the State of New York, Westchester County, George Gold, a director of the Company, filed a complaint against the Company for breach of the March 18, 1994 Severance Agreement and seeking damages in the amount of $559,456 plus applicable interest and legal fees. The Company on March 9, 1998 filed counterclaims for a significantly larger amount. On July 30, 1998 the court granted a summary judgement on behalf of George Gold. Subsequently, in April 1999, the Company reached a settlement with the Director for $75,000 which resulted in a reduction of approximately $530,000 in the accrued unusual charge during the fiscal year ended February 27, 1997.

    On February 17, 1998 Theresa M. Bohenberger, a former director of the Company, filed a complaint against the Company in the United States District Court for the Southern District of New York, relating to payments due her under the May 2, 1992 Severance Agreement. The Company reached a settlement with the estate of Ms. Bohenberger and to the best knowledge of current management all amounts due have been paid.

    To existing management's best knowledge there is only one outstanding litigation with SGS U.S. Testing Co., Inc. In the Company's opinion, it will prevail in its counter-suit against SGS.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the year ended February 27, 1999 the Company did not submit any matters to a vote of its shareholders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    The Company is an insolvent, currently dormant company which is presently exploring the advisability of filing a voluntary petition under Chapter 11 of the federal bankruptcy laws, with the goal of reorganizing its management and searching for a new business opportunity which will potentially allow the Company to successfully reorganize.

    The Company's Common Stock, $. 10 par value, was traded on the American Stock Exchange under the symbol "NAN" until April 17, 1998. Because the Company had fallen below American Stock Exchange guidelines for continued listing, effective April 17, 1998 the Company's Stock was delisted. It is currently traded on a sporadic and limited basis under the symbol "NANK", in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The following table sets forth representative high and low bid prices by calendar quarters as traded on the American Stock Exchange until April 17, 1998 and as reported in the OTC Bulletin Board since May 21, 1998 during the last two fiscal years and the subsequent interim period through January 11, 2000. The level of trading in the Company's common stock has been sporadic and limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, markdown, or other fees or commissions, and may not necessarily represent actual transactions.

                                                       Low               High

         Fiscal Year Ended February 28, 1998

First Quarter                                         $1.06             $2.63
Second Quarter                                         1.00              1.56
Third Quarter                                          0.25              1.19
Fourth Quarter                                         0.25              1.38

         Fiscal Year Ended February 27, 1999

First Quarter                                         $0.35             $1.00
Second Quarter                                         0.13              0.44
Third Quarter                                          0.03              0.13
Fourth Quarter                                         0.01              0.09

         Fiscal Year Ended February 26, 2000

First Quarter                                         $0.03             $0.07
Second Quarter                                         0.02              0.06

Third Quarter                                          0.02              0.06

    As of January 14, 2000, the Company's Common Stock was held by approximately 271 holders of record.

    The Company has never paid any cash dividends on its Common Stock, and has no present intention of so doing in the foreseeable future. The Company was prohibited from declaring and paying cash dividends on its Common Stock by the terms of its credit agreement with Congress Financial Corporation dated March 22, 1994. This agreement has subsequently been terminated effective October 15, 1999.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the five fiscal years ended February 27, 1999.

    The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

    The Company is an insolvent, currently dormant company which is presently exploring the advisability of filing a voluntary petition under Chapter 11 of the federal bankruptcy laws, with the goal of reorganizing its management and searching for a new business opportunity which will potentially allow the Company to successfully reorganize.


                                                  For Fiscal Year Ended
                                                  ---------------------
                                        (In thousands, except per share amounts)
                                           Feb. 27,         Feb.28,        March 1,         March 2,         Feb 25,
                                             1999            1998            1997             1996            1995
 Summary Statements of Operations
 --------------------------------
 Net sales                                $11,518         $21,683         $35,394          $35,060         $37,015
 Gross profit                               2,410           3,102           5,999            8,328           7,061
 Net (loss) gain sale of asset                (15)            712              --               --              --
 Net gain sale of asset                       712              --              --               --              --
 Unusual credit (charge)                       --              --              --              300          (1,252)
 Net income (loss)                            937          (4,665)         (2,747)            (239)         (3,147)

 Net (loss) per share-basic
 and diluted                              $   .26         $ (1.47)        $  (.91)         $  (.08)        $ (1.15)
 Average shares
   outstanding                              3,239           3,239           3,125            2,985           2,743

 Summary Balance Sheet Data
 --------------------------


 Total assets                              $3,476          $7,208         $18,063          $18,855         $22,184
 Working capital                             (956)         (2,120)         10,906           10,827          12,830
 Long-term debt (exclusive
 of current maturities                         64             299           8,837            9,108          11,300
 Convertible subordinated
 debt                                       2,053           2,053           2,760               --              --

 Stockholders' equity                        (306)         (1,262)          3,159            5,257           5,465



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is an insolvent, currently dormant company which is presently exploring the advisability of filing a voluntary petition under Chapter 11 of the federal bankruptcy laws, with the goal of reorganizing its management and searching for a new business opportunity which will potentially allow the Company to successfully reorganize.

Termination of Operations

    On January 22, 1997 Levi Strauss & Co., the parent company of Brittania Sportswear Ltd., a licensor which accounted for $14.9 million of the Company's fiscal 1997 sales, and $4.5 million of fiscal 1998 sales, announced their intention to sell Brittania. In light of the actions announced by Levi, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales and only approximately $3.0 million in fiscal 1998, of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a multimillion-dollar lawsuit against Levi Strauss & Co. alleging that the licensor breached various obligations under the license agreement, including without limitation its covenant of good faith and fair dealing. In June 1998, the Company reached an accord with Levi to settle this litigation (see item 3 "Legal Proceedings").

    The Company experienced significant losses in recent years which have generally resulted in severe cash flow issues that have negatively impacted the ability of the Company to conduct its business as presently structured. Due to the lack of capital resources needed to properly develop and support the GUESS? product line, the Company with the support of GUESS? Inc. initiated a strategy to discontinue its GUESS? division. Sales for this product line in fiscal 1998, 1997, and 1996 aggregated $7.0, $4.7, and $4.9 million respectively. Until April 17, 1998 the Company's Common Stock was traded on the American Stock Exchange. Because the Company fell below American Stock Exchange guidelines for continued listing, effective April 17, 1998, the Company's stock was delisted. It is currently traded on the NASD Supplemental Market under the symbol "NANK". The Company has defaulted on interest payments to its subordinated debt holder, and has no credit facility of any kind in place. Subsequent to the period covered by this report the Board of Directors, on October 11, 1999, voted to allow the subordinated debt holder to liquidate the assets covered by its security agreement.

    As a result of the Brittania matter and the continuing losses from operations, interest payment default, and the lack of any credit facility, there can be no assurance that the Company can continue as a going concern. At the date of this filing the Company is insolvent and no longer operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

    The Company had funded its operating losses by refinancing its debt in fiscal 1995 and increasing its capital through (a) the sale of $1 million of non-voting convertible preferred stock to management in fiscal 1995; (b) the fiscal 1995 sale of treasury stock which increased equity by $2.9 million and
(c) the completion, in August 1996 of a $3.5 million private placement.

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

         The phase-out of the Guess? product line, which was completed in the first quarter of fiscal 1999.

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

    In connection with the implementation of these actions, the Company reflected, in its financial statements for the fiscal years ended February, 1994 through March, 1, 1996, unusual charges aggregating $6.4 million. These charges include approximately $760,000 of expenses incurred in fiscal 1995 closing the Puerto Rico facility, write-downs and reserves of asset values and other non-cash items ($1.5 million write-off of goodwill, $2.1 million writedowns of inventory, $530,000 writedowns of fixed assets), the accrual for the severance payments to the former Chairman and Vice Chairman of the Board ($1,765,000) and, in fiscal 1996, an unusual credit, as described below, of $300,000 related to the elimination of a subordinated note payable associated with the purchase of the Puerto Rico facility since the likelihood of payment on such note was considered remote. In fiscal year 1998, the financial statements, through operating results, reflects $1.8 million in restructuring charges including $1.2 million associated with the phase out of the GUESS? division ($660,000 inventory write-offs, $540,000 in deferred costs and other charges), with the balance associated with write-downs, and reserves of asset values, and other non cash items. The operating results for the current fiscal year include $1,930,000 in other income all of which is a result of settled litigation as discussed earlier (see note L to the financial statements included in this report).

Results of Operations

Sales

    Net sales for the fiscal year ended February 27, 1999 decreased 47% from the prior year levels to $11.5 million. Sales under the Brittania license were nil as compared to $4.5 million in the prior fiscal year while the balance of the men's fashion underwear business remained constant. The decline in total sales is primarily related to the discontinuance of the Brittania product associated with the actions announced by Levi to dispose of the Brittania brand and the discontinuance of the GUESS? product line. GUESS? product sales only amounted to $2.4 million compared to approximately $7 million in the prior fiscal year.

     Net sales for the fiscal year ended February 28, 1998 decreased 29% from the prior year levels to $21.7 million. Sales under the Brittania license declined $10.4 million from prior year levels, with the balance of the men's business off by $609,000. The decline in sales of men's products is a direct result of the phase out of the Brittania product associated with the actions announced by Levi to dispose of the Brittania brand, and the loss of certain styles to competitors within the Companies business environment. GUESS? product sales increase $2.3 million from prior year levels, which includes $2.7 million in close out sales, and reflects the Company's efforts to reduce its carrying levels of GUESS? inventory, and generate cash.

    Net sales for the fiscal year ended March 1, 1997 decreased 13% from the prior year levels to $30.4 million. These declines, associated with lower unit volumes, reflect inventory reductions by Nantucket's customers. In addition, the Company canceled customer orders for specialized new products due to production delays and quality issues experienced by supplementary foreign manufacturing contractors which were engaged to assemble these new products. In view of these problems, the Company no longer used these contractors.

Gross Margin

    Gross profit margin levels are summarized as follows:

                              For Fiscal Year Ended


                               Feb. 27,        Feb. 28,         March 1,
                                 1999            1998             1997

 Gross Margin %                   21%             14%              20%

 $ Amount-% Increase (decrease) (22%)           (30%)            (28%)


    The decline in fiscal year 1999 gross profits and the increase in the gross margin are results associated with the discontinuance of product lines and the benefit of increased utilization of the lower cost off-shore manufacturing facilities.

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

Selling, general and administrative expenses

    Selling, general and administrative expenses in fiscal 1999 of $2.9 million were 25% of sales. For fiscal 1998 and 1997, these expenses were $2 million and $7.5 million respectively, and as a percentage of sales, 33% for fiscal year 1998, and 25% for fiscal year 1997. These improvements are the result of lower occupancy costs, reduced staffing levels, efficiencies, and reductions in overhead associated with the discontinued GUESS? division. General and administrative expenses for fiscal year 1998 included $691,000 in non-recurring charges incurred as part of the Company's restructuring efforts.

Interest expense

    Interest expense decreased by $805,000 in fiscal 1999, reflecting reductions in the outstanding revolving credit facility and the subordinated debt.

    Interest expense increased by $112,000 in fiscal 1998, reflecting the $175,000 booked as the expense resulting from the issuance of 16,500,000 warrants (see Note 3), and the Company's strategy of generating cash, by more effective management of its working capital, to decrease its debt.

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

    On May 31, 1996, the Company amended its Loan and Security Agreement with Congress Financial Corporation dated March 24, 1994. This amendment provided (a) $251,000 in additional equipment term loan financing, (b) extension of the repayment period for all outstanding term loans, (c) supplemental revolving loan availability from March 1st through June 30the of each year and (d) extension of the renewal date to March 20, 1998. In March, May, August and December of 1998, Congress Financial Corporation extended its Loan and Security Agreement with the Company. As of February 27, 1999 the agreement was set to expire on December 31, 1998. Subsequently the agreement was renewed to August 31, 1999 and from each month thereon extended on a month to month basis until October 15, 1999 when the agreement was mutually terminated by Congress Financial and the Company.
Currently the Company has no financing facility, is insolvent and has discontinued all business operations.

    The Company increased its equity over the past three years through (i) a $1,000,000 investment by the Management Group in fiscal 1995; (ii) the $2.9 million sale of 490,000 shares of common treasury stock to GUESS?, Inc. and certain of its affiliates; and (iii) the $3.5 million private placement which included the issuance of 250,000 shares and $2,760,000 convertible subordinated debentures. These transactions have had a positive effect on the Company's liquidity and capital resources. The Company utilized the proceeds of the $3.5 million private placement to prepay existing debt.

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

    Working capital levels increased to $(956,000) from February 28, 1998 levels reflecting reductions in receivable and inventories utilized to reduce debt levels. The $2 million reduction in inventory levels reflects the Company's reduction in sales volume, and its continuing efforts to manage its supply chain towards delivering inventory closer to forecasted demand. The subordinated debt has been reclassified to short term due to the Company's inability to make interest payments to the subordinated debt holder. Subsequent to the period covered by this report the Board of Directors, on October 11, 1999, voted to allow the subordinated debt holder to liquidate the assets covered by its security agreement.

Outlook

    The Company has incurred significant losses in recent years which have generally resulted in severe cash flow problems that have negatively impacted the ability of the Company to conduct its business as structured. Currently the Company is dormant and insolvent and is presently exploring the advisability of filing a voluntary petition under Chapter 11 of the federal bankruptcy laws, with the goal of reorganizing its management and searching for a new business opportunity which will potentially allow the Company to successfully reorganize.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Attached hereto at Page F-1 et seq.

                           [GRANT THORNTON LETTERHEAD]


               Report of Independent Certified Public Accountants

Board of Directors
Nantucket Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Nantucket Industries, Inc. and Subsidiaries as of February 27, 1999 and February 28, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Industries, Inc. and Subsidiaries as of February 27, 1999 and February 28, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 27, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As presented in the accompanying financial statements, the Company has had significant decreases in sales, operating losses, and defaulted on interest payments. These factors, among others discussed in Note A to the accompanying financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                             /s/ Grant Thornton LLP

Atlanta, Georgia
May 14, 1999

                   Nantucket Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                    February 27,     February 28,
                                                                                        1999             1998
                                                                                    ------------     ------------
CURRENT ASSETS
   Cash                                                                            $    622,268     $      8,850
   Accounts receivable, less allowance for doubtful
     accounts of $273,000 and $351,000, respectively
     (Notes B and H)                                                                    961,989        2,879,735
   Inventories (Notes F and H)                                                        1,108,860        3,090,383
   Other current assets                                                                  67,347           71,895
                                                                                   ------------     ------------

         Total current assets                                                         2,760,464        6,050,863

PROPERTY, PLANT AND EQUIPMENT,
   NET (Notes G and H)                                                                  538,522          958,075

OTHER ASSETS, NET                                                                       176,601          198,786
                                                                                   ------------     ------------

                                                                                   $  3,475,587     $  7,207,724
                                                                                   ============     ============


The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                   February 27,     February 28,
                                                                                       1999             1998
                                                                                   ------------     ------------
CURRENT LIABILITIES
   Current portion of long-term debt (Note H)                                      $         --     $  3,161,286
   Current portion of capital lease obligations (Note H)                                 56,452           51,898
   Convertible subordinated debt (Note D)                                             2,052,986        2,052,986
   Accounts payable                                                                     248,538          722,483
   Accrued salaries and employee benefits                                                80,740          223,031
   Accrued unusual charge (Note E)                                                       95,833          465,000
   Accrued expenses and other liabilities                                               863,271          730,478
   Accrued royalties                                                                    319,048          763,270
                                                                                   ------------     ------------
         Total current liabilities                                                    3,716,868        8,170,432

CAPITAL LEASE OBLIGATIONS,
   NET OF CURRENT PORTION (Note H)                                                       64,250          120,702

ACCRUED UNUSUAL CHARGE (Notes E and L)                                                       --          178,717
                                                                                   ------------     ------------
                                                                                      3,781,118        8,469,851

STOCKHOLDERS' DEFICIT (Notes D and K)
   Preferred stock, $.10 par value;  500,000 shares  authorized, of which 5,000 shares have been  designated as  non-voting convertible  with  liquidating preference of $200 per share
     and are issued and outstanding                                                         500              500
   Common stock, $.10 par value; authorized 20,000,000 shares;
     Issued 3,241,848                                                                   324,185          324,185
   Additional paid-in capital                                                        12,539,503       12,539,503
   Deferred issuance cost                                                               (96,425)        (115,541)
   Accumulated deficit                                                              (13,053,357)     (13,990,837)
                                                                                   ------------     ------------
                                                                                       (285,594)      (1,242,190)
   Less 3,052 shares of common stock held in treasury, at cost                           19,937           19,937
                                                                                   ------------     ------------
                                                                                       (305,531)      (1,262,127)
                                                                                   -------------    ------------

                                                                                   $  3,475,587     $  7,207,724
                                                                                   ============     ============

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Year ended


                                                                 February 27,      February 28,        March 1,
                                                                     1999              1998              1997
                                                                -------------      ------------     -----------
Net sales                                                       $  11,517,842      $ 21,683,326     $ 30,394,409
Cost of sales                                                       9,107,947        18,581,718       24,395,054
                                                                -------------      ------------     ------------

     Gross profit                                                   2,409,895         3,101,608        5,999,355

Selling, general and administrative expenses                        2,879,200         7,166,124        7,546,341
                                                                -------------      ------------     ------------

     Operating profit (loss)                                         (469,305)       (4,064,516)      (1,546,986)

Other (income) expense
   Net loss (gain) on sale of assets (Note G)                          15,093          (711,686)              --
   Interest expense                                                   506,746         1,311,875        1,199,529
   Other income (Note L)                                           (1,928,624)               --               --
                                                                -------------      ------------     ------------

     Total other (income) expense                                  (1,406,785)          600,189        1,199,529
                                                                -------------      ------------     ------------

     Earnings (loss) before income taxes                              937,480        (4,664,705)      (2,746,515)

Income taxes (Note J)                                                      --                --               --
                                                                -------------      ------------     ------------

     Net earnings (loss)                                        $     937,480      $ (4,664,705)    $ (2,746,515)
                                                                =============      ============     ============

Net earnings (loss) per share - basic and diluted               $        0.26      $      (1.47)    $      (0.91)
                                                                =============      ============     ============

Weighted average common shares outstanding                          3,238,796         3,238,796        3,124,785
                                                                =============      ============     ============

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

       Years ended February 27, 1999, February 28, 1998 and March 1, 1997


                                     Preferred stock
                                      designated as
                                  non-voting convertible      Common stock      Additional
                                  ----------------------  ------------------     paid-in
                                   Shares      Amount     Shares      Amount     capital
                                  --------     ------     ------      ------    ----------
Balance at March 2, 1996            5,000     $    500   2,991,848   $299,185   $11,556,386

Net loss                               --           --          --         --            --

Common stock issued (Note D)           --           --     250,000     25,000       808,117
                                   ------     --------   ---------   --------   -----------

Balance at March 1, 1997            5,000          500   3,241,848    324,185    12,364,503

Net loss                               --           --          --         --            --

Issue of warrants                      --           --          --         --       175,000

Amortization of deferred costs         --           --          --         --            --
                                   ------     --------   ---------   --------   -----------

Balance at February 28, 1998        5,000          500   3,241,848    324,185    12,539,503

Net earnings                           --           --          --         --            --

Amortization of deferred costs         --           --          --         --            --
                                   ------     --------   ---------   --------   -----------

Balance at February 27, 1999        5,000     $    500   3,241,848   $324,185   $12,539,503
                                   ======     ========   =========   ========   ===========




                                    Deferred
                                    issuance     Accumulated        Treasury stock
                                                                  -----------------
                                      costs        deficit        Shares     Amount       Total
                                    --------     -----------      ------     ------     ----------
Balance at March 2, 1996            $      --    $(6,579,617)      3,052    $(19,937)   $5,256,517

Net loss                                   --     (2,746,515)         --          --    (2,746,515)

Common stock issued (Note D)         (183,772)            --          --          --       649,345
                                   ----------   ------------     -------    --------    ----------

Balance at March 1, 1997             (183,772)    (9,326,132       3,052     (19,937)    3,159,347

Net loss                                   --     (4,664,705)         --          --    (4,664,705)

Issue of warrants                          --             --          --          --       175,000

Amortization of deferred costs         68,231             --          --          --        68,231
                                   ----------   ------------    --------   ---------    ----------

Balance at February 28, 1998         (115,541)   (13,990,837)      3,052     (19,937)   (1,262,127)

Net earnings                               --        937,480          --          --       937,480

Amortization of deferred costs         19,116             --          --          --        19,116
                                   ----------   ------------    --------   ---------    ----------

Balance at February 27, 1999       $ (96,425)   $(13,053,357)      3,052    $(19,937)   $ (305,531)
                                   =========    ============    ========   =========    ==========

The accompanying notes are an integral part of this statement.

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  February 27,      February 28,        March 1,
                                                                      1999              1998              1997
                                                                  ------------      ------------        --------
Cash flows from operating activities:
   Net earnings (loss)                                            $   937,480       $(4,664,705)     $(2,746,515)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by (used in) operating activities
       Depreciation and amortization                                  397,053           569,121          361,425
       Provision for doubtful accounts                                 11,210           239,982           32,000
       Loss (gain) on sale of fixed assets                             15,093          (711,686)         (44,496)
       Provision for obsolete and slow-moving inventory                77,528         1,175,646          415,000
       Issue of warrants                                                   --           175,000               --
       Decrease (increase) in assets
         Accounts receivable                                        1,906,536         2,753,047       (1,487,701)
         Inventories                                                1,903,995         3,560,411        1,915,199
         Other current assets                                           4,548           419,024          283,886
       (Decrease) increase in liabilities
         Accounts payable                                            (473,945)         (166,629)        (497,380)
         Accrued expenses and other liabilities                      (453,720)          468,708          221,895
         Income taxes payable                                              --            (1,909)          (1,025)
         Accrued unusual charge                                      (547,884)          (92,151)        (408,011)
                                                                  -----------       -----------      -----------

              Net cash provided by (used in)
                operating activities                                3,777,894         3,723,859       (1,955,723)

Cash flows from investing activities:
   Additions to property, plant and equipment                         (59,562)         (212,093)        (152,516)
   Proceeds from sale of fixed assets                                  51,745         2,808,731           33,756
   Decrease (increase) in other assets                                 56,525           348,724         (396,838)
                                                                  -----------       -----------      -----------

              Net cash provided by (used in)
                investing activities                                   48,708         2,945,362         (515,598)

                   Nantucket Industries, Inc. and Subsidiaries


                                                                  February 27,      February 28,        March 1,
                                                                      1999              1998              1997
                                                                  ------------      ------------        --------
Cash flows from financing activities:
   (Repayments) borrowings under line of credit
     agreement, net                                                (3,161,286)       (5,915,589)         173,093
   Payments of short-term debt                                             --                --         (800,000)
   Issuance of convertible subordinated debentures,
     net of expenses                                                       --                --        2,351,084
   Payments of long-term debt and capital lease
     obligations                                                      (51,898)         (752,693)              --
   Issuance of common stock                                                --                --          740,000
                                                                  -----------       -----------       ----------

              Net cash (used in) provided by
                financing activities                               (3,213,184)       (6,668,282)       2,464,177

              Net increase (decrease) in cash                         613,418               909           (7,144)

Cash at beginning of year                                               8,850             7,941           15,085
                                                                  -----------       -----------       ----------

Cash at end of year                                               $   622,268       $     8,850       $    7,941
                                                                  ===========       ===========       ==========

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

   Cash paid during the year for:
     Interest                                                     $   191,440       $   762,798       $1,173,981
                                                                  ===========       ===========       ==========

     Income taxes                                                 $        --       $        --       $       --
                                                                  ===========       ===========       ==========

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             February 27, 1999, February 28, 1998 and March 1, 1997



NOTE A - RESTRUCTURING AND LIQUIDITY MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Net sales for the fiscal year ended February 27, 1999 decreased 47% from the prior year level to $11.5 million. There were no sales under the Brittania license for the current fiscal year, and sales under the GUESS? license declined by $4.5 million from prior year levels. As more fully described in Note L, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd. a licensor which accounted for $14.9 million of the Company's fiscal 1997 sales, and $4.5 million of fiscal 1998 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K mart, the largest retailer of the Brittania brand and the Company's largest customer, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. Sales to this customer decreased from $11 million in fiscal year 1997, to $3 million in fiscal 1998, to $0 sales in fiscal year 1999. In response, the Company filed a lawsuit against Levi Strauss & Co., alleging that the licensor breached various obligations under the license agreement, including without limitation its covenant of good faith and fair dealing. The Company settled this litigation in June 1998 (see Note L).

The Company has experienced significant losses in recent years which have generally resulted in severe cash flow issues that have negatively impacted the ability of the Company to conduct its business as presently structured. In fiscal year 1999 due to the lack of capital resources needed to properly develop and support the GUESS? product line, the Company has discontinued sales under the GUESS? license. Sales for this product line in fiscal 1999, 1998, and 1997 aggregated $2.5, $7.0 and $4.7 million, with gross margins of 11.8%, 6.4% and 13.2%, respectively. As of March 1999, the Company reached an agreement with Cluett, Peabody & Co., the licensor of the ARROW trademark, to terminate its Arrow license (see Note L). Until April 17, 1998, the Company's common stock was traded on the American Stock Exchange. Because the Company fell below American Stock Exchange guidelines for continued listing, effective April 17, 1998, the Company's stock was delisted. The Company has defaulted on interest payments to its subordinated debt holder, and has no long-term credit facility in place, and currently three customers represent 90% of the Company's net sales.

As a result of sharply decreasing revenue, the continuing losses, interest payment default, the lack of a long-term credit facility and the present sales concentration over three customers, there can be no assurance that the Company can continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence. The ultimate impact or resolution of these matters may have a materially adverse effect on the Company or on its financial condition.

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

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997



NOTE A - RESTRUCTURING AND LIQUIDITY MATTERS - Continued

The Company has funded its operating losses by refinancing its debt in fiscal 1995 and increasing its capital through (a) the sale of $1 million of non-voting convertible preferred stock to management (Note K) in fiscal 1995; (b) the fiscal 1995 sale of treasury stock which increased equity by $2.9 million, and
(c) the completion in 1996 of a $3.5 million private placement (Note D).

The Company has been implementing a restructuring strategy to improve operating results and enhance its financial resources which included reducing costs, streamlining its operations and closing its Puerto Rico plant. In addition, management has implemented additional steps to reduce its operating costs which it believes are sufficient to provide the Company with the ability to continue in existence. Major elements of these action plans include:

   o The phase-out of the GUESS? product line, completed in the second quarter of fiscal year 1999.

   o The sale of the Company's Cartersville, Georgia location (Note G), and the relocation to more appropriate space for its packaging and distribution facilities.

   o The transfer of all domestic manufacturing requirements to foreign manufacturing contract facilities.

   o Staff reductions associated with the transfer of manufacturing to offshore contractors.

   o The relocation of executive offices and showrooms to more appropriate, lower cost facilities.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  The Company

Nantucket Industries, Inc. and its wholly-owned subsidiaries (the "Company") design and distribute branded and private label fashion undergarments to mass merchandisers and national chains throughout the United States.

2.  Principles of Consolidation

The  consolidated   financial  statements  include  the  accounts  of  Nantucket
Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.  Accounts Receivable

An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts.

4.  Property, Plant and Equipment

Property, plant and equipment are stated at cost. Equipment under lease is stated at the present value of the minimum lease payments at the inception of the lease. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the assets as follows:

                                                      Years
                                                      -----

    Buildings and improvements                        20-40
    Machinery and equipment                            3-10
    Furniture and fixtures                               10

5.  Other Assets

Other long-term assets consist primarily of capitalized loan origination costs. These costs are being amortized over the term of the related credit agreements. Other assets includes $196,000 and $151,000 of accumulated amortization as of February 27, 1999 and February 28, 1998, respectively.

6.  Stock Options

As described in Note I, the Company has granted stock options for a fixed number of shares to employees and officers at an exercise price equal to the market value of the shares on the date of grant. As permitted by SFAS No. 123, the Company has elected to continue to account for stock options grants in accordance with APB No. 25 and recognizes no compensation expense for these grants.

7.  Income Taxes

The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Deferred income taxes arise as a result of differences between financial statement and income tax reporting.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

8.  Earnings (Loss) Per Common Share

In fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, which requires public companies to present earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of February 28, 1998 in accordance with SFAS No. 128. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common share equivalents. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. At February 27, 1999, the Company had 106,000 outstanding stock options and warrants to purchase 16,500,000 shares of common stock which would potentially dilute basic earnings per share but have not been considered for the two prior periods as they would have had an antidilutive impact (see Note I).

9.  Reporting Comprehensive Income

In June 1997, the Financial  Accounting  Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, which is effective for the Company's year ending February 27, 1999. SFAS No. 130 addresses the reporting and displaying of comprehensive income and its components. Earnings (loss) per share will only be reported for net earnings (loss), and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

10. Segment Information

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosure About Segments of an Enterprise and Related Information, which is effective for the Company's year ending February 26, 1999. SFAS No. 131 changes the way public companies report information about segments of their business in their financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No.131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

11. Fiscal Year

The Company's fiscal year ends on the Sunday nearest to February 28. The fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997 contained 52 weeks.

12. Reclassification

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

13. Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

14. Impairment of Long-Lived Assets

The Company applies Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts carrying amount of the respective assets if the expected future undiscounted cash flows are less than their book values. No impairment loss was required in fiscal years 1999, 1998 and 1997.

15. Fair Value of Financial Instruments

Based on borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the Company's long-term debt approximate the carrying value. The carrying value of all other financial instruments potentially subject to valuation risk, principally cash, accounts receivable and accounts payable, also approximate fair value.


NOTE C - CONCENTRATION OF RISK

For the current fiscal year, sales to the Company's largest customer accounted for 38.8% of net sales and 23% and 18%, respectively, for the two prior fiscal years. Sales to the second largest customer in the current fiscal year were 33.6% of net sales and 22% and 19%, respectively, for the two prior fiscal years. As previously described, K mart, which represented $0 of net sales in the current fiscal year, 16% and 40%, for the two prior fiscal years, advised the Company it would no longer continue its commitment to the Brittania trademark and consequently, the Company currently has no business with this customer. No other customer accounts for more than 10% of the Company's consolidated net sales for fiscal 1999, 1998 and 1997.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997



NOTE D - PRIVATE PLACEMENT

On August 15, 1996, the Company completed a $3.5 million private placement with an investment partnership. Terms of this transaction included the issuance of 250,000 shares and $2,760,000 of 12.5% convertible subordinated debentures which are due August 15, 2001.

The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, Georgia. In conjunction with the sale of this property completed on October 1, 1997 (see Note G), the Company prepaid $707,000 of these debentures.

The debentures, after giving effect to the prepayment related to the sale of the Company's facility referred to above, were convertible into the Company's common stock over the next five years. The investment partnership waived all conversion rights.

The agreement grants the investor certain registration rights for the shares issued and the conversion shares to be issued.

The difference between the purchase price of the shares issued and their fair market value on August 15, 1996 aggregated $197,500. This was reflected as deferred issue cost and will be amortized over the expected five-year term of the subordinated convertible debentures. The prorated portion of these costs associated with the prepaid $707,000 of these debentures was recognized in the accounting period in which the event occurred.

Costs  associated  with this private  placement  aggregated  $409,000  including
$104,000 related to the shares issued which have been charged to paid in capital. The remaining balance of $305,000 will be amortized over the five-year term of the debentures.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997



NOTE D - PRIVATE PLACEMENT - Continued

The Company was in default in respect to interest payments due on the subordinated debt in August 1997, and again in February 1998. In September 1997, the Subordinated debt holder and the Company entered into an agreement to extend the cure period on the default. This forbearance agreement was extended month by month until May 1998. In May 1998, the Company entered into an agreement with the debt holder to extend the cure period, with respect to $322,551 in prior interest payment defaults and for the interest payment due in August 1998, until December 1998. In return, the Company agreed to secure the debentures by a first priority lien on all the assets of the Company, to the extent not otherwise prohibited under the revolving credit facility (Note H), and to issue five-year warrants convertible to 16,500,000 shares of the Company's stock at an exercise price of $.10. The Company obtained an independent valuation of this transaction, in the amount of $175,000, and this amount was expensed in fiscal year 1998. To the extent that the Company has insufficient authorized and unissued shares of common stock to satisfy the exercise of the warrants, the Company shall use its best efforts to promptly cause its authorized capital to be increased to the extent necessary to satisfy the conversion rights in full. The Company can, at its option within the framework of the forbearance agreement, prepay all or part of the outstanding subordinated debt at a price equal to 125% of the principal amount paid. The Company is currently in default for interest payments due since August 1997 on this note, including the interest payment due February 1999. There is no forbearance agreement in effect subsequent to December 1998 and therefore, the outstanding liability of $2,052,986 is classified as a current liability.


NOTE E - UNUSUAL (CREDIT) CHARGE

In November, 1992, the Company acquired Phoenix Associates, Inc., a manufacturing facility in Puerto Rico, pursuant to a stock purchase agreement. Phoenix had been an exclusive contractor for the Company, manufacturing many of the Company's product lines. A portion of the purchase price was subordinated debt payable to the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the Company discovered an inventory variance of $1,700,000, principally attributable to unrecorded manufacturing and material cost variance at the Puerto Rico facility, which were incurred prior to the Company's acquisition of this facility. As a result, the Company initiated an action against the former owners of the facility as more fully described in Note
L. Accordingly, in fiscal 1995 the Company eliminated this payable and reflected such reduction as an unusual credit in the 1995 financial statements.

In March of fiscal 1994, the Company terminated the employment contracts of its Chairman and Vice-Chairman. In accordance with the underlying agreement, they were paid in aggregate of approximately $400,000 per year in severance and other benefits, through February 27, 1999.

As of February 27, 1999, the accued unusual charge of $95,833 represents payments due under the termination agreements to the former Chairman and Vice-Chairman. As of October 1997, pending negotiation of more favorable terms, payment under these agreements was suspended (see Note L).

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE F - INVENTORIES

Inventories are recorded at the lower of cost or market value using the first in-first-out (FIFO) cost flow method, and are summarized as follows:


                                               February 27,     February 28,
                                                   1999             1998
                                              -------------    -------------
     Raw materials                            $          --    $     166,646
     Work in process                                     --          756,959
     Finished goods                               1,108,860        2,166,778
                                              -------------    -------------

                                              $   1,108,860    $   3,090,383
                                              =============    =============


NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:


                                               February 27,     February 28,
                                                   1999             1998
                                              -------------    -------------
     Land                                     $          --    $          --
     Buildings and improvements                      26,034            9,130
     Machinery and equipment                      1,485,090        3,384,115
     Furniture and fixtures                         142,489          791,242
                                              -------------    -------------
                                                  1,653,613        4,184,487
     Less accumulated depreciation                1,115,090        3,226,412
                                              -------------    -------------

                                              $     538,523    $     948,075
                                              =============    =============

On October 1, 1997, the Company completed the consolidation if its facilities and sold its 152,000 square foot manufacturing and distribution facility in Cartersville, Georgia for cash aggregating $2,850,000. The Company reflected a gain on the sale in its third fiscal quarter of $793,000. The proceeds were used to pay the $525,000 financing secured by this property, to prepay $707,000 of the convertible subordinated debentures secured by a second mortgage on this property, and to pay a $176,000 prepayment penalty incurred from the prepayment of the subordinated debt. The remaining proceeds were utilized to reduce the revolving credit financing.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997


NOTE H - LONG-TERM DEBT AND NOTES PAYABLE

1.  Revolving Credit

The Company has a $15 million revolving credit facility which expired in March, 1998, and has been extended to August 31, 1999. The revolving credit agreement provides for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 2-3/4% above prime. The agreement requires, among other provisions, the maintenance of minimum working capital and net worth levels and also contains restrictions regarding payment of dividends. Borrowings under the agreement are collateralized by substantially all of the assets of the Company. At February 27, 1999, the revolving credit facility was not utilized, and the Company was not in compliance with the net worth and working capital covenants.

2.  Capital Leases

The Company leases equipment under capital leases. A schedule of the yearly minimum rental payments is as follows:

         February 2000                                          $      64,488
         February 2001                                                 64,488
         February 2002                                                  2,857
                                                                -------------
         Total minimum lease payments                                 131,833
         Less amount representing interest                            (11,131)
                                                                -------------

         Present value of net minimum lease payments                  120,702
         Less current maturities                                      (56,452)
                                                                -------------
         Long-term capital lease obligation                     $      64,250
                                                                =============

At February 27, 1999, the Company has approximately $96,709 of equipment under capital lease with accumulated depreciation of approximately $29,013.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997



NOTE  I - NET EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per share:


                                                              February 27,         February 28,       March 1,
                                                                  1999                 1999             1998
                                                              ------------         ------------     ------------
     Net earnings (loss) attributable to common
       stockholders                                          $     937,480        $  (4,664,705)   $  (2,746,515)

     Accrued dividends on preference shares                        (81,103)             (84,603)         (82,274)
                                                             -------------        --------------   -------------

     Numerator for basic and diluted net earnings (loss)
       per common share - earnings (loss) attributable
       to common stockholders                                $     856,377        $  (4,749,308)   $  (2,828,789)
                                                             =============        =============    =============

     Denominator for basic and diluted net earnings
       (loss) per common share - weighted average
       shares outstanding                                    $   3,238,796        $   3,238,796    $   4,124,785
                                                             =============        =============    =============

     Basic and diluted net earnings (loss) per share         $        0.26        $       (1.47)   $       (0.91)
                                                             =============        =============    =============

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997


NOTE J - INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates. Significant components of the Company's deferred taxes at February 27, 1999 and February 28, 1998 are as follows:


                                                                                   February 27,     February 28,
                                                                                       1999             1998
                                                                                  -------------    -------------
       Deferred tax assets
         Net operating loss carryforward                                          $   6,987,000    $   7,150,000
         Accrued severance                                                               36,000          257,000
         Excess of tax basis over book basis of inventories                                  --          333,000
         Capitalized inventory costs                                                     22,000           63,000
         Other                                                                          121,000          127,000
                                                                                  -------------    -------------
                                                                                      7,166,000        7,930,000
       Deferred tax liabilities
         Difference between the book and tax basis of property,
           plant and equipment                                                          331,000          366,000
                                                                                  -------------    -------------

         Net deferred tax asset                                                       6,835,000        7,564,000
         Valuation allowance                                                         (6,835,000)      (7,564,000)
                                                                                  -------------    -------------

         Net deferred taxes                                                       $          --    $          --
                                                                                  =============    =============


The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets, which it cannot presently utilize. The decrease in valuation allowance of $729,000 is equal to the decrease in net deferred tax assets.

For tax purposes at February 27, 1999, the Company's net operating loss carryforward was $18,405,000, which, if unused, will expire from 2009 to 2013. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under each regulation, exceeds 50%. Through February 27, 1999, the change in ownership was less than 50%.

There was no income tax provision (benefit) for the fiscal years 1999, 1998 and 1997.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997



NOTE J - INCOME TAXES - Continued

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.


                                                                  February 27,    February 28,      March 1,
                                                                      1999            1998            1997
                                                                  ------------    ------------      --------
     Computed "expected" provision for
       Federal income taxes                                          (35.0)%         (35.0)%         (35.0)%
       Valuation allowance                                            35.0            35.0            35.0
                                                                      ----            ----            ----

       Actual provision for income taxes                                -- %            -- %            -- %
                                                                      ====           =====           ====
      =


NOTE K - STOCKHOLDERS' EQUITY

1.  Stock Options

The 1972 stock option plan, as amended, provides for the issuance of options to purchase up to 340,000 shares of common stock at the market value of the date of grant. Options are exercisable up to ten years from the date of grant and vest at 20% per year.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized for grants made under the Company's stock option plan. Had compensation cost been determined based on the fair value, as determined in accordance with the requirements of SFAS No. 123, at the date of grant of stock option awards, the increase in the net loss for fiscal 1999, 1998 and 1997 would be $91,000, $91,000 and $91,000, respectively. In fiscal 1999, 1998 and 1997 there were no awards of stock options. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE K - STOCKHOLDERS' EQUITY - Continued

A summary of option activity for the years ended February 28, 1999, February 28, 1998 and March 1, 1997 is as follows:

                                             Number of          Weighted Average
                                              Options            Exercise Price
                                             ---------          ----------------
       Balance, March 1, 1997                 264,000                $4.95
         Forfeited                            (11,000)               $3.37
                                              -------                -----

       Balance, March 1, 1997                 253,000                $5.02
         Forfeited                            (78,500)               $5.43
                                              -------                -----

       Balance, February 28, 1998             174,500                $4.84
         Forfeited                            (68,500)               $4.51
                                              -------                -----

       Balance, February 27, 1999             106,000                $5.05
                                              =======                =====


At February 27, 1999 the status of outstanding stock options is summarized as follows:

                                            Weighted average
         Exercise         Options            remaining                Options
          Prices        Outstanding      contractual life           exercisable
         --------       -----------      ----------------           -----------
           $3.37           31,000            6.7 years                 18,600
           $5.75           75,000            5.7 years                 60,000
                          -------                                      ------

                          106,000                                      78,600
                          =======                                      ======

The weighted average fair value at date of grant for those options granted in fiscal 1996 was $2.34. The fair value of each option at date of grant was estimated using the Black-Scholes options pricing model utilizing the following weighted average assumptions:

       Dividend yield                                         0%
       Risk-free interest rate                             6.23%
       Expected life after vesting period               10 years
       Expected volatility                                   58%

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997


NOTE K - STOCKHOLDERS' EQUITY - Continued

3.  Issuance of Preferred Stock

On March 22, 1994, the Company sold to its management group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate. Such dividends were convertible into common stock at the rate of $5.00 per share. The conversion rights were waived in May 1998. These shares are redeemable, at the option of the Company, on or after February 27, 1999 and have a liquidation preference of $200 per share. As of February 27, 1999 and February 28, 1998 dividends in arrears were $408,384 and $327,281, respectively.

4.  Issuance of Treasury Stock

In connection with the Company's refinancing on March 22, 1994, (Note D), the Company entered into a $2,000,000 term loan agreement with a financial institution. Pursuant to the agreement, the Company issued to the bank 10,000 treasury common shares related to mandatory prepayments, which were not made.

5.  Grant of Warrants

Warrants have been granted to NAN Investors LP to purchase 16,500,000 shares of the Company's Common Stock for $.10 per share, with a five-year term effective May 21, 1998.


NOTE L - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

1.  Lease Commitments

Minimum rental commitments under noncancellable leases (excluding escalation) having a term of more than one year are as follows:

         Fiscal year ending
               2000                                                 $ 258,000
               2001                                                   260,000
               2002                                                   265,000
               2003                                                   202,000
               2004                                                     3,000
                                                                    ---------

                                                                    $ 988,000
                                                                    =========

Rental  expense  under  operating  leases,   including  escalation  amounts  was
approximately $249,000, $228,007 and $266,000 for the fiscal years ended February 27, 1999, February 27, 1998 and March 1, 1997, respectively.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE L - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS - Continued

2.  Agreement with Principal Stockholders

On March 1, 1994, in connection with the restructuring described in Note A, the Company entered into agreements with its two principal stockholders and a group of employees (the "Management Group"). The agreements provide, among other things, for:

     The reimbursement of the principal stockholders, limited to $1.50 per share to the extent that the gross proceeds per share from the sale of common stock by the stockholders during the two-year period beginning September 1, 1994 are less than $5.00 per share. Such guaranty is applicable to a maximum of 150,000 shares sold by such stockholders, subject to reductions under certain circumstances. The principal stockholders sold 157,875 shares including 88,400 at prices below $5.00 per share: 37,125 shares in the fiscal year ended March 1, 1997 and 51,275 shares in the year ended March 2, 1996 which resulted in a charge to operating results of $12,000 and $35,000, respectively.

     Warrants to purchase up to 157,875 shares of common stock equal to the number of shares sold by the principal stockholders. The exercise price per share of such warrants would equal the gross proceeds per share from the corresponding sale by the principal stockholders. Such warrants expire on February 28, 2000. As of May 14, 1999, these warrants have not been requested to be issued, nor have they been issued.

     The contribution to the Company of life insurance policies with a cash value of $535,000 which, if borrowed by the Company, would be repaid by the two principal stockholders.

     The cancellation of the outstanding stock options and incentive awards of the Group members and the principal stockholders and the authorization to issue options to Group members to purchase 150,000 shares of common stock based upon certain terms and conditions.

3.  Trademark Licensing Agreements

Royalties including minimum licensing payments to GUESS?, Inc. which owns 9.9% of the outstanding common stock of the Company, aggregated $74,000 in fiscal 1999, $840,000 in fiscal 1998 and $294,000 in fiscal 1997. Due to the lack of capital resources necessary to develop and support the GUESS? product line, the Company discontinued its GUESS? division in the first quarter of fiscal year 1999. The GUESS? license was terminated as of March 31, 1998.

Royalty payments including agreement minimums for product sold under the ARROW brand aggregated $250,000 in fiscal 1999, $250,000 in fiscal 1998 and $315,000 in fiscal 1997. As of March 12, 1999, the Company reached an agreement with the licensor to terminate the ARROW license agreement. No payment of sales royalties, or guaranteed minimum royalties were required to be made after January 1, 1999. The licensor made payment of $50,000 to the Company to settle any and all outstanding issues connected with the termination of the licensing agreement.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997


NOTE L - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS - Continued

4.  Litigation

In September 1993, the Company filed an action against the former owners of Phoenix Associates, Inc. (Phoenix). The Company sought compensatory damages of approximately $4.0 million plus declaratory and injunctive relief for acts of alleged securities fraud, fraudulent conveyances, breach of fiduciary trust and unfair competition in connection with the acquisition of the common stock of Phoenix.

Additionally, the Company has filed a demand for arbitration which seeks compensatory damages of $4.0 million, rescission of the stock purchase agreement, rescission of an employment agreement and other matters, all on account of alleged breaches of the stock employment agreement, fraudulent misrepresentation and breach of fiduciary duties.

In November 1993, the former owners of Phoenix filed counter claims against the Company alleging improper termination with regard to their employment agreement and breach of the stock purchase agreement. The Company settled this litigation and realized $675,000 from this matter which is included in the accompanying statement of operations for 1999 under the caption "Other income."

On December 9, 1997, a former officer and director of the Company filed a complaint against the Company in the State Court of Fulton County, State of Georgia relating to payments allegedly due him under the March 18, 1994 Severance Agreement, and was seeking damages in the amount of $219,472. The Company reached a settlement with the officer in the amount of $100,000 plus an amount based on reaching a certain level of recovery, if any, from the Levi Strauss litigation. Based on the settlement with Levi's, no additional accrual to the former officer and director was necessary.

On January 15, 1998, in the Supreme court of the State of New York, Westchester County, a Director of the Company filed a complaint against the Company for breach of the March 18, 1994 Severance Agreement, and seeking damages in the amount of $559,456 plus applicable interest and legal fees which was accrued as of February 28, 1998. The Company on March 9, 1998, filed counterclaims in a significantly larger amount. In April 1999, the Company reached a settlement with the Director for $75,000 which resulted in the reduction of approximately $530,000 in the accrued unusual charge this reduction is included in the accompanying Statement of Operations under the caption "Other Income."

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997


NOTE L - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS - Continued

4.  Litigation - Continued

The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, other legal proceedings and claims in which the Company is defendant will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operations of the Company. The Company with respect to the aforementioned litigation at February 27, 1999 has made no provision in the accompanying financial ststements.

5.  Letters of Credit

At February 27, 1999, the Company had outstanding letters of credit, primarily with foreign banks of approximately $597,000 for purposes of collateralizing the Company's obligations for inventory purchases.


NOTE M - RETIREMENT PLAN

The Company has a 401(k) plan for the benefit of all qualified employees. No contribution was made for fiscal years 1999, 1998 and 1997.


NOTE N - BRITTANIA LITIGATION

Beginning in September, 1988, the Company became a licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi Strauss & Co., to manufacture and market men's underwear and other products under the trademark "Brittania from Levi Strauss & Co". Sales under this license aggregated $0 in fiscal year 1999, $4.5 million in fiscal 1998, and $14.9 million in fiscal 1997.

As of January 1, 1997, the license was renewed for a five-year term, including automatic renewals of two years if certain minimum sales levels were achieved. On January 22, 1997, Levi's announced its intention to sell Brittania. In light of the actions announced by Levi's, K mart, the largest retailer of the Brittania brand and the Company's largest customer accounting for approximately $11 million of the Company's fiscal 1997 sales of Brittania product, advised the Company that it would no longer continue its on-going commitment to the Britannia trademark.

The Company filed a lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd., alleging that the licensor breached various obligations under the licensing agreement, including without limitation its covenant of good faith and fair dealing. The Company agreed to settle this litigation in June 1998 and realized approximately $725,000 in gross value from this matter which is included in the accompanying statement of operations under the caption "Other income."

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE O - SUBSEQUENT EVENT (UNAUDITED)

Subsequent to year-ended February 27, 1999, the Company ceased all operations and sold certain inventory and fixed assets as well as turned over the collection of all accounts receivable to the primary lender of the Company in order to satisfy a portion of the outstanding debt secured by the assets. The carrying value of the inventory and fixed assets sold was approximately $1,000,000. The Company expects to seek relief from the remaining debt outstanding, to all creditors, through a voluntary petition under Chapter 11 of the United States Bankruptcy Code in February 2000. Pending Bankruptcy Court approval of the Disclosure Statement as adequate, the Company intends to solicit votes on the Plan of Reorganization ("the Plan") from the Company's secured lenders and stockholders. From the Filing Date of the Plan until the Effective Date of the Plan, the Company will operate its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The table below sets forth for each director at February 27, 1999, such director's name, age and other positions with the Company as at that date.


 DIRECTOR (AGE) AND POSITION                                          YEAR FIRST
      WITH THE COMPANY                                          ELECTED DIRECTOR

Steven Schneider (46)                                                       1997
George J. Gold (78)                                                         1966
Kenneth Klein (60)                                                          1996
Marc M. Feder (49)                                                          1997

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

Kenneth Klein has been engaged in the private practice of law since January 1, 1997. From 1994 until December 1996, Mr. Klein served as President and a director of National Capital Benefits Corp. a financial services company. From January 1992 to March 1994 Mr. Klein was the President of Viatical Funding Company, a financial services company. From January 1988 to January 1992, Mr. Klein was the Senior Vice President, Chief Operating officer and General Counsel of Amivest Corporation, a New York Stock Exchange, Inc. Member Firm and an NASD Registered Investment Advisor. Mr. Klein also serves as a director or trustee of several privately- held companies and not-for-profit entities. Mr. Klein serves as a director pursuant to the Purchase Agreement with NAN Investors, L.P. as further described under the heading "Certain Relationship and Related Transactions."

Executive Officers

    To the best knowledge of current management Stephen M. Samberg resigned from his position as President of the Company sometime after March 1999, and Nick Dmytryszyn resigned from his positions as Secretary and Treasurer of the Company as of October 1999. At the time of such resignations, the Board of Directors did not appoint any persons to fill these vacancies. On January 18, 2000 the Board of Directors appointed John H. Treglia to serve, on an interim basis as the Company's President, Secretary and CFO. The Board also appointed Marsha Ellis, on an interim basis to serve as Treasurer and Chief Accounting Officer.

Section 16(a) Ownership Reporting Compliance

    The best knowledge of current management and since the Company has not received Forms 3 and 4 and nor any amendments thereto, no director, officer or beneficial owner of more than 10% of the Company's equity securities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended February 27, 1999 or any previous fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Directors, other than those employed by the Company, are paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Robert M. Rosen was general counsel to, and a director of, the Company and was a member of the Company's Compensation Committee until his resignation from such positions in May 1998. During his tenure with the Company, Mr. Rosen was also a partner of the law firm of Lane Altman & Owens LLP. There were no legal fees accrued for professional services rendered by Lane Altman & Owens to the Company in fiscal 1999. The only amounts received were in settlement of certain fees with respect to litigation, which is the subject of a contingent fee agreement.

    There are no other relationships or transactions involving members of the Compensation Committee during the fiscal year ended February 27, 1999 required to be reported pursuant to Item 402(j) of Regulation S-K.

    Following Mr. Rosen's resignation in May 1998, the Compensation Committee was disbanded and, as of the date hereof, the Board of Directors has not established a new Compensation Committee and it has no plans to do so until such time as the financial position and prospects of the Company improve significantly.

SUMMARY COMPENSATION TABLE

    The Summary Compensation Table shows compensation information for the Company's Chief Executive Officers and each highly compensated executive officers of the Company ended February 27, 1999, February 28, 1998 and March 1, 1997.


                                            ANNUAL COMPENSATION

                                                               OTHER                                               ALL
                                                              ANNUAL           RESTRICTED                         OTHER
                                                              COMPEN-            STOCK     OPTIONS     LTIP       COMPEN-
NAME AND PRINCIPAL             FISCAL   SALARY       BONUS    SATION             AWARDS     / SAR     PAYOUTS     SATION
     POSITION                   YEAR   ($) (1)        ($)     ($) (8)              #          #         ($)       # (2)
     --------                   ----   -------        ---     -------              -          -         ---       -----

Stephen M. Samberg
    Chairman of the Board,      1999   $300,000       $0     $132,700              0          0          $0      $  1,152
    Chief Executive
      Officer,                  1998   $370,942       $0     $ 79,280              0          0          $0      $ 14,786
    President and Director      1997   $518,000       $0     $      0              0          0          $0      $  1,152

Ronald S. Hoffman (3)
    Vice President-Finance,     1999   $      0       $0     $      0              0          0          $0      $      0
    Chief Financial Officer,    1998   $112,500       $0     $      0              0          0          $0      $  6,152
    Secretary and Director      1997   $150,000       $0     $      0              0          0          $0      $  1,152

Nicholas Dmytryszyn (4)         1999   $ 80,000       $0     $      0              0          0          $0      $      0
    Chief Financial Officer     1998   $ 27,692       $0     $      0              0          0          $0      $      0
    And Secretary               1997   $      0       $0     $      0              0          0          $0      $      0

George G. Gold                  1999   $      0       $0     $      0              0          0          $0      $ 37,500
    Director                    1998   $      0       $0     $      0              0          0          $0      $ 71,515 (5)
                                1997   $      0       $0     $      0              0          0          $0      $250,061 (5)

Donald D. Gold                  1999   $      0       $0     $      0              0          0          $0      $ 41,667
    Director                    1998   $      0       $0     $      0              0          0          $0      $ 93,497 (5)
                                1997   $      0       $0     $      0              0          0          $0      $104,061 (5)

Stephen P. Sussman (6)          1999   $      0       $0     $      0              0          0          $0      $      0
                                1998   $ 85,846       $0     $      0              0          0          $0      $  6,152
                                1997   $144,000       $0     $      0              0          0          $0      $  1,152

Joseph Visconti (7)             1999   $      0       $0     $      0              0          0          $0      $      0
    President and Director      1998   $166,346       $0     $ 15,692              0          0          $0      $  1,152
                                1997   $300,000       $0     $      0              0          0          $0      $  1,152


(1) Includes amounts deferred at the election of each of the named executive officers pursuant to the Company's 401(k) Profit Sharing Plan.

(2) Comprised of 401(k)contributions in fiscal 1996 and life insurance premiums which benefits are payable to the estates of the named executive officers, except where specifically footnoted as pursuant to the Severance Agreement. For fiscal 1997 and 1998, no 401(k) contributions were made and other compensation reported hereunder was comprised solely of life insurance premiums (for all), consulting fees (for Messrs. Sussman and Hoffman in 1998), and automobile lease payments (for Mr. Samberg in 1998).

(3) Mr. Hoffman resigned his positions as vice President - Finance, Chief Financial officer, Secretary and Director of the Company effective November 22, 1997. His employment contract expired on June 30, 1997, and was not extended. He continued to be employed by the Company on an at-will basis until his resignation in November, 1997.

(4) Mr. Dmytryszyn was hired in November, 1997 as Chief Financial Officer. He was elected as Secretary in May, 1998 and subsequently resigned in October 1999.

(5) Amounts paid pursuant to the Severance Agreement dated as of March 18, 1994 more fully described herein above.

(6) Mr. Sussman managed the Company's production and distribution facility in Cartersville, Georgia through May 31, 1997. He provided consulting services to the Company on a project basis thereafter as requested until the end of the term of his employment contract on February 28, 1998.

(7) Mr. Visconti resigned his position as a Director effective November 24, 1997. His employment contract with the Company was terminated effective March 31, 1998.

(8) Other annual compensation paid to Messrs. Samberg and Visconti for fiscal 1998 is comprised of sales commissions.

 OPTION/SAR GRANTS IN FISCAL YEAR ENDED FEBRUARY 27, 1999

    No Option/SAR agents were made to the executives in the fiscal year ended February 27, 1999.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED
FEBRUARY 27, 1999 AND FISCAL YEAR-END OPTION/SAR VALUES (1)


                                      VALUE OF UNEXERCISED IN-THE-MONEY
                                      OPTIONS/SARS SHARES AT FY-END ($)
                                     ACQUIRED ON EXERCISABLE/EXERCISE (#)
             NAME                             UNEXERCISABLE (2)                          VALUE REALIZED ($)
             ----                             -----------------                          ------------------

Stephen M. Samberg                                    0


                                                    $0/$0                                        $0

(1)  There are currently no outstanding stock appreciation rights.

(2)  No outstanding options were in the money at the end of fiscal 1999.

(3) 18,000, 13,500 and 12,000 of securities underlying unexercised options of Messrs. Hoffman, Sussman and Visconti, respectively, were terminated pursuant to the terms thereof upon the occurrence of each such person's ceasing to be employed with the Company as described herein.

LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR ENDED FEBRUARY 27, 1999

    No Long Term Incentive Plan Awards were made to the CEO and other named executives in the fiscal year ended February 27, 1999.

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

    Under the Severance Agreement, the Company also provided certain benefits to the Golds in respect of sales of shares of the Company's Common Stock ("Shares") by them during the period September 1. 1994 to August 31, 1996 (the "Resale Period"). Such benefits provided, in general and subject to certain limitations, that, for up to 100,000 Shares in the case of George J. Gold and 60,000 Shares in the case of Donald D. Gold, the Company would pay to the Golds for each Share sold by them for less than $5.00 during the Resale Period, 80% of the lesser of
(a) $1.50 and (b) the difference between the sale price per Share and $5.00. The Golds sold a total of 157,875 Shares of Common Stock including 86,400 shares at prices below $5.00 per share. Further, the Severance Agreement provides for the Company, in general and subject to specific limitations, to issue as of April 1, 1997, warrants for the purchase of up to 157,875 Shares to the Golds. The number of such warrants to be issued to George Gold is 93,840 and the number of such warrants to be issued to Donald D. Gold is 64,035, the number of shares sold by each of them during the Resale Period. As to each of the Golds, the Severance Agreement provides that the aggregate exercise price for the warrants issued to each of them will equal the aggregate gross proceeds from his sales of Shares during the Resale Period. As of the date hereof, the warrants have not been issued to the Golds.

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

    As of January 1, 1996, the Company entered into an employment agreement with Joseph Visconti which provides for an annual salary of $200,000 plus a bonus or each year based on increases in sales from those achieved in fiscal 1996, which bonus in the first fiscal year shall not be less than $100,000. Effective July 1, 1997, the employment agreement was amended and Mr. Visconti's annual salary was reduced to $150,000 and his bonus program was eliminated. In addition to his salary Mr. Visconti will be entitled to receive commissions on the Company's net sales equal to 1 1/2% and 1/2% of certain customer accounts to be identified by the Company. Mr. Visconti was granted options to purchase 30,000 shares of Common Stock under the Stock Option Plan. The agreement also required the Company to provide health and disability insurance and to reimburse all reasonable business expenses. The Agreement was terminated as of March 31, 1998.

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

ITEM NO. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of January 7, 2000 the beneficial share ownership of each current director and executive officer owning Common Stock, and of all current officers and directors as a group.


NAME AND ADDRESS OF                             AMOUNT AND NATURE OF                              PERCENT OF
BENEFICIAL OWNER                                BENEFICIAL OWNERSHIP                               CLASS (1)
----------------                                --------------------                               ---------
+
 George J. Gold                                       359,078 (2)                                     11.09%
 209 Sterling Road
 Harrison, NY 10528

 Stephen M. Samberg                                    76,003 (3)                                      2.31%
 510 Broadhollow Road
 Melville, NY 11747

 Steven Schneider                                           0                                              *
 2016 Linden Blvd, Suite 17
 Elmont, NY 11003

 James Carey                                                0                                              *
 Canterbury Road
 Manchester, VT 05254

 Marc M. Feder                                              0                                              *
 652 Harris Avenue
 Staten Island, NY 10314

 Kenneth Klein                                              0                                              *
 242 E. 72nd. Street
 Apt. # 7A
 New York, NY 10021

 All directors and officers as a                      435,081                                         13.25%
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

    In addition, each of the following has reported that it is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.



NAME AND ADDRESS OF                           AMOUNT AND NATURE OF                              PERCENT OF
BENEFICIAL OWNER                              BENEFICIAL OWNERSHIP                               CLASS (1)
----------------                              --------------------                               ---------
Dimensional Fund Advisors, Inc.                     176,765 (2)                                     5.46%
1229 Ocean Avenue
Santa Monica, CA

The Samberg Group, L.L.C.                           232,000 (3) (5)                                 6.68%
510 Broadhollow Road
Melville, NY 11747

GUESS?, Inc.                                        422,835                                        13.06%
1444 South Alameda Street
Los Angeles, CA 90021


Guess Group (4)                                     544,834                                        16.82%

NAN Investors, L.P.                              16,750,000 (6)                                    84.86%
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

(4) The Guess Group comprises Guess?, Inc. ("GUESS?") and those other Reporting Persons set forth in the Schedule 13D dated August 26, 1994, as amended through December 23, 1997.

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

    Pursuant to the Management Agreement, the Severance Agreement described above was entered into by the Golds and the Company, the 1995 Agreement described above was entered into by Mr. Samberg and the Company, and an employment agreement was entered into by Mr. Wathen and the Company. Mr. Wathen's employment agreement was subsequently terminated effective March 31 1998.

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

    The Company was licensed by GUESS? to manufacture and sell certain garments under the GUESS? trademarks. Effective May 31, 1996, the License was extended though the period ended May 31, 1999. For the contract year ending May 31, 1997, minimum sales of $8 million were required but not achieved by the Company. However, GUESS? agreed not to terminate the license agreement at that time and the Company agreed that GUESS?, in its sole and subjective discretion could terminate the license agreement at any time after December 31, 1997. For each contract year after May, 1997, the minimum sales goal increases by $2,000,000. In addition, minimum royalties are $560,000, $700,000 and $840,000 of the contract years ended May 31, 1997, 1998 and 1999, respectively. Due to the lack of capital resources necessary to develop and support GUESS? product line, the Company, with the Support of GUESS, Inc. has initiated a strategy to terminate the GUESS? license and had discontinued its GUESS Division as of the first quarter of fiscal 1999.

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

    In September, 1997 the Company entered into a forbearance agreement with the Investor, to release a security interest in the property sold at 200 Cook St., Cartersville, Georgia, and to extend the cure period with respect to an $172,500 interest payment default on the Debentures. Nantucket agreed to pay a portion of the net proceeds from the sale of the property to retire an amount and to of the subordinated debt ($707,000), a prepayment premium of $176,000, place a person, satisfactory to Investor, as a senior operations/financial manager with the Company. Nick Dmytryszyn was elected as the Company's Chief Financial Officer in November, 1997, with the approval of Investor. In May 1998, the Company entered into an agreement with Investor to extend the cure period with respect to $322,551 in prior interest payment defaults and for interest payments due in August 1998, until December 1998. In return the Company agreed to secure the Debentures by a first lien on all the assets of the Company to the extent not otherwise prohibited under its existing revolving credit facility with Congress Financial Corp. to issue to Investor five year warrants (the "Warrants") to purchase 16,500,000 shares of Nantucket Industries, Inc. stock at a price of $.10 per share, and to cause certain members of the Board of Directors to be retained, reelected, or removed.

    Additional relationships and related transactions are described above, under the caption "Compensation Committee Interlocks and Insider Participation."

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8- K

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

(a)(1) Index to Consolidated Financial Statements of Nantucket Industries, Inc.


                                                                                                       Page

Report of Independent Certified Public Accounts - Grant Thornton LLP                                   F-1

 Consolidated Balance Sheets-                                                                          F-2


                                                                                                      F-2 F-4
February 27, 1999 and February 28, 1998

Consolidated  Statements  of  Operations  - Years Ended  February 27, 1999,                           F-4
February 28, 1998, and March 1, 1997

Consolidated  Statements of Stockholders'  Equity -Years Ended February 27,                           F-5
1999, February 28, 1998, and March 1, 1997

Consolidated  Statements  of Cash Flows - Years Ended  February  27,  1999,                           F-6
February 28, 1998, and March 1, 1997

Notes to Consolidated Financial Statements                                                            F-8

(a)(2)    Financial Statement Schedule

Schedule Il - Consolidated valuation and qualifying accounts                                          F-25


(a)(3) Exhibits

    Exhibits which, in their entirety, are incorporated by reference to any report, exhibit or other filing previously made with the Securities and Exchange Commission are designated by an asterisk (*) and the location of such material is included in its description.



Exhibit                                                                                                   Page
   No.                                            Description                                              No.

(3)(a)              Certificate of Incorporation as currently in effect (filed as Exhibit 3 (a)            *
                    to Form 10-K Report for the fiscal year ended February 27, 1988 (the" 1988
                    10-K").

(3)(b)              By-Laws as currently in effect (filed as Exhibit 3(b) to the Form 8K dated             *
                    August 15, 1996).


(4)(a)              Specimen Stock Certificate  (filed as Exhibit 4(b) to Registration  Statement          *
                    on Form S-1, No. 2-87229 filed October 17, 1983 (the "1983 Form S-1).

(4)(b)              Share Purchase Rights Agreement, dated as of September 6, 1988, between the            *
                    Company and State Street Bank and Trust Company (filed as Exhibit 4(a) to
                    Form 8-K Report dated as of September 6, 1988), as amended by the following:
                    Amendment No. 1 dated October 3, 1988 (filed as Exhibit 9 to Schedule 14D-9
                    Amendment No. I dated October 4, 1988), Amendment No. 2 dated October 18,
                    1988 (filed as Exhibit 14 to Schedule 14D-9 Amendment No. 2 dated October
                    19, 1988) and Amendment No. 3 dated November 1, 1988 (filed as Exhibit 4(c)
                    to Form 10-K Report for the fiscal year ended February 25, 1989 (the " 1989
                    10K"), Amendment No. 4 dated as of November 17, 1988 (filed as Exhibit 1 to
                    Amendment No. 1 to Form 8-A, dated November 18, 1988) and Amendment dated as of August 15, 1994 (filed as Exhibit 4(e) to Form 8-K dated August 19, 1994).

(4)(c)              Note Acquisition Rights Agreement dated as of September 6, 1988 between the            *
                    Company and State Street Bank and Trust Company, as amended on September 19,
                    1988 (filed as Exhibit 4(b) to Form 8-K Report dated Septemuer 6, 1988) as amended by the following: Amendment No. 2 dated October 3, 1988 (filed as
                    Exhibit 10 to Schedule 14D-9 Amendment No. 2 dated October 4, 1988),
                    Amendment No. 3 dated October 18, 1988 (filed as Exhibit 15 to Schedule
                    14D-9 Amendment No. 2 dated October 19, 1988), Amendment No. 4 dated
                    November 1, 1988, (filed as Exhibit 4(d) to the 1989 10-K) and Amendment No.
                    5 dated as of November 17, 1988 (filed as Exhibit 2 to Amendment No. 1 to
                    Form 8-A, dated November 18, 1988).

(4)(d)              Certificate of Designation, Preferences and Rights of Non-Voting Convertible           *
                    Preferred Stock of Nantucket Industries, Inc. (filed as Exhibit 4 to Form
                    8-K Current Report dated March 22, 1994 (the " 1994 8-K").


(4)(e)              Common Stock Purchase Agreement dated as of August 18, 1994 by and among               *
                    Registrant, Guess?, Inc., the Maurice Marciano 1990 Children's Trust, the
                    Paul Marciano Trust u/t/d 2/20/86, the Armand Marciano Trust u/t/d 2/20/86
                    and The Samberg Group, L.L.C. (filed as Exhibit 4(d) to Form 8-K dated
                    August 19, 1994).

(4)(f)              Common Stock and Convertible Subordinated Debenture Purchase Agreement dated           *
                    as of August 13, 1996 by and among Nantucket Industries, Inc. and NAN
                    Investors, L.P. (filed as Exhibit 4(f) to the Form 8-K dated August 15,
                    1996).

(4)(g)              Sixth Amendment dated as of August 15, 1996 to that certain Rights Agreement           *
                    dated as of September 6, 1988 between Nantucket Industries, Inc., and State
                    Street Bank & Trust Company (filed as Exhibit 4(g) to the Form 8-K dated
                    August 15, 1996).

(9)                 Voting Trust Agreement by and among the Samberg Group, L.L.C., George Gold,            *
                    Donald Gold, Stephen Samberg, Stephen Sussman, Robert Polen, Ray Wathen,
                    Nantucket Industries, Inc., Robert Rosen and Joseph Mazzella dated as of
                    March 21, 1994 (filed as Exhibit 99(b) to 1994 8-K).

(10)(a)             Nantucket Industries, Inc. Savings Plan effective June 1, 1988 by and                  *
                    between the Registrant and George Gold and Donald Gold as Trustees,
                    Amendment No. 1 thereto dated June 22, 1990 and Amendment No. 2 thereto dated November 19, 1990 (filed as Exhibit (10)(a) to Form 10-K Report for the fiscal year ended February 29, 1992 (the " 1992 10-K")).

(10)(b)             Incentive Stock Option Plan (filed as Exhibit 10(d) to the 1988 10-K).                 *

(10)(c)             1988 Nantucket Industries, Inc. Nonstatutory Stock Option Plan (filed as               *
                    Exhibit 10(c) to the 1989 10-K).


(10)(e)(i)          Trademark Agreement between Registrant and Faberge, Incorporated dated                 *
                    November 1, 1980 ("Trademark Agreement") regarding the trademarks "Faberge"
                    and "BRUT" for use with men's and boy's underwear and bathing suits (filed as Exhibit 10(g)(i) to 1987 10-K); Amendment dated November 16, 1982 regarding the trademark "BRUT 33" (filed as Exhibit 10(m) to 1983 S-1);
                    Letter dated August 24, 1983 from Faberge to Registrant with respect to renewal of the Trademark Agreement for an additional five year period (filed as Exhibit 10(g)(iii) to 1987 10-K); Amendment dated May 6, 1983 regarding the trademarks "BRUT Medallion Design" and "Brut Royale" (filed as Exhibit
                    10(k)(ii) to 1983 S-1; Amendment dated December 5, 1983 (filed as Exhibit
                    10(g)(iv) to the Form 10-K Report for the fiscal year ended March 3, 1984
                    (the " 1984 10-K"); Amendment dated October 3 1, 1984 (filed as Exhibit
                    10(g)(xiii) to the Form 10-K Report for the fiscal year ended March 2, 198 5
                    (the "1985 10-K")); Amendment dated March 14, 1986 extending license to include swimwear tops (filed as Exhibit 10(g)(v) to the 1986 10-K; Amendment dated April 25, 1984 (filed as Exhibit 10(g)(v) to the 1984 10-K); Letter dated December 31, 1987, extending term of Trademark Agreement for an additional five year period and deleting men's and boy's bathing suits from coverage (filed as Exhibit 10(g)(iii) to the 1988 10-K); extension dated
                    February 24, 1989, extending expiration date of the Trademark Agreement to
                    February 28, 1998 (filed as Exhibit 10(e)(ii) to the 1989 10-K).

(10)(e)(ii)         Intentionally omitted.

(10)(e)(iii)        License Agreement between the Company and BRITTANIA Sportswear, Ltd.                   *
                    (subsidiary of Levi Strauss) dated September 6, 1988 for the manufacture and sale of men's and ladies' underwear under the "BRITTANIA" trademark (filed as Exhibit 19 to Form 10-Q for the Quarter ended August 27, 1988).

(10)(e)(iv)         License Agreement between the Company and BRITTANIA Sportswear, Ltd.                   *
                    (subsidiary of Levi Strauss) dated December 31, 1991 for the manufacture and sale of men's and ladies' underwear under the "BRITTANIA" trademark (filed as Exhibit 10(e)(iv) to Form 10-K for the fiscal year ending February 26,
                    1994.


(10)(e)(v)          Amendment dated January 31, 1996 to License Agreement between the Registrant           *
                    and BRITTANIA Sportswear, Ltd. (subsidiary of Levi Strauss) for the manufacture and sale of men's and ladies' loungewear under the "BRITTANIA"
                    trademark.

(10)(e)(vi)         Intentionally omitted.

(10)(e)(vii)        License Agreement between the Company and Brittania Sportswear Limited, a              *
                    subsidiary of Levi Strauss & Co. effective  as of January 1, 1997, extending  the  Company's license  through  December 31, 1999, for the manufacture and sale of men's underwear and loungewear under the 'BRITTANIA"
                    trademark (filed as Exhibit  10(e)(iii) to the Form 10-Q for the quarter ended August 31, 1996).

(10)(f)             Modification and Extension of Lease dated November 30, 1982 between                    *
                    Registrant and Satti Development Corp. (filed as Exhibit 10(1) to the 1983
                    10-K); (i) amendment dated February 16, 1988 extending term of lease through
                    April 30, 1993 (filed as Exhibit 10(h) to the 1988 10-K); (ii) amendment dated August 15, 1991 expanding dernised premises, extending term of lease through May 31, 1997 and modifying annual rental (filed as Exhibit 10(f)(ii)
                    to 1992 Form 10-K).

(10)(f)(i)          Intentionally omitted.

(10)(g)             Promissory Notes from George J. Gold and Donald D. Gold to Registrant (filed           *
                    as Exhibit 10(s) to 1983 S-1).

(10)(h)             Intentionally omitted.


(10)(i)             Amended and Restated Credit Agreement dated December 8, 1989, between                  *
                    Registrant and Manufacturers Hanover Trust Company ("MHTC") for the
                    borrowing of up to $11,500,000 of which $8,500,000 is on a revolving credit basis until March 5, 1993, the balance to be used against letters of credit issued by NIETC for the benefit of the Registrant; $8,500,000 Note dated
                    December 8, 1989, from Registrant to MHTC; Continuing Letter of Credit
                    Security Agreement dated December 8, 1989, between Registrant and MHTC.
                    (filed as Exhibit 10(i) to the Form 10-K Report for the fiscal year ended
                    March 3, 1990 (the " 1990 10-K") Omitted exhibits to said Agreement will be ftunished to the Commission upon request. (i) First Amendment dated August
                    1, 1990 to Loan Agreement between Registrant and M]HTC (filed as Exhibit
                    10(i)(i) to the Form 10-K Report for the fiscal year ended March 2, 1991);
                    (ii) Second Amendment and Waiver dated as of May 23, 1991 to Loan Agreement between Registrant and MHTC (filed as Exhibit (10)(i)(ii) to the 1992 Form
                    10-K); (iii) Fifth Amendment and Waiver dated as of February 22, 1993, to
                    Amended and Restated Credit Agreement dated as of December 8, 1989, between the Registrant and Chemical Bank, as successor by merger to MHTC (filed as
                    Exhibit (iii) to the Form 8-K dated March 4, 1993); (iv) Sixth Amendment and
                    Waiver dated as of March 4, 1993, to Amended and Restated Credit Agreement
                    (filed as Exhibit 10(k)(iv) to 1993 10-K).

(10)(j)(i)          Revolving Credit Agreement dated as of December 30, 1993 by and between                *
                    Chemical Bank, Nantucket Industries, Inc., Nantucket Mills, Inc. and
                    Nantucket Management Corporation (the "Credit Agreement") (filed as Exhibit
                    10(j)(i) to the 1994 Form 10-K).

(10)(j)(ii)         First Amendment to Credit Agreement dated as of February 28, 1994 by and               *
                    between Chemical Bank, Nantucket Industries, Inc., Nantucket Mills, Inc. and
                    Nantucket Management Corporation (filed as Exhibit 10(j)(ii) to the 1994
                    10-K).

(10)(j)(iii)        Second Amendment to Credit Agreement dated as of March 17, 1994 by and                 *
                    between Chemical Bank, Nantucket Industries, Inc., Nantucket Mills, Inc. and
                    Nantucket Management Corporation (filed as Exhibit 10(j)(iii) to the 1994
                    10-K).

(10)(k)             Intentionally omitted.


(10)(n)             Intentionally omitted.

(10)(o)             Intentionally omitted.

(10)(q)             Intentionally omitted.

(10)(s)             Intentionally omitted.

(10)(t)             Intentionally omitted.

(10)(u)             Intentionally omitted.

(10)(v)             Sublicense Agreement dated November 20, 1991 by and among Dawson Consumer              *
                    Products, Inc., Registrant and PGH Company regarding the use of the trademark "Adolfo" on men's high fashion underwear briefs (filed as Exhibit
                    (10)(v) to the 1992 Form 10-K).

(10)(w)             Sublicense Agreement dated October 16, 1992 by and among Salant Corporation,           *
                    Dawson Consumer Products, Inc. and the Registrant regarding the use of the trademark "John Henry" on men's high fashion underwear briefs (filed as
                    Exhibit (10)(w) to the 1992 Form 10-K).

(10)(x)             Employment Agreement dated May 26, 1992 by and between the Registrant and              *
                    Stephen P. Sussman (filed as Exhibit 10(x) to the Form 10Q Report for
                    November 28, 1992) as amended by the Amendment dated August 8, 1994 (filed as Exhibit 99(a) to Form 8-K dated August 19, 1994).

(10)(x)(i)          Amendment No. 2 dated August 9, 1996 to that certain Employment Agreement              *
                    dated as of May 26, 1992 by and between Nantucket Industries, Inc. and
                    Stephen P. Sussman (filed as Exhibit 99(a) to the Form 8-K dated August 15,
                    1996).

(10)(y)             Purchase and Sale Agreement dated as of July 31, 1997 by and among Mimms               *
                    Investments, a Georgia general partnership and Nantucket Industries, Inc.
                    regarding the sale of the Registrant's property at 200 Cook St.,
                    Cartersville, GA.(filed as Exhibit (10)(y) to 10Q report for August 30,
                    1997).


(10)(y)(i)          Amendment dated August 14, 1997 to Purchase and Sale Agreement dated as of             *
                    July 31, 1997 by and among Mimms Investments, a Georgia general partnership regarding the sale of the Registrants property located at 200 Cook St.,
                    Cartersville, GA (filed as Exhibit (10)(y)(i) to 10Q report for August 30,
                    1997).

(10)(y)(ii)         Amendment dated August 27, 1997 to Purchase and Sale Agreement dated as of             *
                    July 31, 1997 by and among MimmsInvestments, a Georgia general partnership regarding the sale of the  Registrants property located at 200 Cook St.,
                    Cartersville, GA (filed as Exhibit (10)(y)(ii) to 10Q report for August
                    31,1997).

(10)(z)(i)          Intentionally omitted.

(10)(z)(ii)         Amended and Restated Employment Agreement by and between Nantucket                     *
                    Industries, Inc. and Stephen M. Samberg (filed as Exhibit 10(z)(ii) to the
                    1994 Form 10-K) as amended by the Amendment  dated  August 8, 1994 (filed as Exhibit  99(c) to Form 8-K dated August 19, 1994).

(10)(z)(iii)        Amendment No. 2 dated August 9, 1996 to that certain Employment Agreement              *
                    dated as of March 18, 1994 by and between Nantucket Industries, Inc. and
                    Stephen M. Samberg (filed as Exhibit 99(c) to the Form 8-K dated August 15,
                    1996).

(10)(z)(iv)         Amendment No. 3 dated July 1, 1997 to that certain Employment Agreement                *
                    dated as of March 18, 1994 by and between Nantucket Industries, Inc and
                    Stephen M. Samberg (filed as Exhibit (10)(z)(iv) to 1998 10-K).

(10)(aa)            License Agreement dated October 5, 1992 between Cluett Peabody & Co., Inc.             *
                    and Registrant with respect to the ARROW trademark (filed as Exhibit 2 to
                    Form 10Q Report for November 28, 1992).

(10)(bb)            License Agreement dated December 9, 1992 between GUESS?, Inc. and Registrant           *
                    with respect to the GUESS? trademark (filed as Exhibit 3 to Form 10Q Report for November 28, 1992).


(10)(cc)            Registrant's 1992 Long-Term Stock Option Plan (filed as Exhibit 4 to Form              *
                    10Q Report for November 28, 1992).

(10)(dd)            Registrant's 1992 Executive Performance Benefit Plan (filed as Exhibit 5 to            *
                    Form 10Q for November 28, 1992).

(10)(ee)            Management Agreement made as of January 1, 1993 by and between Nantucket               *
                    Management Corp. (a subsidiary of Registrant) and Registrant (filed as
                    Exhibit 10(ee) to 1993 10-K).

(10)(ff)            License Agreement dated December 21, 1992 between Registrant and McGregor              *
                    Corporation with respect to the Botany 500 Trademark (filed as Exhibit
                    10(ff) to 1993 10-K).

(10)(ff)(I)         Letter Agreement dated July 10, 1995 amending License Agreement between the            *
                    Registrant and McGregor Corporation with respect to the Botany 500 Trademark
                    (filed as Exhibit 10(ff) to 1993 10-K).

(10)(gg)            Severance Agreement dated as of March 18, 1994 by and among Nantucket                  *
                    Industries George J. Gold and Donald Gold (filed as Exhibit 10(gg)(i) to the
                    Form 10K Report for the fiscal year ended February 25, 1995). (Filed as
                    Exhibit 10(gg) to the 1994 Form 10-K) as amended by the Amendment dated
                    August 17, 1994 (filed as Exhibit 99(b) to Form 8-K dated August 19, 1994).

(10)(gg)(i)         Letter dated February 28, 1995 amending Severance Agreement by and among               *
                    Registrant, George J. Gold and Donald D. Gold (filed as Exhibit 10(gg)(i) to the Form 10-K Report for the fiscal year ended February 25, 1995).

(10)(gg)(ii)        Third Amendment dated August 9, 1996 to that certain Severance Agreement              *
                    dated as of March 18, 1994 by and among Nantucket Industries, Inc. George
                    J. Gold and Donald D. Gold (filed as Exhibit 99(b) to the Form 8-K dated
                    August 15, 1996).

(10)(hh)            Agreement dated as of March 1, 1994 by and among the Samberg Group, L.L.C.,            *
                    George J. Gold, Donald D. Gold, Stephen M. Samberg, Stephen P. Sussman,
                    Robert Polen, Raymond L. Wathen and Nantucket Industries, Inc. (filed as
                    Exhibit 10(hh) to the 1994 Form 10-K).


(10)(ii)            Loan and Security Agreement by and between Nantucket Industries, Inc. and              *
                    Congress Financial Corp. dated as of March 21, 1994 (filed as Exhibit 99(b)
                    to 1994 8-K).

(10)(ii)(i)         Amendment No. 2 dated July 31, 1996, to Loan and Security Agreement dated as           *
                    of March 21, 1994, among Nantucket Industries, Inc. and Congress Financial
                    Corp. (filed as Exhibit 99(o) to the Form 8-K dated August 15, 1996).

(10)(ii)(ii)        Amendment No. 3 dated August 15, 1996, to Loan and Security Agreement dated            *
                    as of March 21, 1994, among Nantucket Industries, Inc. and Congress
                    Financial Corp. (filed as Exhibit 99(p) to the Form 8-K dated August 15, 1996).

(10)(ii)(iii)       Amendment No.4 dated March 18, 1997 to Loan and Security Agreement dated as            *
                    of March 21, 1994 among Nantucket Industries, Inc and Congress Financial
                    Corp (filed as Exhibit
                    (10)(ii)(ih) to 10Q report for August 30, 1997).

(10)(ii)(iv)        Amendment No. 5 dated March 31, 1997 to Loan and Security Agreement dated as           *
                    of March 21, 1994 among Nantucket Industries, Inc and Congress Financial
                    Corp (filed as Exhibit (10)(ii)(iv) to 10Q report for August 30, 1997).

(10)(ii)(v)         Amendment No. 6 dated May 4, 1997, to Loan and Security Agreement dated as             *
                    of March 21, 1994, among Nantucket Industrie, Inc and Congress Financial
                    Corp (filed as Exhibit (10)(ii)(v) to 10Q report for August 30, 1997).

(10)(ii)(vi)        Extention dated March 20, 1998 to the Loan and Security Agreement dated as             *
                    of March 21, 1994, among Nantucket Industries, Inc and Congress Financial
                    Corp.(filed as Exhibit (10)(ii)(vi) to 1998 10-K).

(10)(ii)(vii)       Extention No. 2 dated May 20, 1998 to the Loan and Security Agreement dated            *
                    as of March 21, 1994, among Nantucket Industries. Inc and Congress Financial
                    Corp. (filed as Exhibit (10)(ii)(vii) to 1998 10-K).

(10)(jj)            Guaranty by Nantucket Mills, Inc. in favor of Congress Financial Corp. dated           *
                    as of March 21, 1994 (filed as Exhibit 99(c) to 1994 8-K).


(10)(kk)            General Security Agreement by Nantucket Mifls, Inc. in favor of Congress               *
                    Financial Corp. dated as of March 21, 1994 (filed as Exhibit 99(d) to 1994
                    8-K).

(10)(ll)            Guarantee of Nantucket Management Corporation in favor of Congress Financial           *
                    Corp. dated as of March 21, 1994 (filed as Exhibit 99(e) to 1994 8-K).

(10)(mm)            General Security Agreement by Nantucket Management Corporation in favor of             *
                    Congress Financial Corp. dated as of March 21, 1994 (filed as Exhibit 99(f)
                    to 1994 8-K).

(10)(nn)            Amended and Restated Credit Agreement by and among Chemical Bank, Nantucket            *
                    Industries, Inc., Nantucket Nfills, Inc. and Nantucket Management
                    Corporation dated as of March 21, 1994 (filed as Exhibit 99(g) to 1994 8-K)
                    and amended by the Amendment dated as.of August 18, 1994 (filed as Exhibit
                    99(e) to the Form 8-K dated August 19, 1994).

(10)(oo)            Amended and Restated Security Agreement by and between Nantucket Industries,           *
                    Inc. and Chemical Bank dated as of March 21, 1994 (filed as Exhibit 99(h) to
                    1994 Form 8-K).

(10)(pp)            Amended and Restated Security Agreement by and between Nantucket Mills, Inc.           *
                    and Chemical Bank dated as of March 21 1994 (filed as Exhibit 99(i) to 1994
                    8-K).

(10)(qq)            Security Agreement by and between Management Corporation and Chemical Bank             *
                    dated as of March 21, 1994 (filed as Exhibit 99(j) to 1994 8-K).

(10)(rr)            Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents             *
                    by Nantucket Industries, Inc. to Chemical Bank dated as of June 8, 1994
                    (filed as Exhibit 10(ss) to the 1994 Form 10-K). and Assignment of Leases
                    and Rents by Nantucket Industries, Inc. to Congress Financial Corporation
                    dated June 8, 1994 (filed as Exhibit 10(rr) to the 1994 Form 10-K).

(10)(ss)            Deed to Secure Debt, Security Agreement and Assignment of Leases and Rents             *
                    by Nantucket Industries, Inc. to Chemical Bank dated as of June 8, 1994
                    (filed as Exhibit 10(ss) to the 1994 Form 10-K).


(10)(tt)            Employment Agreement dated November 23, 1994 by and between Registrant and             *
                    Raymond L. Wathen (filed as Exhibit 10(tt) to Form 10-K Report for the fiscal year ended February 25, 1995).

(10)(tt)(i)         Amendment to Employment Agreement entered into as of January 1, 1996 between           *
                    Registrant and Raymond L. Wathen.

(10)(uu)            Employment Agreement dated July 1, 1994 by and between Registrant and Ronald           *
                    S. Hoffman (filed as Exhibit 10(uu) to Form 10-K Report for the fiscal year ended February 25, 1995).

(10)(uu)(i)         Letter Agreement dated June 12, 1995 between Registrant and Ronald S.                  *
                    Hoffman, extending the term of his employment to June 30, 1996.

(10)(uu)(ii)        Letter Agreement dated August 9, 1996 between Registrant and Ronald S.                 *
                    Hoffman amending the change of control provision in his employment agreement
                    (filed as Exhibit 99(e) to the Form 8-K dated August 15, 1996).

(10)(uu)(iv)        Letter Agreement dated as of June 30, 1996 between Registrant and Ronald S.            *
                    Hoffman, extending the term of his employment to June 30, 1997 (filed as
                    Exhibit 99(j) to the Form 8-K dated August 15, 1996).

(10)(vv)            Employment Agreement dated as of January 1996 by and between Registrant and            *
                    Joseph Visconti.

(10)(vv)(i)         Amendment dated August 9, 1996 to that certain Employment Agreement dated as           *
                    of January 1, 1996 by and between Nantucket Industries, Inc and Joseph
                    Visconti (filed as Exhibit 99(d) to the Form 8-K dated August 15, 1996).

(10)(vv)(ii)        Amendment No. 2 dated as of July 1, 1997 to that certain Employment                    *
                    Agreement dated as of January 1, 1996 by and between Nantucket Industries and Joseph Visconti (filed as Exhibit (10)(vv)(ii) to the 1998 10-K Form).

(10)(ww)            First Amendment, dated as of December 15, 1995 to Amended and Restated                 *
                    Credit Agreement dated as of March 21, 1994, among Nantucket Industries,
                    Inc. and its subsidiaries and Chemical Bank (filed as Exhibit (10)(w) to
                    Form 10-Q Report for the quarter ended November 25, 1995).


(10)(xx)            Complaint filed on March 7, 1997 with Superior Court of California for the             *
                    County of San Francisco C.A. No. 985160, Nantucket Industries, Inc. v. Levi
                    Strauss & Co., and Brittania Sportswear Limited (filed as Exhibit 99(q) to the Form 8-K dated March 7, 1997).

(10)(zz)            Press Release dated March 10, 1997 (filed as Exhibit 99(r) to the Form 8-K             *
                    dated March 7, 1997).

(10)(aaa)           Lease between Registrant and First Industrial LP dated December 3, 1997                *
                    (filed as Exhibit 99(s) to Form 8-K dated November 26, 1997.

(10)(bbb)           Letter Agreement dated September 30, 1997 from Nantucket Industries, Inc. to           *
                    NAN Investers,LP (filed as Exhibit 99(t) to the 10Q report for November 29,
                    1997.)

(10)(bbb)(i)        Letter Agreement No. 2 dated May 19, 1998 from Nantucket Industries to NAN             *
                    Investers LP (filed as Exhibit (10)(bbb)(i)  to 1998 Form 10-K).

(10)(ccc)           Termination of License Agreement dated March 25, 1998 between GUESS? Inc.              *
                    and the Registrant (filed as Exhibit (10)(ccc) to 1998 Form 10-K).


(c) Subsidiaries of the Company

    Current management is currently reviewing, with the various attorneys of the corporation, the status of any of its wholly owned subsidiaries named in certain documents, tax returns, and insurance documents. When management determines the status of these corporations it will file whatever appropriate amendments required to this document.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.

                                          NANTUCKET INDUSTRIES, INC.

February 2, 2000                          By   /s/ John Treglia
                                             -----------------------------------
                                             John Treglia, President, Secretary
                                             and CFO

February 2, 2000                          By  /s/ Marsha Ellis
                                             -----------------------------------
                                             Marsha Ellis, Treasurer and
                                             Chief Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


January 21, 2000                              /s/ Steven Schneider
                                             -----------------------------------
                                             Steven Schneider, Director

January 18, 2000                              /s/ Kenneth Klein
                                             -----------------------------------
                                             Kenneth Klein, Director

January 15, 2000                              /s/ Marc M. Feder
                                             -----------------------------------
                                             Marc M. Feder, Director

January 18, 2000                              /s/ George J. Gold
                                             -----------------------------------
                                             George J. Gold, Director