Form 10-Q
period 1999-05-29
NANTUCKET INDUSTRIES INC
filed 2000-02-07
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended May 29, 1999.


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

                                 (917) 853-0475
                                 --------------
              (Registrant's telephone number, including area code)


            510 Broadhollow Road, Suite 300, Melville, New York    10003
            ---------------------------------------------------  ----------
            (Former Address, since last report)                  (Zip Code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days.   X  YES ___NO
                                               ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of January 14, 2000, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                QUARTERLY REPORT
                         FOR QUARTER ENDED MAY 29, 1999


                                    I N D E X
                                    ----------
                                                                       PAGE
                                                                       ----
Part I.- FINANCIAL INFORMATION

         Consolidated balance sheets                                     3

         Consolidated statements of operations                           4

         Consolidated statements of cash flows                           5

         Notes to consolidated financial statements                    6 - 15

         Management's discussion and analysis of
         financial condition and results of operations                16 - 18

Part II.- OTHER INFORMATION                                           19 - 21


Signature                                                               22

                   Nantucket Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                                               May 29,        February 27,
                                                                                 1999             1999
                                                                         --------------------------------
                                                                            (unaudited)          (1)
                                ASSETS
CURRENT ASSETS
  Cash                                                                       $  200,844       $  622,268
  Accounts receivable, reserves of $279,000 and
    $273,000, respectively                                                    1,773,714          961,989
  Inventories (Note 4)                                                          730,751        1,108,860
  Other current assets                                                          133,839           67,347
                                                                         --------------------------------
     Total current assets                                                     2,839,148        2,760,464

PROPERTY, PLANT AND EQUIPMENT, NET                                              506,313          538,522

OTHER ASSETS, NET                                                               165,186          176,601
                                                                         --------------------------------
                                                                             $3,510,647       $3,475,587
                                                                         ================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Convertible subordinated debentures (Note 6)                               $2,052,986        2,052,986
  Current portion of capital lease obligations                                   57,651           56,452
  Accounts payable                                                              446,377          248,538
  Accrued salaries  and employee benefits                                        27,127           80,740
  Accrued unusual charge (Note 7)                                                87,500           95,833
  Accrued expenses and other liabilities                                        835,213          863,271
  Accrued royalties                                                             319,048          319,048
                                                                         --------------------------------
     Total current liabilities                                                3,825,902        3,716,868

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                49,380           64,250
                                                                         --------------------------------
                                                                              3,875,282        3,781,118

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock,  $.10 par value;  500,000 shares  authorized, of which 5,000 shares have been designated as non-voting
    with liquidating preference of $200 per share and are issued                    500              500
    outstanding
  Common stock, $.10 par value; authorized 20,000,000 shares;
    issued 3,241,848                                                            324,185          324,185
  Additional paid-in capital                                                 12,539,503       12,539,503
  Deferred issuance cost                                                        (86,783)         (96,425)
  Accumulated deficit                                                       (13,122,103)     (13,053,357)
                                                                         --------------------------------
                                                                               (344,698)        (285,594)

Less 3,052 shares of common stock held in treasury, at cost                      19,937           19,937
                                                                         --------------------------------
                                                                               (364,635)        (305,531)
                                                                         --------------------------------
                                                                             $3,510,647       $3,475,587
                                                                         ================================

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Thirteen Weeks Ended
                                                     ---------------------------------
                                                        May 29,              May 30,
                                                         1999                 1998
                                                     ---------------------------------
Net sales                                             $2,182,275           $4,282,704
Cost of sales                                          1,496,609            3,391,240
                                                     ---------------------------------

     Gross profit                                        685,666              891,464

Selling, general and administrative expenses             658,825            1,018,217
                                                     ---------------------------------

     Operating (loss) profit                              26,841             (126,753)

Other income                                                   -              675,000
Interest expense                                         (95,592)            (162,733)
                                                     ---------------------------------

        Net income (loss)                               ($68,751)            $385,514
                                                     =================================

Net income (loss) per share -
  basic and diluted (Note 3)                              ($0.02)               $0.12
                                                     =================================

Weighted average common shares outstanding             3,238,796            3,238,796
                                                     =================================

The accompanying notes are an integral part of these statements

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                            Thirteen Weeks Ended
                                                                        ----------------------------
                                                                            May 29,        May 30,
                                                                             1999           1998
                                                                        ------------    -----------
Cash flows from operating activities
  Net (loss) income                                                        ($68,751)      $385,514
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by operating activities
      Depreciation and amortization                                          58,453         93,219
      Provision for doubtful accounts                                         7,489         80,287
      Gain on sale of fixed assets                                                0              -
      Provision for obsolete and slow moving inventory                            0              -
      (Increase) decrease in assets
        Accounts receivable                                                (819,214)       472,218
        Inventories                                                         378,109      1,452,511
        Other current assets                                                (66,492)       (50,411)
        Increase (decrease) increase in liabilities
        Accounts payable                                                    197,843       (118,522)
        Accrued expenses and other liabilities                              (81,671)      (118,889)
        Accrued unusual charge                                               (8,333)        16,749
                                                                        ------------    -----------

      Net cash (used in) provided by operating activities                  (402,567)     2,212,676
                                                                        ------------    -----------

Cash flows from investing activities
  (Additions) removals to property, plant and equipment                      (5,186)       (25,967)
  Proceeds from sale of fixed assets                                              0         19,040
  Decrease in other assets                                                        0            666
                                                                        ------------    -----------

      Net cash used in investing activities                                  (5,186)        (6,261)
                                                                        ------------    -----------

Cash flows from financing activities
  Repayments under line of credit agreement, net                                  0     (2,193,847)
  Payments of capital lease obligations                                     (13,671)       (12,568)
  Repayments of long-term debt                                                    0              0
                                                                        ------------    -----------

      Net cash used in financing activities                                 (13,671)    (2,206,415)
                                                                        ------------    -----------

        NET (DECREASE) INCREASE IN CASH                                   ($421,424)            $0

Cash at beginning of period                                                 622,268          8,850
                                                                        ------------    -----------

Cash at end of period                                                      $200,844         $8,850
                                                                        ============    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                                 $3,119        $77,846
                                                                        ============    ===========

    Income taxes                                                                  -              -
                                                                        ============    ===========

The accompanying notes are an integral part of these statements

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED MAY 29, 1999 AND MAY 30, 1998
                                   (unaudited)



         The following notes to the consolidated financial statements should be read in light of the following:

         The Company is an insolvent, currently dormant company, which is presently exploring the advisability of filing a voluntary petition under Chapter 11 of the federal bankruptcy laws, with the goal of reorganizing its management and searching for a new business opportunity, which will potentially allow the Company to successfully reorganize.

         NOTE 1-TERMINATION OF OPERATIONS AND LIQUIDITY MATTERS

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

         Termination of Operations

         As more fully described in Part II, Item 1, "Legal Proceedings" of this report, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd., a licensor which accounted for 49% of the Company's fiscal 1997 sales, and 21% of the Company's fiscal 1998 sales, announced their intention to sell Brittania. In light of the actions announced by Levi, K-Mart, the largest retailer of the Brittania brand and the Company's largest customer, accounting for sales of Brittania product of approximately $11 million in fiscal year 1997, and $3 million in fiscal year 1998, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a multi-million lawsuit against Levi Strauss & Co in March 1997 alleging that the licensor breached various obligations under the license agreement, including without limitation it's covenant of good faith and fair dealing. The Company settled this litigation in June 1998 (see
         Part II, Item 1 "Legal Proceedings").

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

         In connection with the implementation of these actions, the Company reflected, in its financial statements for the fiscal years ended February 26, 1994 through March 2, 1996, unusual charges aggregating $6.4 million. These combined charges include approximately $760,000 of expenses incurred in closing the Puerto Rico facility, write-downs and reserves of asset values and other non-cash items ($1.5 million write-off of goodwill, $2.1 million writedowns of inventory, $530,000 writedowns of fixed assets), the accrual for the severance payments to the former Chairman and Vice Chairman of the Board ($1,765,000) and, in fiscal 1996, an unusual credit, as described below, of $300,000 related to the elimination of a subordinated note payable associated with the purchase of the Puerto Rico facility since the likelihood of payment on such note was considered remote. In fiscal year 1998, the financial statements, through operating results, reflect $1.8 million in charges including $1.2 million associated with the phase out of the GUESS? division ($660,000 inventory write-offs, $540,000 in deferred costs and other charges), with the balance associated with write-downs, and reserves of asset values, and other non-cash items.

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

         On October 1, 1997 the Company sold its 152,000 sq. ft. manufacturing and distribution facility in Cartersville, GA to Mimms Enterprises, a Real Estate Investment General Partnership, for cash aggregating $2,850,000. The Company reflected a gain of $793,000, and used the proceeds to repay financing secured by the property, and to reduce long term debt. (See note 9 to the financial statements included in this report.)

         From September 1988, the Company was a licensee of Brittania Sportswear, Ltd., a wholly owned subsidiary of Levi Strauss & Co. pursuant to which manufactured and marketed men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Straus & Co.". Sales under this license aggregated $4.5 million in fiscal 1998, $14.9 million in fiscal 1997 and $14.6 million in fiscal 1996. As of January 1, 1997, the license was renewed for a 5-year term, including automatic renewals of 2 years if certain minimum sales levels were achieved. On January 22, 1997, Levi's announced that it was seeking purchasers of its Brittania subsidiary. In January 1997, K-Mart, the Company's largest customer and the largest retailer of the Brittania brand, advised the Company that in light of the actions announced by Levi's it would no longer continue its on-going commitment to the Brittania trademark.

         The Company filed a multimillion lawsuit dollar against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breached various obligations under the licensing agreement, including without limitation, its covenant of good faith and fair dealing. In June 1998, the Company reached an accord with Levi and settled this litigation (see Part II, Item 1 "Legal Proceedings").


         Financing Arrangements

         The Company had a $15 million revolving credit facility with Congress Financial Corp., which expired in March 1998, and was extended to August 31, 1999. The revolving credit agreement provided for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 2-3/4% above prime. The agreement required, among other provisions, the maintenance of minimum working capital and net worth levels and also contained restrictions regarding payment of dividends. Borrowings under the agreement were collateralized by substantially all of the assets of the Company. As at February 27, 1999 the company was not in compliance with the net worth and working capital covenants nor was the facility utilized. Congress Financial and the Company subsequently, on October 15, 1999, terminated the agreement. Currently the Company has no financing facility.

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



         NOTE 2-CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of May 29, 1999 and the consolidated statements of operations for the thirteen week period and statements of cash flows for the thirteen weeks ended May 29, 1999 and May 30, 1998 were prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at May 29, 1999 and the results of their operations for the thirteen week period and cash flows for the thirteen weeks ended May 29, 1999 and May 30, 1998 were made on a consistent basis.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

         The  results  of  operations   for  the  periods   presented  were  not
         necessarily indicative of the operating results for the full year.


         NOTE 3-EARNINGS (LOSS) PER COMMON SHARE

         In fiscal year 1998, the Company adopted the Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share", which requires public companies to present earnings per share and, if applicable, diluted earnings per share. All comparative periods had to be restated as of February 28, 1998 in accordance with SFAS 128. Basic earnings per share were based on the weighted average number of common and potential common shares outstanding. The calculation took into account the shares that might have been be issued upon exercise of stock options, reduced by the shares that might have been repurchased with the funds received from the exercise, based upon the average price during that year. The adoption of this standard did not have any impact on the disclosure of per share results in the financial statements.


         NOTE 4-INVENTORIES

         Inventories are summarized as follows:
                                                    May 29,          May 28,
                                                     1999              1998

                  Raw Materials                           -         $346,517
                  Work in Process                         -          776,492
                  Finished Goods                   $730,751          925,234
                                                   --------          -------
                                                   $730,751       $2,048,243

         NOTE 5-INCOME TAXES

         At February 27, 1999 the Company had a net deferred tax asset approximating $7,166,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $18,405,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through May 29, 1999 the change in ownership was less than 50%.


         NOTE 6-PRIVATE PLACEMENT

         On August 15, 1996, the Company completed a $3.5 million private placement with an investment partnership. Terms of this transaction included the issuance of 250,000 shares and $2,760,000 12.5% convertible subordinated debentures, which were due August 15, 2001.

         The convertible subordinated debentures were secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, GA. In conjunction with the sale of this property completed on October 1, 1997 (Note 9), the Company prepaid $707,000 of these debentures.

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

         In November 1993, the former owners of Phoenix filed counterclaims against the Company alleging improper termination with regard to their employment agreement and breach of the stock purchase agreement. The former owners have filed for damages of approximately $9,000,000. The Company settled this litigation and realized $675,000 from this matter in the first quarter of fiscal year 1999.


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


         Gorge Gold Matter-

         On January 15, 1998, in the Supreme Court of the State of New York, Westchester County, George Gold, a director of the Company filed a complaint against the Company for breach of the March 18, 1994 Severance Agreement, and is seeking damages in the amount of $559,456 plus applicable interest and legal fees. The Company on March 9, 1998 filed counterclaims in a significantly larger amount. On July 30, 1998 the court granted a summary judgement on behalf of George Gold. Subsequently, in April 1999, the Company reached a settlement with the Director for $75,000, which resulted in a reduction of approximately $530,000 in the accrued unusual charge in the fourth quarter of fiscal year 1999.


         Theresa M. Bohenberger Matter-

         On February 17, 1998 Theresa M. Bohenberger, a former director of the Company, filed a complaint against the Company in the United States District Court for the Southern District of New York, relating to payments due her under the May 2, 1992 Severance Agreement. The Company reached a settlement with Ms. Bohenberger.


         Brittania Matter-

         Since September 1988, the Company has been a licensee of Brittania Sportswear, Ltd., a wholly owned subsidiary of Levi Strauss & Co. to manufacture and market men's underwear and other products under the trademarks "Brittania" and "Brittania from Levi Strauss & Co.". Sales under this license aggregated $0 in fiscal 1999, $4.5 million in fiscal 1998 and $14.9 million in fiscal 1997.

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

         The Company filed a multimillion-dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breached various obligations under the licensing agreement, including without limitation its covenant of good faith and fair dealing. The Company settled the Levi litigation and realized approximately $725,000 in gross value from this matter in the second quarter of fiscal year 1999, which is included in the accompanying statement of operations under the caption "Other Income."


         To existing management's best knowledge, there is only one outstanding litigation with SGS U.S. Testing Co., Inc. In the Company's opinion, it will prevail in its counter-suit against SGS.


         NOTE 9-SALE OF MANUFACTURING FACILITY

         On October 1, 1997 the Company completed the consolidation of its facilities and sold its 152,000 sq. foot manufacturing and distribution facility in Cartersville, GA. to Mimms Enterprises, a Real Estate Investment General Partnership, for cash aggregating $2,850,000. The Company reflected a gain on the sale in its third fiscal quarter of fiscal 1998 of $793,000. The proceeds were used to repay the $525,000 financing secured by this property and to prepay $707,000 of the convertible subordinated debentures secured by a second mortgage on this property. The remaining net proceeds were utilized to reduce the revolving credit financing.


         NOTE 10-NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standard No.
         131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company implemented SFAS 130 and SFAS 131 as required in the fiscal year which ended February 1999, which required the Company to report and display certain information related to comprehensive income and operating segments, respectively. Adoption of SFAS 130 and SFAS 131 did not impact the Company's financial position or results of operations.

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

Sales

Net sales for the three months ended May 29, 1999 decreased 49% from prior year levels to $2,182,000. The decline in the sales was directly related to the discontinuance of the GUESS? product line as of the first quarter of the prior fiscal year. GUESS? products accounted for $1,992,000 of the prior year net sales.

Gross Margin

Gross profit margins for the three months ended May 29, 1999 increased to 31.42% from the prior year levels of 21%. This reflected the impact of the Company's strategy to phase-out the GUESS? product line, and the associated closeout of inventory which was substantially accomplished in the first quarter of the prior fiscal year. This improvement also reflected the benefit of increased utilization of the lower cost offshore manufacturing facilities.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended May 29, 1999 declined by $359,000 from prior year levels to $659,000. This improvement was the result of reduced staffing levels, efficiencies, and reductions in overhead associated with the phase-out of the GUESS? division.

Interest Expense

Interest expense for the first three months of the fiscal year decreased $67,000 from prior year levels, reflecting reductions in the outstanding revolving credit facility.

Liquidity and Capital Resources

The Company incurred significant losses in recent years which resulted in severe cash flow problems that negatively impacted the ability of the Company to conduct its business as structured.

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

Working capital levels decreased $30,000 from February 27, 1999 levels which reflected an increase in receivables and a reduction in inventories. The Company was continuing its efforts to manage its supply chain towards delivering inventory closer to forecasted demand. The subordinated debt was reclassified to short term due to the Company's inability to make interest payments to the subordinated debt holder. Subsequent to the period covered by this report the Board of Directors, on October 11, 1999, voted to allow the subordinated debt holder to liquidate the assets covered by its security agreement.

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

         The Company filed a multimillion-dollar lawsuit against Levi Strauss & Co. and Brittania Sportswear, Ltd. alleging that the licensor breached various obligations under the licensing agreement, including without limitation its covenant of good faith and fair dealing. The Company settled the Levi litigation and realized approximately $725,000 in gross value from this matter in fiscal year 1999.


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


                                       NANTUCKET INDUSTRIES, INC.


                                       By:

                                       /s/ John H.Treglia
January 31, 2000                     -------------------------------
                                       John H.Treglia
                                       President, Secretary and CFO

                                       /s/ Marsha C. Ellis
January 31, 2000                     -------------------------------
                                       Marsha C. Ellis
                                       Treasurer and Chief Accounting Officer