Form 10-Q
period 1999-08-28
NANTUCKET INDUSTRIES INC
filed 2000-02-07
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 28, 1999.
                                     ----------------

Commission File Number: 1-8509
                        ------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. _X_ YES ___ NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 14, 2000, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                                QUARTERLY REPORT
                        FOR QUARTER ENDED AUGUST 28, 1999

                                    I N D E X
                                    ---------

                                                                          PAGE
                                                                          ----
Part I.- FINANCIAL INFORMATION

         Consolidated balance sheets                                       3

         Consolidated statements of operations                             4

         Consolidated statements of cash flows                             5

         Notes to consolidated financial statements                      6 - 15

         Management's discussion and analysis of
         financial condition and results of operations                   16 - 18

Part II.- OTHER INFORMATION                                              19 - 21

Signature                                                                   22

                   Nantucket Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                     August 28,    February 27,
                                                       1999           1999
                                                 ------------------------------
                                                    (unaudited)        (1)
                     ASSETS

CURRENT ASSETS
  Cash                                               $  181,721      $  622,268
  Accounts receivable, reserves of $269,000
    and $273,000, respectively                        1,428,905         961,989
  Inventories (Note 4)                                  803,820       1,108,860
  Other current assets                                  111,591          67,347
                                                 ------------------------------
     Total current assets                             2,526,037       2,760,464
PROPERTY, PLANT AND EQUIPMENT, NET                      444,779         538,522
OTHER ASSETS, NET                                       153,771         176,601
                                                 ------------------------------
                                                     $3,124,587      $3,475,587
                                                 ==============================

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Convertible subordinated debentures (Note 6)       $2,052,986       2,052,986
  Current portion of capital lease obligations           58,465          56,452
  Accounts payable                                      147,855         248,538
  Accrued salaries  and employee benefits                 7,846          80,740
  Accrued unusual charge (Note 7)                        81,250          95,833
  Accrued expenses and other liabilities                918,742         863,271
  Accrued royalties                                     319,048         319,048
                                                 ------------------------------
     Total current liabilities                        3,586,192       3,716,868
CAPITAL LEASE OBLIGATIONS, NET OF
  CURRENT PORTION                                        39,291          64,250
                                                 ------------------------------
                                                      3,625,483       3,781,118

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock,  $.10 par value; 500,000 shares
    authorized, of which 5,000 shares have been
    designated as non-voting with liquidating
    preference of $200 per share and are issued             500             500
    outstanding
  Common stock, $.10 par value; authorized
    20,000,000 shares; issued 3,241,848                 324,185         324,185
  Additional paid-in capital                         12,539,503      12,539,503
  Deferred issuance cost                                (77,140)        (96,425)
  Accumulated deficit                               (13,268,007)    (13,053,357)
                                                 ------------------------------
                                                       (480,959)       (285,594)
Less 3,052 shares of common stock held in
  treasury, at cost                                      19,937          19,937
                                                 ------------------------------
                                                       (500,896)       (305,531)
                                                 ------------------------------
                                                     $3,124,587      $3,475,587
                                                 ==============================

(1)   Derived from audited financial statements.

The accompanying notes are an integral part of these statements

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   Twenty-six Weeks Ended                 Thirteen Weeks Ended
                                                               ------------------------------        ------------------------------
                                                                August 28,         August 29,         August 28,        August 29,
                                                                   1999               1998               1999              1998
                                                               ------------------------------        ------------------------------
Net sales                                                       $3,837,195         $7,344,349         $1,654,920         $3,061,645
                                                               ------------------------------        ------------------------------
Cost of sales                                                    2,537,853          5,877,765          1,041,244          2,486,525
                                                               ------------------------------        ------------------------------

     Gross profit                                                1,299,342          1,466,584            613,676            575,120

Selling, general and administrative expenses                     1,322,737          1,969,951            663,912            951,734
                                                               ------------------------------        ------------------------------

     Operating loss                                                (23,395)          (503,367)           (50,236)          (376,614)

Other income                                                          --            1,391,313               --              716,313
Net loss on sale of assets                                          (1,373)           (15,411)            (1,373)           (15,411)
Interest expense                                                  (189,887)          (299,720)           (94,295)          (136,987)
                                                               ------------------------------        ------------------------------

        Net (loss) income                                        ($214,655)          $572,815          ($145,904)          $187,301
                                                               ==============================        ==============================

Net (loss) income per share -
  basic and diluted (Note 3)                                        ($0.07)             $0.18             ($0.05)             $0.06
                                                               ==============================        ==============================

Weighted average common shares outstanding                       3,238,796          3,238,796          3,238,796          3,238,796
                                                               ==============================        ==============================

The accompanying notes are an integral part of these statements

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Twenty-six Weeks Ended
                                                    ----------------------------
                                                     August 28,      August 29,
                                                       1999            1998
                                                    -----------     -----------
Cash flows from operating activities
  Net (loss) income                                   ($214,655)       $572,815
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by
    operating activities
      Depreciation and amortization                     106,143         135,944
      Provision for doubtful accounts                    12,832          73,165
      Loss on sale of fixed assets                        1,373          15,411
      Provision for obsolete and slow
        moving inventory                                      0          47,498
      (Increase) decrease in assets
        Accounts receivable                            (479,748)      1,175,987
        Inventories                                     305,040       1,504,007
        Other current assets                            (44,244)        (67,296)
        (Decrease) increase in liabilities
        Accounts payable                               (100,678)        144,738
        Accrued expenses and other
          liabilities                                   (17,423)       (287,564)
        Accrued unusual charge                          (14,583)          3,846
                                                    -----------     -----------

      Net cash (used in) provided by
        operating activities                           (445,943)      3,318,551
                                                    -----------     -----------

Cash flows from investing activities
  Removals to property, plant and equipment               4,842          35,340
  Proceeds from sale of fixed assets                     23,500          27,040
  Decrease in other assets                                    0             666
                                                    -----------     -----------

      Net cash provided by investing
        activities                                       28,342          63,046
                                                    -----------     -----------

Cash flows from financing activities
  Repayments under line of credit
    agreement, net                                            0      (3,124,072)
  Payments of capital lease obligations                 (22,946)        (25,403)
                                                    -----------     -----------

      Net cash used in financing activities             (22,946)     (3,149,475)
                                                    -----------     -----------

        NET (DECREASE) INCREASE IN CASH               ($440,547)       $232,122

Cash at beginning of period                             622,268           8,850
                                                    -----------     -----------

Cash at end of period                                  $181,721        $240,972
                                                    ===========     ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION:

  Cash paid during the period:

    Interest                                             $5,272        $128,927
                                                    ===========     ===========

    Income taxes                                           --              --
                                                    ===========     ===========

The accompanying notes are an integral part of these statements

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           TWENTY-SIX WEEKS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998
                                   (unaudited)

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

      Termination of Operations

      As more fully described in Part II, Item 3, "Legal Proceedings" of this report, Levi Strauss & Co., the parent company of Brittania Sportswear Ltd., a licensor which accounted for 49% of the Company's fiscal 1997 sales, and 21% of the Company's fiscal 1998 sales, announced their intention to sell Brittania. In light of the actions announced by Levi, K-Mart, the largest retailer of the Brittania brand and the Company's
      largest   customer,   accounting   for  sales  of  Brittania
      product of approximately $11 million in fiscal year 1997, and $3 million in fiscal year 1998, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. In response, the Company filed a multi-million lawsuit against Levi Strauss & Co in March 1997 alleging that the licensor breached various obligations under the license agreement, including without limitation it's covenant of good faith and fair dealing. The Company settled this litigation in June 1998 (see Part II, Item 1 "Legal Proceedings").

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

      NOTE 2-CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated balance sheet as of August 28, 1999 and the consolidated statements of operations for the twenty-six and thirteen week periods and statements of cash flows for the twenty-six weeks ended August 28, 1999 and August 29, 1998 were prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at August 28, 1999 and the results of their operations for the twenty-six and thirteen week periods and cash flows for the twenty-six weeks ended August 28, 1999 and August 29, 1998 were made on a consistent basis.

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

      NOTE 4-INVENTORIES

      Inventories are summarized as follows:

                                              August 28,       August 29,
                                                 1999             1998

            Raw Materials                            --       $   77,869
            Work in Process                          --        1,185,362
            Finished Goods                    $ 803,820          275,647
                                              ---------       ----------
                                              $ 803,820       $1,538,878

      NOTE 5-INCOME TAXES

      At February 27, 1999 the Company had a net deferred tax asset approximating $7,166,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $18,405,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through August 28, 1999 the change in ownership was less than 50%.

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

Sales

Net sales for the six months ended August 28, 1999 decreased 48% from prior year levels to $3,837,000, and in the second quarter of the current fiscal year declined 46% from prior year levels to $1,655,000. The decline in the sales was directly related to the discontinuance of the GUESS? product line and the termination of the Arrow license which resulted in reduced sales of the Arrow products to Sears.

Gross Margin

Gross profit margins for the six months ended August 28, 1999 increased to 34% from the prior year levels of 20%. Gross margins for the second quarter increased from 19% to 37%. These increases reflected the impact of the Company's strategy to phase-out the GUESS? product line, and the associated closeout of inventory. These improvements also reflected the benefit of increased utilization of the lower cost offshore manufacturing facilities.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended August 28, 1999 declined by $647,000 from prior year levels to $1,323,000. Second quarter expenses declined by $288,000 to $664,000. These improvements were the result of reduced staffing levels, efficiencies, and reductions in overhead associated with the phase-out of the GUESS? division.

Interest Expense

Interest expense for the first six months of the fiscal year decreased $110,000 from prior year levels, reflecting reductions in the outstanding revolving credit facility.

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

Working capital levels have decreased $104,000 from February 27, 1999 levels reflecting an increase in receivables and a reduction in inventories. The Company was still continuing its efforts to manage its supply chain towards delivering inventory closer to forecasted demand. The subordinated debt was reclassified to short term due to the Company's inability to make interest payments to the subordinated debt holder. Subsequent to the period covered by this report the Board of Directors, on October 11, 1999, voted to allow the subordinated debt holder to liquidate the assets covered by its security agreement.

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

                                          NANTUCKET INDUSTRIES, INC.

                                          By:

January 31, 2000                        /s/ John H.Treglia
                                          --------------------------------------
                                          John H.Treglia
                                          President, Secretary and CFO

January 31, 2000                        /s/ Marsha C. Ellis
                                          --------------------------------------
                                          Marsha C. Ellis
                                          Treasurer and Chief Accounting Officer