Form 10-Q
period 1999-11-27
NANTUCKET INDUSTRIES INC
filed 2000-02-07
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended November 27, 1999.
                                        ------------------

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

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                QUARTERLY REPORT
                                ----------------
                       FOR QUARTER ENDED NOVEMBER 27, 1999
                       -----------------------------------


                                    I N D E X
                                    ---------

                                                                          PAGE
                                                                          ----
Part I.- FINANCIAL INFORMATION
         ---------------------
         Consolidated balance sheets                                       3

         Consolidated statements of operations                             4

         Consolidated statements of cash flows                             5

         Notes to consolidated financial statements                      6 - 15

         Management's discussion and analysis of
         financial condition and results of operations                  16 - 18

Part II.- OTHER INFORMATION                                             19 - 21
          -----------------

Signature                                                                  22

                   Nantucket Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                                          November 27,   February 27,
                                                                             1999           1999
                                                                        -----------------------------
                                                                          (unaudited)        (1)
                                ASSETS

CURRENT ASSETS
  Cash                                                                  $      3,476    $    622,268
  Accounts receivable, reserves of $243,000 and
    $273,000, respectively                                                   124,543         961,989
  Inventories (Note 4)                                                                     1,108,860
  Other current assets                                                        90,900          67,347
                                                                        -----------------------------
     Total current assets                                                    218,919       2,760,464

PROPERTY, PLANT AND EQUIPMENT, NET                                           191,563         538,522

OTHER ASSETS, NET                                                             32,354         176,601
                                                                        -----------------------------

                                                                        $    442,836    $  3,475,587
                                                                        =============================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Convertible subordinated debentures (Note 6)                          $    690,331       2,052,986
  Current portion of capital lease obligations                                58,876          56,452
  Accounts payable                                                            95,957         248,538
  Accrued salaries  and employee benefits                                     10,326          80,740
  Accrued unusual charge (Note 7)                                             77,083          95,833
  Accrued expenses and other liabilities                                      93,004         863,271
  Accrued royalties                                                          319,048         319,048
                                                                        -----------------------------
     Total current liabilities                                             1,344,625       3,716,868

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                             34,194          64,250
                                                                        -----------------------------
                                                                           1,378,819       3,781,118

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock,  $.10 par value;  500,000 shares  authorized, of which 5,000 shares have been designated as non-voting
    with liquidating preference of $200 per share and are issued                 500             500
    outstanding
  Common stock, $.10 par value; authorized 20,000,000 shares;
    issued 3,241,848                                                         324,185         324,185
  Additional paid-in capital                                              12,539,503      12,539,503
  Deferred issuance cost                                                     (67,498)        (96,425)
  Accumulated deficit                                                    (13,712,736)    (13,053,357)
                                                                        -----------------------------
                                                                            (916,046)       (285,594)

Less 3,052 shares of common stock held in treasury, at cost                   19,937          19,937
                                                                        -----------------------------
                                                                            (935,983)       (305,531)
                                                                        -----------------------------
                                                                        $    442,836    $  3,475,587
                                                                        =============================

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                Thirty-nine Weeks Ended               Thirteen Weeks Ended
                                                          --------------------------------   ---------------------------------
                                                             November 27,     November 28,      November 27,     November 28,
                                                                1999             1998              1999             1998
                                                          --------------------------------   --------------------------------
Net sales                                                    $5,344,223        $9,602,627       $1,507,028       $2,258,278
Cost of sales                                                 3,719,692         7,456,000        1,181,839        1,578,235
                                                          --------------------------------   -------------------------------

     Gross profit                                             1,624,531         2,146,627          325,189          680,043

Selling, general and administrative expenses                  1,789,128         2,389,326          466,391          419,375
                                                          --------------------------------   -------------------------------

     Operating loss                                            (164,597)         (242,699)        (141,202)         260,668

Other income                                                         --         1,391,313               --               --
Net loss on sale of assets                                     (221,377)          (15,093)        (220,004)             318
Interest expense                                               (273,411)         (405,986)         (83,524)        (106,266)
                                                          --------------------------------   -------------------------------

        Net (loss) income                                     ($659,385)         $727,535        ($444,730)        $154,720
                                                          ================================   ===============================

Net (loss) income per share -
  basic and diluted (Note 3)                                     ($0.20)            $0.22           ($0.14)           $0.05
                                                          ================================   ===============================

Weighted average common shares outstanding                    3,238,796         3,238,796        3,238,796        3,238,796
                                                          ================================   ===============================

The accompanying notes are an integral part of these statements

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             Thirty-nine Weeks Ended
                                                                        -------------------------------
                                                                         November 27,      November 28,
                                                                             1999              1998
                                                                        -------------    -------------
Cash flows from operating activities
  Net (loss) income                                                        ($659,384)        $727,535
  Adjustments to reconcile net (loss) income
    to net cash provided by (used in) operating activities
      Depreciation and amortization                                          137,210          216,940
      Provision for doubtful accounts                                         12,832           57,082
      Loss on sale of fixed assets                                           221,377           15,093
      Provision for obsolete and slow moving inventory                             0           47,498
      Decrease (increase) in assets
        Accounts receivable                                                  824,614        1,381,423
        Inventories                                                        1,108,860        1,114,564
        Other current assets                                                 (23,553)         (41,216)
        (Decrease) increase in liabilities
        Accounts payable                                                    (152,577)        (224,932)
        Accrued expenses and other liabilities                              (840,681)        (309,011)
        Accrued unusual charge                                               (18,750)          16,429
                                                                        -------------    -------------

      Net cash provided by (used in) operating activities                    609,948        3,001,405
                                                                        -------------    -------------

Cash flows from investing activities
  Removals to property, plant and equipment                                   13,766           34,731
  Proceeds from sale of fixed assets                                          37,779           41,090
  Decrease in other assets                                                   110,002           56,433
                                                                        -------------    -------------

      Net cash provided by investing activities                              161,547          132,254
                                                                        -------------    -------------

Cash flows from financing activities
  Repayments under line of credit agreement, net                                  --       (3,050,148)
  Repayments of short-term debt                                           (1,362,655)              --
  Payments of capital lease obligations                                      (27,632)         (38,511)
                                                                        -------------    -------------

      Net cash used in financing activities                               (1,390,287)      (3,088,659)
                                                                        -------------    -------------

        NET (DECREASE) INCREASE IN CASH                                    ($618,792)         $45,000

Cash at beginning of period                                                  622,268            8,850
                                                                        -------------    -------------

Cash at end of period                                                         $3,476          $53,850
                                                                        =============    =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

  Cash paid during the period:

    Interest                                                                $881,670         $151,190
                                                                        =============    =============

    Income taxes                                                                  --               --
                                                                        =============    =============

The accompanying notes are an integral part of these statements

                           NANTUCKET INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        THIRTY-NINE WEEKS ENDED NOEVEMBER 27, 1999 AND NOVEMBER 28, 1998
                                   (unaudited)



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


         NOTE 2-CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated balance sheet as of November 27, 1999 and the consolidated statements of operations for the thirty-nine and thirteen week periods and statements of cash flows for the thirty-nine weeks ended November 27, 1999 and November 28, 1998 were prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company and its subsidiaries at November 27, 1999 and the results of their operations for the thirty-nine and thirteen week periods and cash flows for the thirty-nine weeks ended November 27, 1999 and November 28, 1998 were made on a consistent basis.

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


         NOTE 4-INVENTORIES

         Inventories are summarized as follows:
                                            November 27,         November 28,
                                                1999                  1998

                  Raw Materials                  --                  $77,000
                  Work in Process                --                1,153,000
                  Finished Goods                 --                  698,321
                                                 --                  -------

                                                 $0               $1,928,321
         NOTE 5-INCOME TAXES

         At February 27, 1999 the Company had a net deferred tax asset approximating $7,166,000 which is fully reserved until it can be utilized to offset deferred tax liabilities or realized against taxable income. The Company had a net operating loss carryforward for book and tax purposes of approximately $18,405,000. Accordingly, no provision for income taxes has been reflected in the accompanying financial statements. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under such regulations, exceeds 50%. Through November 27, 1999 the change in ownership was less than 50%.


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


Sales

Net sales for the nine months ended November 27, 1999 decreased 44% from prior year levels to $5,344,000, and in the third quarter of the current fiscal year declined 33% from prior year levels to $1,507,000. The decline in the year-to-date sales was directly related to the discontinuance of the GUESS? product line and the termination of the Arrow license which resulted in reduced sales of the Arrow products to Sears. No sales were recorded during the month of November 1999.

Gross Margin

Gross profit margins for the nine months ended November 27, 1999 increased to 30% from the prior year levels of 22%. Gross margins for the third quarter decreased from 30% to 22%. The year-to-date increase reflected the impact of the Company's strategy to phase-out the GUESS? product line in fiscal year 1999, and the associated closeout of inventory. The lower margins for the third quarter ended November 27, 1999, as compared to prior year levels, were the result of the Arrow products being sold as closeout sales due to the phase-out of that product line. The Company was still recognizing improvements as a result of the increased utilization of the lower cost offshore manufacturing facilities.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended November 27, 1999 declined by $600,000 from prior year levels to $1,789,000. Third quarter expenses remained fairly constant as most of the restructuring strategies were in effect by the third quarter of the prior fiscal year. These improvements were the result of reduced staffing levels, efficiencies, and reductions in overhead associated with the phase-out of the GUESS? division.

Interest Expense

Interest expense for the nine-month period and the third quarter ended November 27, 1999 decreased $133,000 and $290,000 respectively from prior year levels. These decreases reflected reductions in the outstanding revolving credit facility and outstanding subordinated debentures.


Liquidity and Capital Resources

The Company incurred significant losses in recent years which resulted in severe cash flow problems that have negatively impacted the ability of the Company to conduct its business as structured.

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

Working capital levels decreased $170,000 from February 27, 1999 levels which reflected a decrease in receivables and a reduction in inventories offset by a reduction in outstanding subordinated debentures and accrued interest to the subordinated debt holder. The subordinated was reclassified to short term due to the Company's inability to make interest payments to the subordinated debt holder. Subsequent to the period covered by this report the Board of Directors, on October 11, 1999, voted to allow the subordinated debt holder to liquidate the assets covered by its security agreement.

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


                                         NANTUCKET INDUSTRIES, INC.


                                         By:

                                         /s/ John H. Treglia
January 31, 2000                         ------------------------------
                                         John H. Treglia
                                         President, Secretary and CFO

                                         /s/ Marsha C. Ellis
January 31, 2000                         ------------------------------
                                         Marsha C. Ellis
                                         Treasurer and Chief Accounting Officer