Form 10-K405
period 2000-06-27
NANTUCKET INDUSTRIES INC
filed 2000-07-14
CIK 69623

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

      [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended February 27, 2000

      [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                          Commission File Number 1-8509

                           Nantucket Industries, Inc.
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                    58-0962699
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                    Identification No.)

       73 Fifth Avenue, Suite 6A
           New York, New York                             10003
(Address of Principal Executive Offices)                (Zip Code)

                                 (917) 853-0475
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
  Title of Each Class                                      on Which Registered
  -------------------                                     ---------------------

         NONE                                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.10 Par Value

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                          $57,594 (as of June 27, 2000)
                (Aggregate market value of the voting stock held
                        by non-affiliates of the Issuer)

                         3,238,796 (as of June 27, 2000)
 (Number of shares outstanding of each of the Issuer's classes of common stock,

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into Part I

     Annual Report On Form 10-K for the Fiscal Year Ended February 27, 1999

ITEM 1. BUSINESS

Proposed Reorganization

      Nantucket Industries, Inc. (the "Company") is currently insolvent. It has had no business and carried on no business activities since October 1999. On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. (Case Name: Nantucket Industries, Inc., Case Number: 00-B 10867). The Company intends to file a Plan of Reorganization and a Disclosure Statement in July, 2000.

      The goal of the projected reorganization will be for the Company and each of its subsidiaries to be merged with, or to acquire the assets or the capital stock of, existing businesses, or to effect similar business combinations. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Plan of Reorganization and the Disclosure Statement, which Management intends to file with the Bankruptcy Court, will propose that the Company acquire, in a "reverse acquisition", Accutone Inc., a Delaware Corporation ("Accutone") controlled by John H. Treglia, the Company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). Before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors, confirmed by the Bankruptcy Court, and not objected to after the fact by the court appointed Trustee for the Creditors. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmations will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that if such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transactions were effected on an arms length basis. If the Plan of Reorganization is not confirmed by the Bankruptcy Court, or if it is confirmed but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

      The proposed reorganization of the Company and its subsidiaries and the acquisition of or merger with a new business can be expected to require the issuance of a substantial amount of new shares of common stock or other securities. Any such stock issuances will significantly reduce the proportionate ownership and voting power of each other shareholder.

History

      Until the end of October 1999, when the Company discontinued all business activities, it produced and distributed popular priced branded fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. The Company produced and sold its men's underwear products primarily under licensed labels including "Brittania" and "Arrow" and, until March 31, 1998, the Company also produced women's innerwear, under the GUESS? label, for sale to department and specialty stores. Prior to the cessation of all business activities, all of the Company's products were manufactured by offshore production contractors located in Mexico, the Far East and the Caribbean Basin. Packaging and distribution of the Company's product lines was based in its leased facility in Cartersville, Georgia. The Company conducted all of its business activities directly, and indirectly through its four subsidiary corporations, Nantucket Hosiery Mills Inc., a Delaware corporation ("NHMI"), Nantucket Mills Inc., a Delaware corporation, Nantucket Hosiery Mills Corp. a North Carolina corporation
("NHMC"), and Nantucket Management Corp., a New York corporation. In February 2000, in order to position itself most beneficially for the projected Chapter 11 reorganization, the Company reinstated two of its four subsidiaries, NHMI and NHMC. For a discussion in more detail of the Company's former business operations and the factors leading to the termination of the Company's business, reference is made to Item 1 of Part I of the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

Termination of Operations

      The Company experienced significant losses from operations in recent years which resulted in severe cash flow deficits that negatively impacted the ability of the Company to continue its business as formerly structured. During fiscal 2000, the effect of sharply decreasing revenues over the previous four years, continuing losses from operations, interest payment defaults on outstanding debt, the lack of a long-term credit facility, and the concentration of almost all sales among only three customers forced the Company to discontinue all of its business and operations. Prior to the periods covered by this report, in fiscal 1995 and 1996, the Company had funded its operations by refinancing its debt and increasing its capital through (i) the sale of $1 million of non-voting convertible preferred stock to management; (ii) the sale of treasury stock which increased equity by $2.9 million; and (iii) the completion of a $3.5 million private placement (see the discussion, below, under the subcaption, "Continuing Default on Outstanding Debentures"). The Company had also implemented a restructuring strategy aimed at improving operating results, through the reduction of costs, the streamlining of operations, and the closing of the Company's Puerto Rico plant. These efforts failed to bring the Company's operations to a profitable level. Some of the major factors and occurrences which led to the Company's insolvency and the termination of its operations are described below. For a discussion in more detail of each of the matters discussed below, reference is made to the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999 and to Item 7 "Management's
Discussion and Analysis of Financial Condition and Results of Operations", included in this Report.

Discontinuance of GUESS? Product Line

      From December 7, 1992 until the first quarter of the fiscal year ended February 27, 1999, the Company held the exclusive United States rights to produce and sell undergarments bearing the "GUESS?" trademark and variations thereof. The license was subject to termination prior to its expiration if certain minimum sales goals were not met, with the payment of minimum royalties required in the amounts of $560,000, $700,000 and $840,000 for the contract years ended May 31, 1997, 1998 and 1999 respectively. Minimum sales goals were never achieved under this license. During the term of this license, the Company did not have the capital resources necessary to develop and support the GUESS? product line at the levels required in the licensing agreement. Therefore, the Company, with the support of the licensor, GUESS? Inc., initiated a strategy to discontinue the GUESS? product line, which was finally and completely discontinued during the first quarter of fiscal year 1999.

Termination of "Arrow" License

      Pursuant to an agreement, dated October 5, 1992, with Cluett, Peabody & Co., Inc., the Company held the exclusive United States rights (the "Arrow License") to produce and sell mens' and boys' fashion underwear, T-shirts, V-neck shirts, tank tops, briefs and boxer shorts bearing the "ARROW" trademark during the period commencing January 1, 1993 and expiring, as extended, December 31, 1999. The terms of the Arrow License required that the Company pay a minimum royalty of $162,500 for each annual period through December 31, 1996, increasing to $250,000 for each annual period from January 1, 1997 through December 31, 1999. The Company began shipping product under this trademark during the first quarter of fiscal 1994. Net sales under this license were $4.4 million in fiscal 1999, $4.8 million in fiscal 1998 and $5.7 million in fiscal 1997. Because the Company was unable to meet the minimum sales volume requirements called for under the Arrow License, as of March 12, 1999, the Company reached an agreement with the licensor to terminate the Arrow License.

Failure to Meet Minimum Sales Requirements Under "Botany 500" License

      On December 21, 1992, the Company obtained from the McGregor Corporation the exclusive United States rights (the "Botany 500 License") to produce and sell mens' and boys' fashion knit underwear briefs bearing the "BOTANY 500" trademark during the period commencing on January 1, 1993 and expiring, pursuant to an extension, December 31, 2001. Under the terms of the license agreement, the McGregor Corporation had the right to terminate the Botany 500 License prior to its expiration if certain minimum sales goals were not met. Minimum sales levels required under the Botany 500 License for calendar 1996 were $750,000 and $1 million for each calendar year thereafter. The Company was never able to meet the minimum sales requirements under the Botany 500 License with net sales under the license for fiscal 1997 (which included most of calendar 1996) being $652,000 and $225,000 for fiscal 1998 (which included most of calendar 1997). After fiscal 1998, the Company ceased all operations under the Botany 500 License.

Termination of Levi Strauss/Brittania Operations

      Commencing in September 1988, the Company held a license (the "Brittania License") from Brittania Sportswear Ltd. ("Brittania"). Levi Strauss & Co. ("Levi Strauss") was the parent company of Brittania. Under the Brittania License, the Company had the right to manufacture and market men's underwear and other products under the trademark "Brittania from Levi Strauss & Co". Sales under the Brittania License aggregated $14.9 million in fiscal 1997 and $4.5 million in fiscal 1998, accounting for 49% of the Company's fiscal 1997 sales, and 21% of the Company's fiscal 1998 sales. During the fiscal year ended February 27, 1999, the Company made no sales under the Brittania License. As of January 1, 1997, the Brittania License had been renewed for a five-year term, including automatic renewals of two years if certain minimum sales levels were achieved. However, on January 22, 1997, Levi's announced its intention to sell Brittania. As a result of the action taken by Levi Strauss, K-Mart, the largest retailer of the Brittania brand, and the Company's largest customer (accounting for sales of Brittania product of approximately $11 million in fiscal year 1997, and $3 million in fiscal year
1998), advised the Company that it would no longer continue its commitment to carry the Brittania trademark. In response, the Company filed a multi-million lawsuit against Levi Strauss and Brittania in March 1997, alleging that Brittania had breached various obligations under its license agreement with the Company, including without limitation it's covenant of good faith and fair dealing. This litigation was settled in June 1998, with the Company realizing approximately $725,000 from such settlement.

Loss of Revolving Credit Line

      The Company had a fifteen million dollar revolving credit facility with Congress Financial Corp. ("Congress"). This facility provided for: (i) loans based upon eligible accounts receivable and inventory; (ii) a $3,000,000 letter of credit facility; and (iii) purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bore interest at 2-3/4% above prime. The Company's agreement with Congress required, among other things, that the Company maintain minimum working capital and net worth levels. Borrowings under the agreement were collateralized by a lien on substantially all of the assets of the Company. As at February 27, 1999 the Company was not in compliance with the net worth and working capital covenants and the facility could no longer be utilized. It was subsequently terminated on October 15, 1999. Because of its poor financial status and outlook, the Company was not able to replace the Congress credit facility.

Continuing Default on Outstanding Debentures

      On August 15, 1996, the Company completed a $3.5 million private placement with NAN Investors, L.P., an investment partnership ("NAN Investors"). Terms of this transaction included the issuance of 250,000 shares of the Company's common stock and two convertible subordinated debentures in the aggregate principal amount of $2,760,000 (the "NAN Debenture") The NAN Debentures bore interest at an annual rate of 12.5%, payable semi-annually, with the principal amount due and payable on August 15, 2001. Although the NAN Debentures were convertible into the Company's common stock, NAN Investors eventually waived all conversion rights.

      Beginning in August 1997, the Company was in default on interest payments due under the NAN Debentures. The NAN Debentures were secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, Georgia. This property was sold on October 1, 1997. To release NAN's security interest in the property and to extend the cure period with respect to a $172,500 interest payment default on the NAN Debentures, the Company prepaid $707,000 of the principal amount of the Nan Debentures plus a $176,000 prepayment penalty.(1) In connection therewith, in September 1997, the Company entered into an agreement with NAN Investors (the "First NAN Forbearance Agreement") providing for the extension of the cure period for the default on the interest payments. The First NAN Forbearance Agreement was extended month by month until May 1998, at which time, the Company entered into another forbearance agreement with NAN Investors (the "Second NAN Forbearance Agreement") to extend, until December 1998, the cure period for interest payments then in default (totalling $322,551) as well as the interest payments, which were to fall due in August and December 1998. In consideration for such extension, the Company agreed to secure the NAN Debentures by a first priority lien on all the assets of the Company, both tangible and intangible, to the extent not otherwise prohibited under the Congress revolving credit facility and to issue to NAN Investors five-year warrants convertible to a total of 16,500,000 shares of the Company's stock at an exercise price of $.10 per share. Thereafter, the Company remained in default on all interest payments as they fell due. There was no forbearance agreement in effect for interest payments which fell due subsequent to December 1998 and, as at February 1999, interest payments in default under the NAN Debentures totalled $2,052,986. As a consequence of such default, in accordance with their rights under the terms of the NAN Security Agreement, Nan Investors took possession of all assets of the Company, which consisted principally of inventory having a value of $430,000 and outstanding accounts receivable in an amount of approximately $500,000. On October 12, 1999, the inventory was sold by NAN Investors to American Basics Company LLC. a third party which was unaffiliated with the Company or any affiliate of the Company or of NAN Investors. The proceeds of the inventory sale and the accounts receivable have been applied by NAN Investors towards the Company's outstanding debt. As at May 31, 2000, the remaining debt to Nan was approximately $820,000.


Termination of All Operations

      In the years preceding the termination of operations, the Company had experienced difficulty in filling all of its orders, caused in large part by recurring cash shortages, the expiration of its financing arrangements with Congress (and before that with Chemical Bank), and the failure to

----------
      (1) Total proceeds from the sale of the Cartersville facility were $2,850,000. In addition to the $883,000 paid to NAN Investors by way of a $707,000 prepayment of principal and a $176,000 prepayment penalty, the Company used $525,000 to pay other financing secured by this property. The remaining proceeds were utilized to reduce the Company's revolving credit line with Congress.

obtain the investment necessary to support and develop the GUESS? product line. The Company had previously addressed its liquidity issues by the infusion of debt and equity financing, including (i) a refinancing in March 1994; (ii) additional equity of $3.9 million raised in fiscal 1995; (iii) a $3.5 million private placement completed in August 1996; and (iv) by the reduction in costs associated with the consolidation and restructuring of the operations in fiscal 1998 and 1999, and the attempt to more effectively manage working capital. All of these efforts, however, failed to keep the Company solvent and with the loss of the Brittania License, continuing losses from operations, interest payment defaults, and the lack of any credit facilities, the Company was forced to discontinue all business operations by the end of October 1999.

Products and Sales

      Since the termination of all business operations in October of 1999, the Company has not produced any products or made any sales of any kind. Prior to that time, the Company manufactured and sold men's fashion underwear to mass merchandisers and, in the case of the GUESS? division, ladies' undergarments to better department and specialty stores, primarily through direct contact by salaried and commissioned Company sales personnel. For a discussion in detail of the Company's former products, sales, and operations, reference is made to Item 1 of Part I of the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999. With respect to results of operations for the fiscal year ended February 27, 2000 prior to the cessation of operations, reference is made to Item 7 of this Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

Customers

      Until the Company ceased operations in October 1999, two of its customers, Target Stores Inc. and Sears each accounted for more than 10% of consolidated net sales during the fiscal years ended February 27, 2000 and 1999. These two customers, as well as K-Mart, each accounted for more than 10% of the Company's consolidated net sales during fiscal 1998.

Delivery Requirements

      Until the Company ceased operations in October 1999, all purchase orders were taken for current delivery and the Company had no long-term sales contracts with any customer, or any contract entitling the Company to be the exclusive supplier of merchandise to a retailer or distributor.

Backlog

      After the termination of the Guess? license, the Company did not, in the normal course of its business, carry any significant backlog. Orders for the Company's two major customers were received the same week as the expected ship date. When the Company ceased doing business in October 1999, it had no backlog of orders. At the end of the most recent prior fiscal year (year ended February 27, 1999), its backlog was an immaterial amount, as compared to $1 million at the end of February 1998.

Competition

      Until the Company ceased operations, all of its markets were highly competitive. For a more detailed description of the competitive environment in which the Company operated and the bases on which it endeavored to compete in such environment, reference is made to the subtopic "Competition" in Item 1 of
Part I of the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

Patents

      The Company has developed and patented packaging suitable for its former products. With the termination of the Company's operations in October 1999, the Company was no longer in a position to use its patented packaging in its own business. Present management has explored the possibility of selling or licensing the right to exploit the Company's packaging patents, but to date has met with only negative responses because of the wide availability of similar types of packaging products.


Environmental Matters

      Until it ceased operations in October 1999, the Company's packaging and distribution facility was located in Cartersville, GA. The Company believes that such facility materially conformed to all governmental regulations pertaining to environmental quality as then promulgated.


Employees

      Since the termination of its operations in October of 1999, the Company has had no employees other than its president, John H. Treglia and Marsha Ellis its Treasurer and Chief Associate Officer. Both such officers devote such time to the affairs of the Company as is required for the perforance of their duties. None of the Company's former employees were covered by collective bargaining agreements. The Company never experienced a work stoppage due to labor difficulties and its former management believed that the relationship of the Company with its employees were satisfactory. (See Item 13 of this Report, Certain Relationships and Related Transactions.)

ITEM 2. PROPERTIES

      Since the termination of its business operations, the Company's principal headquarters have been located at the offices of an unaffiliated company, located at 73 Fifth Avenue, Suite 6A, New York, NY 10003. The Company utilizes desk space and certain office personnel services on these premises, on a month to month basis for a nominal fee.

      Until  October 1999 the  Company's  executive  offices were located at 510
Broadhollow Road, Melville, New York. The Company occupied 2,000 square feet under a lease which was scheduled to expire July 31, 2002. This lease provided for aggregate rentals which increased 4% annually from $46,000 to $52,000 plus increases for certain taxes and energy costs. The Company terminated this lease agreement effective September 30, 1999 without incurring any penalties. No monies are owed in respect of this lease.

      Until October 31, 1999, the Company occupied a 71,000 square foot manufacturing and distribution facility in Cartersville, Georgia under a five year lease. This facility was located at 435 Industrial Park Road, Cartersville, Georgia. The initial annual rental was $188,148, subject to increases based on an established formula over the five year lease term which was scheduled to expire on December 31, 2002. The Company was notified on December 17, 1999 that the premises were considered abandoned and that in accordance with sections 20 and 21 of the lease the lease was terminated effective that date. To date, no claims have been filed against the Company in respect of this property. The leased Cartersville facility was used for the packaging and distribution of the Company's products.

ITEM 3. LEGAL PROCEEDINGS

      Management is unaware of any pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject. No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company, except that George Gold, a director of the Company, is a creditor included in the Chapter 11 proceedings initiated by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the year ended February 27, 2000 the Company did not submit any matters to a vote of its shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock, $. 10 par value, was traded on the American Stock Exchange under the symbol "NAN" until April 17, 1998. Because the Company had fallen below American Stock Exchange guidelines for continued listing, effective April 17, 1998 the Company's Stock was delisted. It is currently traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The stock was quoted on the OTC Bulletin Board under the symbol NANK until March 3, 2000, when the Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. After that date, the Company's OTC Bulletin Board Symbol was changed to, NANKQ, which is its current symbol. The following table sets forth representative high and low bid prices by calendar quarters during the last two fiscal years and the subsequent interim period through May 31, 2000, as traded on the American Stock Exchange until April 17, 1998 and as reported in the OTC Bulletin Board since May 21, 1998. The level of trading in the Company's common stock has been sporadic and limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, markdown, or other fees or commissions, and may not necessarily represent actual transactions.

                                                               Bid Prices
            Period                                            Common Stock
            ------                                            ------------

      Fiscal Year Ended February 27, 1999                   Low         High
                                                            ---         ----

               May 31, 1998                                $0.19       $0.45
               August 31, 1998                              0.13        0.44
               November 30, 1998                            0.23        0.58
               February 27, 1999                            0.18        0.44

      Fiscal Year Ended February 27, 2000                   Low         High
                                                            ---         ----

               May 31, 1999                                $0.03         .08
               August 31, 1999                              0.02        .625
               November 30, 1999                            0.02        .625
               February 27, 2000                            0.01        0.11

      Fiscal Year Ending February 28, 2001

               May 31, 2000                              $0.0625       $0.10

      As of May 19, 2000, the Company's Common Stock was held by approximately 262 holders of record and approximately 1,100 beneficial owners.

      The Company has never paid any cash dividends on its Common Stock, and has no present intention of so doing in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the five fiscal years ended February 27, 2000.

      The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.


                                              For Fiscal Year Ended
                                              ---------------------
                                     (In thousands, except per share amounts)

                                  Feb 27         Feb 27          Feb 28           Mar 1          Mar 2
                                   2000           1999            1998             1997           1996
Summary Statements
------------------
of Operations
-------------

Net sales                         $5,344         $11,518         $21,683          $35,394       $35,060

Gross Profit                       1,625           2,410           3,102            5,999         8,328

Net (loss) gain
  sale of asset                     (539)            (15)            712               --            --

Net gain sale of asset                --             712              --               --            --

Unusual Credit
(Charge)                              --              --              --               --           300

Net Income (loss)                  1,409             937          (4,665)          (2,747)         (239)


Net earnings (loss) per
share                               $(.40)          $.26          $(1.47)          $(.91)        $(.08)
 - basic and diluted

Average shares
outstanding                         3,239          3,239           3,239           3,125         2,985

Summary Balance
---------------
Sheet Data
----------

Total assets                          $22         $3,476          $7,208         $18,063       $18,855

Working capital                    (1,680)          (956)         (2,120)         10,906        10,825

Long-term debt
 (exclusive of current
 maturities)                            0             64             299           8,837         9,108

Convertible
 subordinated debt                    827          2,053           2,053           2,760            --

Stockholders' equity               (1,680)          (306)         (1,262)          3,159         5,257

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Termination of Operations

      The Company terminated all business operations in October 1999. It experienced significant losses from operations in recent years which resulted in severe cash flow deficiencies that negatively impacted the ability of the Company to continue its business. During fiscal 2000, the combined effects of various negative developments, including but not limited to: (i) sharply decreasing revenues over the previous four years; (ii) continuing losses from operations; (iii) interest payment defaults on outstanding debt, (iv) the lack of a long-term credit facility; and (v) the concentration of all sales among only three customers forced the Company to discontinue all of its business and operations.

      Prior to the periods covered by the financial statements included in this report, in fiscal 1995 and 1996, the Company had funded its operating losses by refinancing its debt and increasing its capital through: (i) the sale of $1 million of non-voting convertible preferred stock to management; (ii) the sale of treasury stock which increased equity by $2.9 million; (iii) the completion of a $3.5 million private placement. During the several years prior to the termination of its operations, the Company had implemented a restructuring strategy aimed at improving operating results, through the reduction of costs, the streamlining of operations, and the closing of the Company's Puerto Rico plant. These efforts failed to bring the Company's operations to a profitable level. Some of the major factors and occurrences which led to the Company's insolvency and the termination of its operations are described below. For a discussion in more detail of each of the matters discussed below, reference is made to the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

      The factors noted above resulted in the termination of all of the Company's business activities in October 1999 and the filing, on March 3, 2000, of a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Chief among the factors leading to the present insolvency of the Company were: (i) the loss of the Company's largest customer because of Levi-Strauss's decision, late in fiscal 1997, to sell its "Brittania" line of men's underwear and other products which the Company was licensed to manufacture and sell; (ii) the failure to meet sales goals required under various other licenses held by the Company and the resultant loss of such licenses; and (iii) the Company's incurrence of substantial amounts of debt in order to fund losses from operations and the inability of the Company to repay such debt, including the following:

      1. Termination of Levi Strauss/Brittania Operations. Commencing in September 1988, the Company held a license (the "Brittania License") from Brittania Sportswear Ltd. ("Brittania"). Levi Strauss & Co. ("Levi Strauss") was the parent company of Brittania. Under the Brittania License, the Company had the right to manufacture and market men's underwear and other products under the trademark "Brittania from Levi Strauss & Co". Sales under the Brittania License aggregated $14.9 million in fiscal 1997 and $4.5 million in fiscal 1998, accounting for 49% of the Company's fiscal 1997 sales, and 21% of the Company's fiscal 1998 sales. During the fiscal year ended February 27, 1999, the Company made no sales under the Brittania License. As of January 1, 1997, the Brittania License had been renewed for a five-year term, including automatic renewals of two years if certain minimum sales levels were achieved. However, on January 22, 1997, Levi's announced its intention to sell Brittania. As a result of the action taken by Levi Strauss, K-Mart, the largest retailer of the Brittania brand, and the Company's largest customer (accounting for sales of Brittania product of approximately $11 million in fiscal year 1997, and $3 million in fiscal year 1998), advised the Company that it would no longer continue its commitment to carry the Brittania trademark. In response, the Company filed a multi-million dollar lawsuit against Levi Strauss and Brittania in March 1997, alleging that Brittania had breached various obligations under its license agreement with the Company, including without limitation it's covenant of good faith and fair dealing. This litigation was settled in June 1998, with the Company realizing approximately $725,000 in gross value out of such settlement.

      2. Discontinuance of GUESS? Product Line. From December 7, 1992 until the first quarter of the fiscal year ended February 27, 1999, the Company held the exclusive United States rights to produce and sell undergarments bearing the "GUESS?" trademark and variations thereof. The license was subject to termination prior to its expiration if certain minimum sales goals were not met, with the payment of minimum royalties required in the amounts of $560,000, $700,000 and $840,000 for the contract years ended May 31, 1997, 1998 and 1999 respectively. Minimum sales goals were never achieved under this license. Due to the lack of capital resources necessary to develop and support the GUESS? product line at the levels required in the licensing agreement, The Company, with the support of the licensor, initiated a strategy to terminate the GUESS? license, and the Company discontinued its GUESS? division during the first quarter of fiscal year 1999.

      3. Termination of "Arrow" License. Pursuant to an agreement, dated October 5, 1992, with Cluett, Peabody & Co., Inc., the Company held the exclusive United States rights (the "Arrow License") to produce and sell men's and boys' fashion underwear, T-shirts, V- neck shirts, tank tops, briefs and boxer shorts bearing the "ARROW" trademark during the period commencing January 1, 1993 and expiring, pursuant to an extension, December 31, 1999. The terms of the Arrow License required that the Company pay a minimum royalty of $162,500 for each annual period through December 31, 1996, increasing to $250,000 for each annual period from January 1, 1997 through December 31, 1999. Because the Company was unable to meet the minimum sales requirements under the Arrow License, as of March 12, 1999, the Company reached an agreement with the licensor to terminate the Arrow License.

      4. Failure to Meet Minimum Sales Requirements Under "Botany 500" License. On December 21, 1992, the Company obtained from the McGregor Corporation, the exclusive United States rights (the "Botany 500 License") to produce and sell men's and boys' fashion knit underwear briefs bearing the "BOTANY 500" trademark during the period commencing on January 1, 1993 and expiring, pursuant to an extension, December 31, 2001. Under the terms of the license agreement, the McGregor Corporation had the right to terminate the Botany 500 License prior to its expiration if certain minimum sales goals were not met. Minimum sales levels required under the Botany 500 License for calendar 1996 were $750,000 and $1 million for each calendar year thereafter. The Company was never able to meet the minimum sales requirements under the Botany 500 License with net sales under the license for fiscal 1997 (which included most of calendar 1996) being $652,000 and $225,000 for fiscal 1998 (which included most of calandar 1997). After fiscal 1998, the Company ceased all operations under the Botany 500 License.

      5. Loss of Revolving Credit Line. Until October 15, 1999, the Company had a fifteen million dollar revolving credit facility with Congress Financial Corp. ("Congress"). This facility provided for: (i) loans based upon eligible accounts receivable and inventory; (ii) a $3,000,000 letter of credit facility; and (iii) purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bore interest at 2-3/4% above prime. The Company's agreement with Congress required, among other things, that the Company maintain of minimum working capital and net worth levels. Borrowings under the agreement were collateralized by a lien on substantially all of the assets of the Company. As at February 27, 1999 the Company was not in compliance with the net worth and working capital covenants. This credit facility utilized was terminated by Congress on October 15, 1999 and, because of its poor financial status and outlook, the Company was not able to replace it.

      6. Continuing Default on Outstanding Debentures. On August 15, 1996, the Company completed a $3.5 million private placement with NAN Investors, L.P., an investment partnership ("NAN Investors"). Terms of this transaction included the issuance of 250,000 shares of the Company's common stock and two convertible subordinated debentures in the aggregate principal amount of $2,760,000 (the "NAN Debenture") The NAN Debentures bore interest at an annual rate of 12.5%, payable semi-annually, with the principal amount due and payable on August 15, 2001. Although the NAN Debentures were convertible into the Company's common stock, current management has been advised by members of the former management that NAN Investors has waived all conversion rights.

      Beginning in August 1997, the Company was in default on interest payments due under the NAN Debentures. The NAN Debentures were secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, Georgia. This property was sold on October 1, 1997. To release NAN's security interest in the property and to extend the cure period with respect to a $172,500 interest payment default on the Debentures, the Company prepaid $707,000 of the principal amount of the Nan Debentures plus a $176,000 prepayment penalty.(2) In connection therewith, in September 1997, the Company entered into anagreement with NAN Investors (the "First NAN Forebearance Agreement") providing for the extension of cure period for the default on the interest payments. The First NAN Forbearance Agreement was extended month by month until May 1998, at which time, the Company entered into another forebearance agreement with NAN Investors (the "Second NAN Forebearance Agreement") to extend, until December 1998, the cure period for interest payments then in default (totalling $322,551) as well as the interest payment, which was to fall due in August 1998. In consideration for such extension, the Company and NAN Investors entered into a security agreement (The "NAN Security Agreement), pursuant to which the Company agreed to secure the NAN Debentures by a first priority lien on all the assets of the Company, both tangible and intangible, to the extent not otherwise prohibited under the Congress revolving credit facility and to issue to NAN Investors five-year warrants convertible to a total of 16,500,000 shares of the Company's stock at an exercise price of $.10 per share. Thereafter, the Company remained in default on all interest payments due after August 1997. There was no forbearance agreement in effect with respect to interest payments which fell due subsequent to December 1998 and therefore, at that point, the Company was in default with respect to the full principal

----------
      (2) Total proceeds from the sale of the Cartersville facility were $2,850,000. In addition to the $883,000 paid to NAN Investors by way of a $707,000 prepayment of principal and a $176,000 prepayment penalty, the Company used $525,000 to pay other financing secured by this property. The remaining proceeds were utilized to reduce the Company's revolving credit financing with Congress.

amount of the NAN Debentures and all unpaid interest accrued thereon, which at that time totalled $2,052,986. Pursuant to their rights under the NAN Security Agreement, NAN Investors took possession of all of the Company's assets, subject to the release of the senior creditor (Congress). These assets consisted entirely of inventory and receivables. NAN Investors ultimately realized a total of $1,222,654 from the sale or collection of such assets, reducing the Company,'s indebtedness to approximately $826,845 as at the end of fiscal 2000. Further, in recognition of NAN Investors rights, under the NAN Security Agreement, to any and all remaining assets of the Company, on February 17, 2000, the Company surrendered to NAN Investors, all of its right, title, and interest in certain unasserted claims it believes it had against Target Stores, Inc. and SGS U.S. Testing Co., Inc. (the "Claims") on the condition that the net amount collected in respect of the Claims be set off against the amount of the Company's indebtedness to NAN Investors. Management believed that the value of the Claims would thus be maximized because the Company lacked the financial resources to assert the Claims and NAN Investors already had an existing right to any amounts that the Company might collect in respect of the Claims. Management believed that the Claims consisted of: (i) a claim against Target Stores, Inc. for unauthorized off-sets and credits taken in a presently undetermined amount; (ii) a claim against SGS U.S. Testing Co., Inc. in the approximate amount of $35,000. To the best of present managment's knowledge, NAN Investors is currently pursuing all legal remedies available with respect to these claims.

      In the years preceding the termination of operations, the Company had experienced difficulty in filling all of its orders, caused in large part by recurring cash shortages, the expiration of its working capital financing arrangements, and the failure to obtain the investment necessary to support and develop the GUESS? product line. From at least fiscal 1996 onwards, the Company had attempted to address its liquidity issues by the infusion of debt and equity financing, including (i) a refinancing in March 1994; (ii) additional equity of $3.9 million raised in fiscal 1995; (iii) an August 1996 $3.5 million private placement, which left the Company with $2,760,000 in debt under the NAN Debentures, bearing interest at an annual rate of 12.5%; and (iv) by the reduction in costs associated with the consolidation and restructuring of the operations in fiscal 1998 and 1999, and the attempt to more effective management of working capital. All of these efforts, however, failed to keep the Company solvent and with the loss of the Brittania License, continuing losses from operations, interest payment defaults, and the lack of any credit facilities, the Company was forced to discontinue all business operations by the end of October 1999. For a discussion in more detail of the restructuring strategy which the Company implemented in attempts to improve operating results and enhance its financial resources, reference is made to Item 7 of Part II of the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

      Operating results for fiscal 1998 reflected $1.8 million in restructuring charges including $1.2 million associated with the phase out of the GUESS? division ($660,000 inventory write-offs, $540,000 in deferred costs and other charges), with the balance associated with write-downs, and reserves of asset values, and other non-cash items. The operating results for fiscal 1999 included $1,930,000 in other income all of which was the result of litigation settlements as discussed earlier. The operating results for fiscal 2000 do not include any unusual credits or charges.

Results of Operations

Sales

      Total net sales for the fiscal year ended February 27, 2000 were $5,344,223, all of which sales occured prior to the termination of operations in October of 1999. These sales represented a decrease of approximately 53.6% from fiscal 1999 when total net sales were approximately $11.5 million. In turn, fiscal 1999 net sales had represented a decrease of 47% from fiscal 1998, when net sales totaled $21.7 million. Net sales for 1998 also represented a decrease from net sales for 1997 which had totaled $30.4 million.

      No sales were generated under the discontinued Brittania license in fiscal 2000 or fiscal 1999 as compared to $4.5 million in fiscal 1998. Sales under the Brittania license in fiscal 1998, in turn, had represented a decrease of $10.4 million from Brittania sales in fiscal 1997.

      Operations under the GUESS? Licence were completely phased out by the first quarter of fiscal 1999. There were, therefore, no sales attributable to this line in fiscal 2000, as compared to $2.4 million in fiscal 1999 and $7 million in fiscal 1998.

      Former management of the Company has attributed the steady decline in total net sales, since fiscal 1998, primarily to the phase out of the Brittania product associated with the actions announced by Levi to dispose of the Brittania brand, and the loss of certain styles to competitors within the Company's business environment as well as a lack of sufficient working capital.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses in fiscal 2000 of $2,161,376 were approximately 41% of sales. All of such expenses were incurred prior to the termination of operations in October 1999. In fiscal 1999 and 1998, these expenses were $2.9 million and $2 million respectively, and as a percentage of sales, 25% for fiscal year 1999, and 33% for fiscal year 1998. General and administrative expenses for fiscal year 1998 included $691,000 in non-recurring charges incurred as part of the Company's restructuring efforts. While these efforts were somewhat successful in reducing expenses as a percentage of sales, the loss of the Brittania product line ultimately resulted in the Company's becoming insolvent.

Interest Expense

      Interest expense decreased by $172,715 in fiscal 2000, reflecting the payment of interest for only eight months of the fiscal year as well as the reduction of debt caused by the application to the outstanding debt of proceeds from the sale and liquidation by the creditor, NAN Investors, of certain of the Company's assets. In fiscal 1999, interest expense decreased by approximately $805,000, reflecting reductions in the outstanding revolving credit facility and the subordinated debt. Prior to that, in fiscal 1998, interest expenses had increased by approximately $112,000, reflecting $175,000 booked as the expense resulting from the issuance of 16,500,000 warrants.

Liquidity and Capital Resources

      The Company incurred significant operating losses in recent years which resulted in severe cash flow problems which negatively impacted the ability of the Company to conduct its business as structured and ultimately caused it to be insolvent. The pertinent history in recent years of the Company's liquidity and capital resources is as follows:

      Prior to the periods covered by the financial statements included in this Report, in March, 1994, the Company's principal arrangements consisted of (i) a three year $15,000,000 revolving credit facility with Congress Financial; (ii) a $2,000,000 Term Loan Agreement with Chemical Bank; and (iii) an additional $1,500,000 Term Loan with Congress. The financing arrangements with Congress were covered by a loan and security agreement, dated March 24, 1994 (the "Congress Loan and Security Agreement"). On May 31, 1996, the Company amended the Congress Loan and Security Agreement to provide for: (i) $251,000 in additional equipment term loan financing, (ii) extension of the repayment period for all outstanding term loans, (iii) supplemental revolving loan availability from March 1st through June 30th of each year and (iv) extension of the renewal date to March 20, 1998. In March, May, August and December of 1998, Congress extended its Loan and Security Agreement with the Company. The agreement was to expire on December 31, 1998, but was extended to August 31, 1999 and from each month thereon, on a month to month basis, until October 15, 1999 when it was mutually terminated by Congress and the Company. With the loss of the Congress financing, the Company was left with no credit facility, and became insolvent.

      During the several years preceding its ultimate insolvency, the Company had raised money through the sale of equity securities with: (i) a $1,000,000 investment by a group of investors headed by George Samberg, who was at that time, the president and CEO of the Company; (ii) a $2.9 million sale of 490,000 shares of common treasury stock to GUESS?, and certain of its affiliates; and
(iii) a sale of 250,000 shares of the Company's common stock to NAN Investors in fiscal 1997. The sale of common stock to NAN Investors was tied to the sale of debt securities consisting of two convertible subordinated debentures in the aggregate face amount of $2,760,000 bearing interest at an annual rate of 12,5%. Therefore, while the Company realized gross proceeds of $3.5 million from its sales to NAN Investors, $2,760,000 of this amount actually represented new debt because it constituted the aggregate principal amount of two NAN

Debentures. The NAN Debentures were secured by a second mortgage on the Company's manufacturing and distribution facility in Cartersville, Georgia (the "Cartersville Facility"). The Company utilized the $3.5 in proceeds from its sales to NAN Investors to prepay existing debt. Therefore, while these transactions had a positive effect on the Company's liquidity and capital resources, the Company was ultimately left with substantial debt which, after the loss of the Brittania line, the Company was unable to repay or even to service.

      During fiscal 1998, on October 1, 1997, the Company completed the consolidation of its facilities and sold the Cartersville facility for cash aggregating to $2,850,000. The Company reflected a gain on the sale of $793,000. The proceeds were used to: (i) repay $525,000 financing secured by this property; (ii) to prepay $707,000 of the NAN Debentures; and (iii) to pay a $176,000 prepayment penalty incurred from the prepayment of NAN Debentures. The remaining net proceeds were utilized to reduce the Congress revolving credit financing.

      During fiscal 2000, working capital levels decreased to $ (1,685,573) from $(956,404) at February 27, 1999 levels reflecting the surrender of the Company's assets NAN Investors pursuant to its rights under the NAN Security Agreement. Working capital at February 27, 1999, reflected reductions in receivable and inventories utilized to reduce debt levels. The respective $1,108,860 and $1,981,523 million reductions in inventory levels, as at the ends of fiscal 2000 and fiscal 1999, reflected the Company's reduction in sales volume, and its continuing efforts to manage its supply chain towards delivering inventory closer to forecasted demand. During fiscal 1999, the subordinated debt was reclassified as short term due to the Company's inability to make interest payments on the NAn Debentrues. During fiscal 2000, on October 11, 1999, the Board of Directors voted to allow NAN Investors to liquidate the assets covered by its security agreement.


Outlook

      Nantucket Industries, Inc. (the "Company") is currently insolvent. It has had no business and carried on no business activities since October 1999. On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. (Case Name: Nantucket Industries, Inc., Case Number: 00-B 10867). The Company intends to file a Chapter 11 Plan of Reorganization and a Disclosure Statement in July 2000. If the Plan of Reorganization is not confirmed by the Bankruptcy Court, or if it is confirmed but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

      The goal of the projected Chapter 11 reorganization will be for the Company and each of its subsidiaries to effect a merger, acquire the assets or the capital stock of existing businesses, or to effect another similar business combination. No assurances can be given that the Company will be successful in doing so. Management will have sole discretion to determine which businesses, if any, may be formed or acquired, as well as the terms of any acquisition.

The Plan of Reorganization and the Disclosure Statement, which Management intends to file with the Bankruptcy Court, will propose that the Company acquire Accutone, in a "reverse acquisition". Before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors, confirmed by the Bankruptcy Court, and not objected to after the fact by the court appointed Trustee for the Creditors. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmations will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. Any transaction between the Company and any of its affiliates could present management with a conflict of interest. Therefore, it is the intention of management that, if such transaction should occur, the terms thereof will be no less beneficial to the Company than they would be if such transactions had been effected on an arms length basis.

      The proposed reorganization of the Company and its subsidiaries and the acquisition of or merger with new businesses can be expected to require the issuance of substantial amounts of new shares of the Company's common stock or other securities. Any such stock issuances will significantly reduce the proportionate ownership and voting power of each other shareholder.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company, required to be included in this Report are set forth below.

                           NANTUCKET INDUSTRIES, INC.
                           --------------------------

                         (A Developental Stage Company)
                         ------------------------------

                                      INDEX
                                      -----

                                                                           PAGE

Report of Independent Certified Public Accounts -
Pilotti, Cunzio & Associates LLP                                            23

Consolidated Balance Sheets-                                                24
February 27, 2000 and February 27, 1999

Consolidated Statements of Operations - Years Ended                         25
February 27, 2000, February 27, 1999, and February 28, 1998

Consolidated  Statements  of  Stockholders'  Equity - Years Ended           26
February 27, 2000, February 27, 1999, and February 28, 1998

Consolidated Statements of Cash Flows - Years Ended                         27
February 27, 2000, February 27, 1999, and February 28, 1998

Notes to Consolidated Financial Statements                                  28

Report of Independent Certified Public Accounts - Grant Thornton LLP        41

Consolidated Balance Sheets -                                               42
February 27, 1999 and February 28, 1998

Consolidated  Statements  of  Operations -                                  44
Years Ended February 27, 1999, February 28, 1998, and March 1, 1997

Consolidated  Statements of Stockholders' Equity -                          45
Years Ended February 27, 1999, February 28, 1998, and March 1, 1997

Consolidated  Statements  of Cash Flows - Years Ended                       47
February  27,  1999, February 28, 1998, and March 1, 1997

Notes to Consolidated Financial Statements                                  49
(a)(2)    Financial Statement Schedule

                [Letterhead of Pilotti, Cunzio & Associates LLP]

Independent Auditors' Report

To the Board of Directors
Nantucket Industries, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of Nantucket Industries, Inc. and Subsidiaries as of February 27, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for February 27, 1999 and February 28, 1998 were audited by other auditors, therefore we do not render an opinion on these financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Industries, Inc. and Subsidiaries as of February 27, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As represented in the accompanying financial statements, the Company has a net capital deficiency, operating losses, and defaulted on interest payments. These factors, among others discussed in Note 1 to the accompanying financial statements, raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pilotti, Cunzio & Associates LLP

May 23, 2000

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  February 28,
February 27,                                                                           2000             1999              1998
------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                     $     1,452      $   622,268      $     8,850
   Accounts receivable (Notes 2 and 8)                                                    --          961,989        2,879,735
   Inventories (Notes 6 and 8)                                                            --        1,108,860        3,090,383
   Other current assets                                                               20,331           67,347           71,895
------------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                    21,783        2,760,464        6,050,863
------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net (Notes 7 and 8)                                        --          538,522          958,075
Other assets, net                                                                         --          176,601          198,786
------------------------------------------------------------------------------------------------------------------------------
                                                                                 $    21,783      $ 3,475,587      $ 7,207,724
------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit
   Current portion of long-term debt (Note 8)                                    $        --      $        --      $ 3,161,286
   Current portion of capital lease obligations (Note 8)                              93,070           56,452           51,898
   Convertible subordinated debt (Note 4)                                            826,845        2,052,986        2,052,986
   Accounts payable                                                                  244,764          248,538          722,483
   Accrued salaries and employee benefits                                             11,031           80,740          223,031
   Accrued unusual charge (Note 5)                                                    77,083           95,833          465,000
   Accrued expenses and other liabilities                                            129,515          863,271          730,478
   Accrued royalties                                                                 319,048          319,048          763,270
------------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                            1,701,356        3,716,868        8,170,432
Capital lease obligations, net of current portion (Note 8)                                --           64,250          120,702
Accrued unusual charge (Notes 5 and 12)                                                   --               --          178,717
------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                    1,701,356        3,781,118        8,469,851
------------------------------------------------------------------------------------------------------------------------------
Stockholders' deficit (Notes 4 and 11)
   Preferred stock, $.10 par value; 500,000 shares authorized, of which
      5,000 shares have been designated as non-voting convertible with liquidating preference of $200 per share and are issued and
      outstanding                                                                        500              500              500
   Common stock, $.10 par value; authorized 20,000,000
      shares;            issued 3,241,848                                            324,185          324,185          324,185
   Additional paid-in capital                                                     12,539,503       12,539,503       12,539,503
   Deferred issuance cost                                                            (61,069)         (96,425)        (115,541)
   Accumulated deficit                                                           (14,462,755)     (13,053,357)     (13,990,837)
------------------------------------------------------------------------------------------------------------------------------
                                                                                  (1,659,636)        (285,594)      (1,242,190)
   Less 3,052 shares of common stock held in treasury, at cost                        19,937           19,937           19,937
------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' deficit                                         (1,679,573)        (305,531)      (1,262,127)
------------------------------------------------------------------------------------------------------------------------------
                                                                                 $    21,783      $ 3,475,587      $ 7,207,724
------------------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.
                                                                               3

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

-------------------------------------------------------------------------------------------------------------------
                                                                                                       February 28,
Years ended February 27,                                           2000                 1999               1998
-------------------------------------------------------------------------------------------------------------------
Net sales                                                      $ 5,344,223          $11,517,842         $21,683,326
Cost of sales                                                    3,719,692            9,107,947          18,581,718
-------------------------------------------------------------------------------------------------------------------
              Gross profit                                       1,624,531            2,409,895           3,101,608
Selling, general and administrative expenses                     2,161,376            2,879,200           7,166,124
-------------------------------------------------------------------------------------------------------------------
              (Loss) from operations                              (536,845)            (469,305)         (4,064,516)
Other income (expense):
   Net loss (gain) on sale of assets (Note 7)                      538,522               15,093            (711,686)
   Interest expense                                                334,031              506,746           1,311,875
   Other income (Note 12)                                               --           (1,928,624)                 --
-------------------------------------------------------------------------------------------------------------------
              Total other (income) expense                         872,553           (1,406,785)            600,189
-------------------------------------------------------------------------------------------------------------------
              Earnings (loss) before income taxes               (1,409,398)             937,480          (4,664,705)
Income taxes (Note 10)                                                  --                   --                  --
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $(1,409,398)         $   937,480         $ 4,664,705)
Net earnings (loss) per share - basic and diluted              $      (.40)         $      0.26         $     (1.47)
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                       3,238,796            3,238,796           3,238,796
-------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                 Consolidated Statement of Stockholders' Deficit

-----------------------------------------------------------------------------------------------------------------------------------
                                        Preferred stock
                                         designated as
                                     non-voting convertible          Common stock
                                    ------------------------------------------------
                                                                                           Additional    Deferred
                                                                                            paid-in      issuance       Accumulated
                                      Shares      Amount       Shares         Amount        capital        costs          deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 1, 1997               5,000        $500      3,241,848      $324,185     $12,364,503    $(183,772)    $ (9,326,132)

Net loss                                  --          --             --            --              --           --       (4,664,705)

Issuance of warrants                      --          --             --            --         175,000           --               --

Amortization of deferred costs            --          --             --            --              --       68,231               --
                                     ----------------------------------------------------------------------------------------------

Balance at February 28, 1998           5,000         500      3,241,848       324,185      12,539,503     (115,541)     (13,990,837)

Net earnings                              --          --             --            --              --           --          937,480

Amortization of deferred costs            --          --             --            --              --       19,116               --
                                     ----------------------------------------------------------------------------------------------

Balance at February 27, 1999           5,000         500      3,241,848       324,185      12,539,503      (96,425)     (13,053,357)

Net loss                                  --          --             --            --              --           --       (1,409,398)

Amortization of deferred costs            --          --             --            --              --       35,356               --
                                     ----------------------------------------------------------------------------------------------

Balance at February 27, 2000           5,000        $500      3,241,848      $324,185     $12,539,503     $(61,069)    $(14,462,755)
-----------------------------------------------------------------------------------------------------------------------------------

                                            Treasury stock
                                            --------------

                                          Shares      Amount         Total
-----------------------------------------------------------------------------

Balance at March 1, 1997                   3,052    $(19,937)     $ 3,159,347

Net loss                                      --          --       (4,664,705)

Issuance of warrants                          --          --          175,000

Amortization of deferred costs                --          --           68,231
                                          -----------------------------------

Balance at February 28, 1998               3,052     (19,937)      (1,262,127)

Net earnings                                  --          --          937,480

Amortization of deferred costs                --          --           19,116
                                          -----------------------------------

Balance at February 27, 1999               3,052     (19,937)        (305,531)

Net loss                                      --          --       (1,409,398)

Amortization of deferred costs                --          --           35,356
                                          -----------------------------------

Balance at February 27, 2000               3,052    $(19,937)     $(1,679,573)
-----------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------
                                                                                                           February 28,
Years ended February 27,                                                     2000              1999            1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings (loss)                                                   $(1,409,398)       $  937,480     $(4,664,705)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                                         35,356           397,053         569,121
        Provision for doubtful accounts                                           --            11,210         239,982
        Loss (gain) on sale of fixed assets                                  538,522            15,093        (711,686)
        Provision for obsolete and slow-moving inventory                          --            77,528       1,175,646
        Issue of warrants                                                         --                --         175,000
        Decrease (increase) in assets:
           Accounts receivable                                               961,989         1,906,536       2,753,047
           Inventories                                                     1,108,860         1,903,995       3,560,411
           Other current assets                                               47,016             4,548         419,024
        (Decrease) increase in liabilities:
           Accounts payable                                                   (3,774)         (473,945)       (166,629)
           Accrued expenses and other liabilities                           (803,465)         (453,720)        468,708
           Income taxes payable                                                   --                --          (1,909)
           Accrued unusual charge                                            (18,750)         (547,884)        (92,151)
-----------------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                      456,356         3,777,894       3,723,859
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                                     --           (59,562)       (212,093)
   Proceeds from sale of fixed assets                                             --            51,745       2,808,731
   Decrease in other assets                                                  176,601            56,525         348,724
-----------------------------------------------------------------------------------------------------------------------
              Net cash provided by investing activities                      176,601            48,708       2,945,362
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   (Repayments) borrowings under line of credit agreement, net                    --        (3,161,286)     (5,915,589)
   Payments of short-term debt                                            (1,226,141)               --              --
   Payments of long-term debt and capital lease obligations                  (27,632)          (51,898)       (752,693)
-----------------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by financing activities         (1,253,773)       (3,213,184)     (6,668,282)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (620,816)          613,418             909
Cash and cash equivalents, beginning of year                                 622,268             8,850           7,941
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                   $     1,452        $  622,268     $     8,850
-----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest                                                           $   881,670        $  191,440     $   762,798
      Income taxes                                                       $        --        $       --     $        --

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Restructuring and The accompanying financial statements have been prepared Liquidity Matters assuming that the Company will continue as a going concern.  There have been no sales since  November 1999.
                        The Company filed for Chapter 11 bankruptcy Protection in March, 2000. Management is seeking merger candidates in order to continue the Corporation. If Management is unsuccessful in its merger search, the Company will cease to exist. There were no sales under the Brittania license for the fiscal years 2000 and 1999, and sales in fiscal 1999 under the GUESS? license declined by $4.5 million from 1998 levels. As more fully described in
                        Note 3,  Levi  Strauss  & Co.,  the  parent  company  of
                        Brittania Sportswear Ltd. a licensor which accounted for $14.9 million of the Company's fiscal 1997 sales, and $4.5 million of fiscal 1998 sales, announced their intention to sell Brittania. In light of the actions announced by Levi's, K mart, the largest retailer of the Brittania brand and the Company's largest customer, advised the Company that it would no longer continue its on-going commitment to the Brittania trademark. Sales to this customer decreased from $11 million in fiscal year
                        1997, to $3 million in fiscal 1998, to $0 sales in fiscal year 1999. In response, the Company filed a lawsuit against Levi Strauss & Co., alleging that the licensor breached various obligations under the license agreement, including without limitation its covenant of good faith and fair dealing. The Company settled this litigation in June 1998 (see Note 12).

                        The Company has experienced significant losses in recent years which have generally resulted in severe cash flow issues that have negatively impacted the ability of the Company to conduct its business as presently structured. In fiscal year 1999 due to the lack of capital resources needed to properly develop and support the GUESS?
                        product line, the Company has discontinued sales under the GUESS? license. Sales for this product line in fiscal 1999, 1998, and 1997 aggregated $2.5, $7.0 and
                        $4.7 million, with gross margins of 11.8%, 6.4% and 13.2%, respectively. As of March 1999, the company reached an agreement with Cluett, Peabody & Co., the licensor of the ARROW trademark, to terminate its Arrow license (see Note 12). Until April 17, 1998, the Company's common stock was traded on the American Stock Exchange. Because the Company fell below American Stock Exchange guidelines for continued listing, effective April 17, 1998, the Company's stock was delisted. The Company has defaulted on interest payments to its subordinated debt holder, and has no long-term credit facility in place. As a result, there


                                                                              7

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                        can be no assurance that the Company can continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence. The ultimate impact or resolution of these matters may have a materially adverse effect on the Company or on its financial condition.

                        The Company has funded its operating losses by refinancing its debt in fiscal 1995 and increasing its capital through (a) the sale of $1 million of non-voting convertible preferred stock to management (Note 11) in fiscal 1995; (b) the fiscal 1995 sale of treasury stock which increased equity by $2.9 million, and (c) the completion in 1996 of a $3.5 million private placement (Note 4).

2. Summary of
   Significant
   Accounting Policies

                        a. The  Company

                        Nantucket Industries, Inc. and its wholly-owned subsidiaries (the "Company") design and distribute branded and private label fashion undergarments to mass merchandisers and national chains throughout the United States, until it ceased doing business in October 1999.

                        b. Principles  of   Consolidation

                        The consolidated financial statements include the accounts of Nantucket Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                        c. Accounts Receivable

                        An  allowance  for doubtful  accounts is provided  based
                        upon   historical  bad  debt   experience  and  periodic
                        evaluations of the aging of the accounts.


                                                                              8

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                        d. Property, Plant and Equipment

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

                        e. Stock Options

                        As described in Note 11, the Company has granted stock options for a fixed number of shares to employees and officers at an exercise price equal to the market value of the shares on the date of grant. As permitted by SFAS No. 123, the Company has elected to continue to account for stock options grants in accordance with APB No. 25 and recognizes no compensation expense for these grants.

                        f. Income  Taxes

                        The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Deferred income taxes arise as a result of differences between financial statement and income tax reporting.

                        g. Earnings (Loss) Per Common Share

                        In fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, which requires public companies to present earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of February 28, 1998 in accordance with SFAS No. 128. Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common share equivalents. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year. At February 27, 2000, the Company had outstanding warrants to purchase 16,500,000 shares of common stock which would potentially dilute basic earnings per share but have not been considered for the two prior periods as they would have had an antidilutive impact (see Note 9).


                                                                              9

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                        h. Reporting  Comprehensive  Income

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

                        i. Segment Information

                        In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosure About Segments of an Enterprise and Related Information, which is effective for the Company's year ending February 27, 1999. SFAS No. 131 changes the way public companies report information about segments of their business in their financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

                        j. Fiscal Year

                        The Company's fiscal year ends on the Sunday nearest to February 28. The fiscal years ended February 27, 2000, February 27, 1999 and February 28, 1998 contained 52 weeks.

                        k. Reclassification

                        Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

                        l. Use of Estimates

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

                        m. Impairment of Long-Lived Assets

                        The Company applies Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of
                        Long-Lived Assets and for Long-Lived Assets to be Disposed of. Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts carrying amount of the respective assets if the expected future undiscounted cash flows are less than their book values. No impairment loss was required in fiscal years 2000, 1999 and 1998.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                        n. Fair Value of Financial Instruments

                        Based on borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the company's long-term debt approximate the carrying value. The carrying value of all other financial instruments potentially subject to valuation risk, principally cash, accounts receivable and accounts payable, also approximate fair value.


3. Concentration of     For February 27, 1999,  sales to the  Company's  largest
   Risk                 customer  accounted  for  38.8% of net sales and 23% and
                        18%, respectively, for the two prior fiscal years. Sales to the second largest customer in the 1999 fiscal year were 33.6% of net sales and 22% and 19%, respectively, for the 1998 and 1997 fiscal years. As previously described, K Mart, which represented $0 of net sales in the 1999 fiscal year, and 16% and 40%, for the two prior fiscal years, advised the Company it would no longer continue its commitment to the Brittania trademark and consequently, the Company currently has no business with this customer. No other customer accounts for more than 10% of the Company's consolidated net sales for fiscal
                        1999 and 1998.

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

                        The convertible subordinated debentures are secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, Georgia. In conjunction with the sale of this property completed on October 1, 1997 (see Note 7), the Company prepaid $707,000 of these debentures.

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

                        The Company was in default in respect to interest payments due on the subordinated debt in August 1997, and again in February 1998. In September 1997, the Subordinated debt holder and the Company entered into an agreement to extend the cure period on the default. This forbearance agreement was extended month by month

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                        until May 1998. In May 1998, the Company entered into an agreement with the debt holder to extend the cure period, with respect to $322,551 in prior interest payment defaults and for the interest payment due in August 1998, until December 1998. In return, the Company agreed to secure the debentures by a first priority lien on all the assets of the Company, to the extent not otherwise prohibited under the revolving credit facility (Note 8), and to issue five-year warrants convertible to 16,5000,000 shares of the Company's stock at an exercise price of $.10. The Company obtained an independent valuation of this transaction, in the amount of $175,000, and this amount was expensed in fiscal year 1998. The Company is currently in default for interest payments due since August 1997 on this note, including the interest payment due February 1999. There is no forbearance agreement in effect subsequent to December 1998 and therefore, the outstanding liability of $2,052,986 is classified as a current liability. In October 1999, the Company assigned the accounts receivable, inventory and all law suits to the subordinated creditor.


5. Unusual (Credit)     In  November,   1992,  the  Company   acquired   Phoenix
   Charge               Associates,  Inc.,  a  manufacturing  facility in Puerto
                        Rico, pursuant to a stock purchase agreement. Phoenix had been an exclusive contractor for the Company, manufacturing many of the Company's product lines. A portion of the purchase price was subordinated debt payable to the former owners of Phoenix, of which $300,000 was due February 2, 1998. In April, 1993, the
                        Company discovered an inventory variance of $1,700,000, principally attributable to unrecorded manufacturing and material cost variance at the Puerto Rico facility, which were incurred prior to the Company's acquisition of this facility. As a result, the Company initiated an action against the former owners of the facility as more fully described in Note 12. Accordingly, in fiscal 1995 the Company eliminated this payable and reflected such reduction as an unusual credit in the 1995 financial statements.

                        In March of fiscal 1994, the Company terminated the employment contracts of its Chairman and Vice-Chairman. In accordance with the underlying agreement, they were paid in aggregate of approximately $400,000 per year in severance and other benefits, through February 27, 1999.

                        As of February 27, 2000, the accrued unusual charge of $77,083 represents payments due under the termination agreements to the former Chairman and Vice-chairman. As of October 1997, pending negotiation of more favorable terms, payment under these agreements was suspended.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6. Inventories          Inventories  are recorded at the lower of cost or market
                        value using the first in-first-out (FIFO) cost flow method, and are summarized as follows:

                                                    February 27,     February 27,       February 28
                                                       2000             1999              1998
                        ---------------------------------------------------------------------------
                        Raw materials                 $    --      $       --        $  166,646
                        Work in process                    --              --           756,959
                        Finished goods                     --       1,108,860         2,166,778
                        ---------------------------------------------------------------------------
                                                      $    --      $1,108,860        $3,090,383
                        ---------------------------------------------------------------------------

7. Property, Plant      Property, plant and equipment are summarized as follows:
   and Equipment


                                                           February 27,     February 27,    February 28,
                                               ---------------------------------------------------------
                                                              2000               1999           1998
                                               ---------------------------------------------------------
                        Land                                $    --         $       --        $       --
                        Buildings and improvements               --             26,034             9,130
                        Machinery and equipment                  --          1,485,090         3,384,115
                        Furniture and fixtures                   --            142,489           791,242
                        --------------------------------------------------------------------------------
                                                                 --          1,653,613         4,184,487
                        Less accumulated depreciation            --          1,115,090         3,226,412
                        --------------------------------------------------------------------------------
                                                            $    --         $  538,523        $  948,075
                        --------------------------------------------------------------------------------

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

  8. Long-Term Debt
     and Notes Payable  a. Revolving  Credit

                        The Company has a $15 million revolving credit facility which expired in March, 1998, and has been extended to August 31, 1999. The revolving credit agreement provides for loans based upon eligible accounts receivable and inventory, a $3,000,000 letter of credit facility and purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bear interest at 2 3/4% above prime. The agreement requires, among other provisions, the maintenance of minimum working capital and net worth levels and also contains restrictions regarding payment of dividends. Borrowings under the agreement are collateralized by substantially all of the assets of the Company. At February 27, 2000, the revolving credit facility was not in place.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                        b. Capital Leases

                        The Company leases equipment under capital leases. During Fiscal 2000, the Company's equipment was returned for non-payment.

9. Net Earnings (Loss)  The following  table sets forth the computation of basic
   Per Common Share     and diluted loss per share:


                                                                         February 27,    February 27,   February 28,
                                                                              2000          1999            1998
                        ---------------------------------------------------------------------------------------------
                        Net earnings (loss)  attributable to common
                            stockholders                                $(1,409,398)     $  937,480     $(2,746,515)
                        Accrued dividends on preference shares          $   (81,074)     $  (81,103)    $   (82,274)

                        Numerator   for  basic  and   diluted   net
                            earnings  (loss)  per  common  share  -
                            earnings (loss)  attributable to common
                            stockholders                                $                $  856,377     $(2,828,789)
                        ---------------------------------------------------------------------------------------------
                        Denominator   for  basic  and  diluted  net
                            earnings  (loss)  per  common  share  -
                            weighted average shares outstanding           3,238,796       3,238,796       4,124,785
                        ---------------------------------------------------------------------------------------------
                        Basic and diluted net  earnings  (loss) per
                            share                                       $      (.40)     $     0.26     $     (0.91)
                        ---------------------------------------------------------------------------------------------

 10. Income Taxes       Deferred   income  taxes   reflect  the  net  effect  of
                        temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates. Significant components of the Company's deferred taxes at February 27, 2000, February 27, 1999 and February 28, 1998 are as follows:


                                                                       February 27,     February 27,     February 28,
                                                                           2000             1999             1998
                        ---------------------------------------------------------------------------------------------
                        Deferred tax assets

                           Net operating loss carryforward               $7,215,000      $ 6,987,000     $ 7,150,000

                           Accrued severance                                     --           36,000         257,000

                            Excess of tax basis  over book  basis of             --               --         333,000
                            inventories

                           Capitalized inventory costs                           --           22,000          63,000

                           Other                                                 --          121,000         127,000
                        ---------------------------------------------------------------------------------------------

                                                                          7,215,000        7,166,000       7,930,000

                        Deferred tax liabilities

                           Difference   between  the  book  and  tax
                               basis   of   property,    plant   and
                               equipment                                    331,000          331,000         366,000
                        ---------------------------------------------------------------------------------------------

                           Net deferred tax asset                         6,884,000        6,835,000       7,564,000

                           Valuation allowance                            6,884,000       (6,835,000)     (7,564,000)
                        ---------------------------------------------------------------------------------------------

                           Net deferred taxes                            $       --      $        --     $        --
                        ---------------------------------------------------------------------------------------------

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                        The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets, which it cannot presently utilize. The increase in valuation allowance of $49,000 is equal to the decrease in net deferred tax assets.

                        For tax purposes at February 27, 2000, the Company's net operating loss carryforward was $20,200,000, which, if unused, will expire from 2009 to 2014. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under each regulation, exceeds 50%. Through February 27, 2000, the change in ownership was less than 50%.

                        There was no income tax provision (benefit) for the fiscal years 2000, 1999 and 1998.

                        The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

                                                              February  27,    February 27,   February 28,
                                                                  2000           1999           1998
                        ------------------------------------------------------------------------------------------
                        Computed "expected"  provision for:
                          Federal income taxes                   (35.0)%        (35.0)%       (35.0)%

                          Valuation  allowance                    35.0           35.0          35.0
                        ------------------------------------------------------------------------------------------
                        Actual   provision  for  income  taxes      -- %           -- %          -- %
                        ------------------------------------------------------------------------------------------

11. Stockholders'       a. Stock Options
    Equity

                        The 1972 stock option plan, as amended,
                        provides for the issuance of options to purchase up to 340,000 shares of common stock at the market value of the date of grant. Options are exercisable up to ten years from the date of grant and vest at 20% per year.

                        The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized for grants made under the Company's stock option plan. Had compensation cost been determined based on the fair value, as determined in accordance with the requirements of SFAS No. 123, at the date of grant of stock option awards, the increase in the net loss for fiscal 2000, 1999 and 1998 would be $91,000, $91,000 and $91,000, respectively. In fiscal 2000, 1999 and 1998 there were no awards of stock options. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                        A summary of option activity for the years ended February 27, 2000, February 28, 1999, and February 28, 1998 is as follows:

                                                                                           Weighted
                                                                       Number of           Average
                                                                        Options         Exercise Price
                        ------------------------------------------------------------------------------
                           Balance, February 28, 1998                    174,500              $4.84

                            Forfeited                                    (68,500)             $4.51
                        ------------------------------------------------------------------------------
                           Balance, February 28, 1999                    106,000              $5.05

                            Forfeited                                    106,000              $5.05
                        ------------------------------------------------------------------------------
                           Balance, February 27, 2000                         --                 --
                        ------------------------------------------------------------------------------

                        b. Issuance of Preferred Stock

                        On March 22, 1994, the Company sold to its management group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares are convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provide for cumulative dividends at a floating rate equal to the prime rate. Such dividends were convertible into common stock at the rate of $5.00 per share. The conversion rights were waived in May 1998. These shares are redeemable, at the option of the Company, on or after February 27, 1999 and have a liquidation preference of $200 per share. As of February 27, 2000, February 27, 1999 and February 28, 1998
                        dividends in arrears were $489,484, $408,384 and $327,281, respectively.

                        c. Issuance of Treasury Stock

                        In connection with the Company's refinancing on March 22, 1994, the Company entered into a $2,000,000 term loan agreement with a financial institution. Pursuant to the agreement, the Company issued to the bank 10,000 treasury common shares related to mandatory prepayments, which were not made.

                        d. Grant of Warrants

                        Warrants have been granted to NAN Investors LP to purchase 16,500,000 shares of the Company's Common Stock for $.10 per share, with a five-year term effective May 21, 1998.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
12. Commitments,
    Contingencies
    and Related Party
    Transactions
                        a.  Agreement with  Principal  Stockholders

                        On March 1, 1994, in connection with the restructuring described in Note 4, the Company entered into agreements with its two principal stockholders and a group of employees (the "Management Group"). The agreements provide, among other things, for :

                        The reimbursement of the principal stockholders, limited to $1.50 per share to the extent that the gross proceeds per share from the sale of common stock by the stockholders during the two-year period beginning September 1, 1994 are less than $5.00 per share. Such guaranty is applicable to a maximum of 150,000 shares sold by such stockholders, subject to reductions under certain circumstances. The principal stockholders sold 157,875 shares including 88,400 at prices below $5.00 per share; 37,125 shares in the fiscal year ended March 1, 1997 and 51,275 shares in the year ended March 2, 1996 which resulted in a charge to operating results of $12,000 and $35,000, respectively.

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

                        b. Trademark  Licensing  Agreements

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

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                        c. Litigation

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

                        The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, other legal proceedings and claims in which the Company is defendant will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operations of the Company. The Company with respect to the aforementioned litigation at February 27, 2000 has made no provision in the accompanying financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13. Retirement Plan     The  Company  has a 401(k)  plan for the  benefit of all
                        qualified employees. No contribution was made for fiscal years 2000, 1999 and 1998.

14. Brittania
    Litigation          Beginning  in  September  1988,  the  Company  became  a
                        licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi Strauss & Co., to manufacture and market men's underwear and other products under the trademark "Brittania from Levi Strauss & Co.". Sales under this license aggregated $0 in fiscal year 1999, $4.5 million in fiscal 1998, and $14.9 million in fiscal
                        1997.

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

15. Subsequent Events   On March 3,  2000,  the  Company  filed for  Chapter  11
                        protection with U.S. Bankruptcy Court. The Company is involved in discussion with merger candidates, should these discussions prove futile, a move to Chapter 7 liquidation is probable.

                           [GRANT THORNTON LETTERHEAD]

      Report of Independent Certified Public Accountants

Board of Directors
Nantucket Industries, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of Nantucket Industries, Inc. and Subsidiaries as of February 27, 1999 and February 28,
1998,and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                             /s/ Grant Thornton LLP
Atlanta, Georgia
May 14, 1999

                   Nantucket Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              February 27,         February 28,
                                                                  1999                1998
                                                              ------------         ------------
CURRENT ASSETS
   Cash                                                         $  622,268          $     8,850
   Accounts receivable, less allowance for doubtful
     accounts of $273,000 and $351,000, respectively
     (Notes B and H)                                               961,989            2,879,735
   Inventories (Notes F and H)                                   1,108,860            3,090,383
   Other current assets                                             67,347               71,895
                                                                ----------          -----------

Total current assets                                             2,760,464            3,050,863

PROPERTY, PLANT AND EQUIPMENT,
   NET (Notes G and H)                                             538,522              958,075

OTHER ASSETS, NET                                                  176,601              198,786
                                                                ----------          -----------

                                                                $3,475,587          $ 7,207,724
                                                                ==========          ===========

The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                 February 27,         February 28,
                                                                     1999                 1998
                                                                 ------------         ------------
CURRENT LIABILITIES
   Current portion of long-term debt (Note H)                      $                   $ 3,161,286
   Current portion of capital lease obligations (Note H)               56,452               51,898
   Convertible subordinated debt (Note D)                           2,052,986            2,052,986
   Accounts payable                                                   248,538              722,483
   Accrued salaries and employee benefits                              80,740              223,031
   Accrued unusual charge (Note E)                                     95,833              465,000
   Accrued expenses and other liabilities                             863,271              730,478
   Accrued royalties                                                  319,048              763,270
                                                                   ----------          -----------
         Total current liabilities                                  3,716,868            8,170,432

CAPITAL LEASE OBLIGATIONS,
   NET OF CURRENT PORTION (Note H)                                     64,250              120,702

ACCRUED UNUSUAL CHARGE (Notes E and L)                                 78,717
                                                                   ----------          -----------
                                                                    3,781,118            8,469,851

STOCKHOLDERS' DEFICIT (Notes D and K)
   Preferred stock, $.10 par value;  500,000 shares
    authorized,  of which 5,000
     shares have been  designated as  non-voting
     convertible  with  liquidating
     preference of $200 per share
     and are issued and outstanding                                       500                  500
   Common stock, $.10 par value; authorized 20,000,000 shares;
     Issued 3,241,848                                                 324,185              324,185
   Additional paid-in capital                                      12,539,503           12,539,503
   Deferred issuance cost                                             (96,425)            (115,541)
   Accumulated deficit                                            (13,053,357)         (13,990,837)
                                                                 ------------          -----------
                                                                     (285,594)          (1,242,190)
Less 3,052 shares of common stock held
in treasury, at cost                                                    9,937               19,937
                                                                 ------------          -----------
                                                                     (305,531)          (1,262,127)
                                                                 ------------          -----------
                                                                 $  3,475,587          $ 7,207,724
                                                                 ============          ===========

                   Nantucket Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended
                                           February 27,      February 28,         March 1,
                                               1999             1998               1997
                                           ------------      ------------       -----------
Net sales                                  $11,517,842                          $30,394,409
Cost of sales                                9,107,947       18,581,718          24,395,054
                                           -----------      -----------         -----------

     Gross profit                            2,409,895        3,101,608           5,999,355

Selling, general and
 administrative expenses                     2,879,200        7,166,124           7,546,341
                                           -----------      -----------         -----------

     Operating profit (loss)                  (469,305)      (4,064,516)         (1,546,986)

Other (income) expense
   Net loss (gain) on sale of assets
 (Note G)                                       15,093         (711,686)                 --
   Interest expense                            506,746        1,311,875           1,199,529
   Other income (Note L)                    (1,928,624)              --                  --
                                           -----------      -----------         -----------

     Total other (income) expense           (1,406,785)         600,189           1,199,529

     Earnings (loss) before income taxes       937,480       (4,664,705)         (2,746,515)

Income taxes (Note J)                               --               --                  --
                                           -----------      -----------         -----------
     Net earnings (loss)                   $   937,480      $(4,664,705)        $(2,746,515)
                                           ===========      ===========         ===========

Net earnings (loss) per share
 - basic and diluted                       $      0.26      $     (1.47)        $     (0.91)
                                           ===========      ===========         ===========

Weighted average common
 shares outstanding                          3,238,796        3,238,796           3,124,785
                                           ===========      ===========         ===========

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT Years ended February 27, 1999, February 28, 1998 and March 1, 1997

                                      Preferred stock
                                       designated as
                                      non convertible               Common stock            Additional
                                      ----------------              ------------              paid-in
                                   Shares         Amount        Shares        Amount         capital
                                   ------         ------        ------        ------         -------
Balance at March 2, 1996            5,000       $      500     2,991,848     $299,185      $11,556,386

Net loss                               --               --            --           --               --

Common stock issued (Note D)           --               --       250,000       25,000          808,117

Balance at March 1, 1997            5,000              500     3,241,848      324,185       12,364,503

Net loss                               --               --            --           --               --

Issue of warrants                      --               --            --           --          175,000

Amortization of deferred costs         --               --            --           --               --
                                ---------       ----------     ---------     --------      -----------
Balance at February 28, 1998        5,000              50      3,241,848      324,185       12,539,503

Net earnings                           --               --            --           --               --

Amortization of deferred costs         --               --            --           --               --
                                ---------       ----------     ---------     --------      -----------

Balance at February 27, 1999        5,000           $  500     3,241,848     $324,185      $12,539,503
                                =========       ==========     =========     ========      ===========


                                 Deferred                          Treasury stock
                                 issuance      Accumulated         --------------
                                   costs         deficit          Shares      Amount          Total
                                   -----         -------          ------      ------          -----
Balance at March 2, 1996        $      --      $(6,579,617)        3,052     $(19,937)      $5,256,517

Net loss                               --       (2,746,515)           --           --       (2,746,515)

Common stock issued (Note D)     (183,772)              --            --           --          649,345
                                  -------      -----------         -----     --------       ----------


Balance at March 1, 1997         (183,772)      (9,326,132)        3,052      (19,937)       3,159,347

Net loss                               --       (4,664,705)           --                    (4,664,705)
Issue of warrants                      --               --            --           --          175,000

Amortization of deferred costs     68,231               --            --           --           68,231
                                ---------     ------------         -----     --------        ---------
Balance at February 28, 1998     (115,541)     (13,990,837)        3,052      (19,937)      (1,262,127)

Net earnings                           --          937,480            --           --          937,480

Amortization of deferred costs     19,116               --            --           --           19,116
                                ---------     ------------         -----     --------       ----------

Balance at February 27, 1999    $ (96,425)    $(13,053,357)        3,052     $(19,937)      $ (305,531)
                                =========     ============         =====     ========       ==========

The accompanying notes are an integral part of this statement.

                   Nantucket Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             February 27,    February 28,      March 1,
                                                                 1999            1998            1997
                                                             ------------    ------------     ------------
Cash flows from operating activities:
   Net earnings (loss)                                       $   937,480     $(4,664,705)     $(2,746,515)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by (used in) operating activities
       Depreciation and amortization                             397,053         569,121          361,425
       Provision for doubtful accounts                            11,210         239,982           32,000
       Loss (gain) on sale of fixed assets                        15,093        (711,686)         (44,496)
       Provision for obsolete and
         slow-moving inventory                                    77,528       1,175,646          415,000
       Issue of warrants                                              --         175,000               --
       Decrease (increase) in assets
        Accounts receivable                                    1,906,536         253,047       (1,487,701)
         Inventories                                           1,903,995         560,411        1,915,199
         Other current assets                                      4,548         419,024          283,886
       (Decrease) increase in liabilities
         Accounts payable                                       (473,945)       (497,380)
         Accrued expenses and other liabilities                 (453,720)        468,708          221,895
         Income taxes payable                                         --          (1,909)          (1,025)
         Accrued unusual charge                                 (547,884)        (92,151)        (408,011)
                                                               ---------       ---------        ---------
              Net cash provided by (used in)
                operating activities                           3,777,894       3,723,859       (1,955,723)

Cash flows from investing activities:
   Additions to property, plant and equipment                    (59,562)       (212,093)        (152,516)
   Proceeds from sale of fixed assets                             51,745       2,808,731           33,756
   Decrease (increase) in other assets                            56,525         348,724         (396,838)
                                                               ---------       ---------        ---------

              Net cash provided by (used in)
                investing activities                              48,708       2,945,362         (515,598)

                   Nantucket Industries, Inc. and Subsidiaries

                                                      February 27,     February 28,      March 1,
                                                          1999             1998            1997
                                                      ------------     ------------     ---------
Cash flows from financing activities:
   (Repayments) borrowings under line of credit
     agreement, net                                     (3,161,286)     (5,915,589)       173,093
   Payments of short-term debt                                  --              --       (800,000)
   Issuance of convertible subordinated debentures,
     net of expenses                                            --              --      2,351,084
   Payments of long-term debt and capital lease
     obligations                                           (51,898)       (752,693)            --
   Issuance of common stock                                     --              --        740,000
                                                       -----------     -----------     ----------
              Net cash (used in) provided by
                financing activities                    (3,213,184)     (6,668,282)     2,464,177

              Net increase (decrease) in cash              613,418             909         (7,144)

Cash at beginning of year                                    8,850           7,941         15,085
                                                       -----------     -----------     ----------

Cash at end of year                                    $   622,268     $     8,850     $    7,941
                                                       ===========     ===========     ==========
Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

   Cash paid during the year for:
     Interest                                          $   191,440     $   762,798     $1,173,981
                                                       ===========     ===========     ==========

     Income taxes                                      $        --     $        --     $       --
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

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE F - INVENTORIES

      Inventories are recorded at the lower of cost or market value using the first in-first-out (FIFO) cost flow method, and are summarized as follows:

                                   February 27,      February 28,
                                        1999              1998
                                   ------------      ------------
     Raw materials                   $       --        $  166,646
     Work in process                         --           756,959
     Finished goods                   1,108,860         2,166,778
                                     ----------        ----------

                                     $1,108,860        $3,090,383
                                     ==========        ==========

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows:

                                    February 27,     February 28,
                                       1999              1998
                                    ------------     ------------
     Land                            $       --        $       --
     Buildings and improvements          26,034             9,130
     Machinery and equipment          1,485,090         3,384,115
     Furniture and fixtures             142,489           791,242
                                     ----------        ----------
                                      1,653,613         4,184,487
     Less accumulated
     depreciation                     1,115,090         3,226,412
                                     ----------        ----------

                                     $  538,523        $  948,075
                                     ==========        ==========

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

2. Capital Leases

The Company leases equipment under capital leases. A schedule of the yearly minimum rental payments is as follows:

          February 2000                          $ 64,488
          February 2001                            64,488
          February 2002                             2,857
                                                 --------
         Total minimum lease payments             131,833
         Less amount representing interest        (11,131)
                                                 --------

         Present value of net minimum lease
         payments                                 120,702
         Less current maturities                  (56,452)
                                                 --------
         Long-term capital lease obligation      $ 64,250
                                                 ========

      At February 27, 1999, the Company has approximately $96,709 of equipment under capital lease with accumulated depreciation of approximately $29,013.

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE  I - NET EARNINGS (LOSS) PER COMMON SHARE

      The following table sets forth the computation of basic and diluted loss per share:

                                                          February 27,      February 28,        March 1,
                                                              1999              1999              1998
                                                          ------------     -------------     -------------
     Net earnings (loss) attributable to common
       stockholders                                       $   937,480      $ (4,664,705)     $ (2,746,515)

     Accrued dividends on
     preference shares                                        (81,103)          (84,603)          (82,274)
                                                          -----------      ------------      ------------
     Numerator for basic and
     diluted net earnings
     (loss) per common share
     - earnings (loss)
     attributable
     to common stockholders                               $   856,377      $ (4,749,308)     $ (2,828,789)
                                                          ===========      ============      ============
     Denominator for basic and diluted net earnings
       (loss) per common share - weighted average
       shares outstanding                                 $ 3,238,796         3,238,796      $  4,124,785
                                                          ===========      ============      ============

     Basic and diluted net
     earnings (loss) per
     share                                                $                $       0.26      $      (1.47)
                                                          ===========      ============      ============

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE J - INCOME TAXES

      Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates. Significant components of the Company's deferred taxes at February 27, 1999 and February 28, 1998 are as follows:

                                                February 27,      February 28,
                                                    1999              1998
                                                ------------      ------------
       Deferred tax assets
         Net operating loss carryforward        $ 6,987,000       $ 7,150,000
         Accrued severance                           36,000           257,000
         Excess of tax basis over book
         basis of inventories                            --           333,000
         Capitalized inventory costs                 22,000            63,000
         Other                                      121,000           127,000
                                                -----------       -----------
                                                  7,166,000         7,930,000
       Deferred tax liabilities
         Difference between the book
         and tax basis of property,
         plant and equipment                        331,000           366,000
                                                -----------       -----------

         Net deferred tax asset                   6,835,000         7,564,000
         Valuation allowance                     (6,835,000)       (7,564,000)
                                                -----------       -----------
         Net deferred taxes                     $        --       $        --

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

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE J - INCOME TAXES - Continued

      The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

                                            February 27,      February 28,       March 1,
                                               1999               1998             1997
                                            ------------      -----------        --------
    Computed "expected" provision for
       Federal income taxes                   (35.0)%           (35.0)%          (35.0)%
       Valuation allowance                     35.0              35.0             35.0
                                               ----              ----             ----
       Actual provision for
       income taxes                              --%               --%              --%
                                               ====              ====             ====

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
                                              =======           =====

      At February 27, 1999 the status of outstanding stock options is summarized as follows:

                                          Weighted average
         Exercise         Options            remaining              Options
          Prices        Outstanding      contractual life         exercisable
         --------       -----------      ------------------       -----------
           $3.37           31,000            6.7 years               18,600
           $5.75           75,000            5.7 years               60,000
                          -------                                    ------

                          106,000                                    78,600
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

                   Nantucket Industries, Inc. and Subsidiaries

             February 27, 1999, February 28, 1998 and March 1, 1997

NOTE L - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS
- Continued

4. Litigation - Continued

The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business. In the opinion of management, other legal proceedings and claims in which the Company is defendant will be successfully defended or resolved without a material adverse effect on the consolidated financial position or results of operations of the Company. The Company with respect to the aforementioned litigation at February 27, 1999 has made no provision in the accompanying financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Grant Thornton LLP was the Company's independent certifying accountants for the fiscal years ended February 27, 1999 and February 28, 1998. Effective April 1, 2000, the Company's board of directors resolved to terminate that firm's appointment and to engage Pilotto, Cunzio & Associates LLP, as the Company's certifying accountants for the fiscal year ended February 27, 2000. During the last two fiscal years and all interim subsequent periods, the Company did not consult with Pilotto, Cunzio & Associates LLP.

      The reports of Grant Thornton on the financial statements of Company for the past two fiscal years, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle except that both of such reports were modified with respect to substantial doubt respecting the ability of Company to continue as a going concern.

      In connection with the audits of the two fiscal years ended February 27, 1998 and February 28, 1999, and during the subsequent interim period preceding their dismissal, there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with their reports.

      In connection with the audits of the two fiscal years ended February 27, 1999 and February 28, 2000, and during the subsequent interim period preceding their dismissal, Grant Thornton did not advise Company that:

      (A) internal controls necessary for Company to develop reliable financial statements did not exist;

      (B) information had come to their attention that led them to no longer be able to rely on management's representations or made them unwilling to be associated with the financial statements prepared by management;

      (C) there was a need to expand significantly the scope of their audit, or that information had come to their attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause it to be unwilling to rely on management's representations or be associated with Company's financial statements;

      (D) information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

      The following sets forth, as of June 27, 2000, the names and ages of all directors, executive officers, and other significant employees of the Company; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                                      Date
                                         Positions                 Appointed
            Name               Age         Held                     Director
-------------------------      ---       ---------                 ---------
   John H. Treglia             57     Director, President,        Jan. 18, 2000
                                        and Secretary

   Dr. Frank J. Castanaro      49     Director                    Feb. 17, 2000

   George D. Gold              78     Director                             1966

   Marsha Ellis                39     Treasurer and
                                       Chief Accounting Officer


      Set forth below is information regarding the principal occupations of each current director during the past five years or more. None of the directors or principal executive officers holds the position of director in any other public company.

      Mr. Treglia is a graduate of Iona College, from which he received a BBA in Accounting in 1964. Since January 18, 2000 he has served as president, secretary, and a direct of the Company, devoting such time to the business and affairs of the Company as is required for the performance of his duties. From 1964 until 1971, Mr. Treglia was employed as an accountant by Ernst & Ernst and, thereafter, founded and operated several businesses in various areas. From

1994 through 1998, Mr. Treglia served as a consultant to several companies which were in Chapter 11. These included J.R.B. Contracting, Inc., Laguardia Contracting, and Melli-Borrelli Associates. In 1996, Mr. Treglia founded Accutone Inc., a company engaged in the business of manufacturing and distributing hearing aids. He has served as its president and CEO since such time.

      George J. Gold has been a director of the Company since 1966. During his tenure with the Company he has served as its Chairman of the Board, Chief Executive officer, and Treasurer of the Company. He resigned all positions other than director on March 18, 1994.

      Dr. Castanaro, received a Bachelor of Science degree from the University of Scranton in 1974. In 1978 he graduated from Georgetown University School of Dentistry and has been in private practice as a dentist since such time. Dr. Castanaro was appointed as a director of the Company on February 17, 2000. Dr. Castanaro has assisted two large ophthalmology practices to introduce and expand their activities in Laser therapy, including, but not limited to. Lasik procedures. Dr. Castanaro presently practices dentistry in partnership with Dr.'s Joseph C. and John B. Fontana in Peekskill, New York, and has a solo practice in Yonkers, New york. Dr. Castanaro is a member of the American Dental Association, the Dental Society of the State of New York, the Ninth District Dental Society, and the Peekskill-Yorktown Dental Society.

      Marsha Ellis has served as treasurer and chief accounting officer of the Company since January 18, 2000. Miss Ellis attended North Carolina State University at which she studied accounting and computer sciences. She is currently employed full time as comptroller of St. Ives Country Club. Miss Ellis served as assistant controller of the company from 1994 until it ceased doing business in October of 1999. Since January 18, 2000 she has help that position on a part tinme basis devoting such of her time to the business and affairs of the Company as is required for the performance of her duties. From 1986 until 1993 Ms. Ellis was a manager in the Accounting Department of The British-American International Services Group of Companies.

Resignations of Officers and Directors
  During the Fiscal Year

      On June 22, 1999, Stephen Samberg submitted his resignation as chairman, CEO, and a director of the Company. As of such date, the Company was left with only one executive officer, Nicholas J. Dmytryszyn, who served in the positions of secretary, CFO, and treasurer. Members of the Company's former management have advised present management that Mr. Dmytryszyn resigned all of his positions with the Company some time in October 1999. The board of directors did not take any action to fill the vacancies caused by the resignations of Messrs. Samberg and Dmytryszyn. Therefore, from October 1999 until January 18, 2000 (see below), the Company had no executive officers in place.

1. Resolution to Reorganize the Company Under Chapter 11 And Appointment of John
   H. Treglia to Administer Same

      At a special meeting of the board of directors, held on January 18, 2000, the Company's board of directors reviewed the Company's insolvent state, its total absence of business operations since October 1999 and the lack of prospects to improve its financial and operational positions. In light of the company's poor position and prospects, the board approved the filing of a Voluntarily Petition under Chapter 11 of the United States Bankruptcy Code in the Federal Court for the Southern District of New York for the purpose of reorganizing the business and affairs of the Corporation through a merger with or acquisition of a new and viable business.

      In connection with the projected reorganization of the Company with a new, viable business, John H. Treglia, was appointed as a director to fill the vacancy caused by the resignation of James H. Carey, which had occurred on October 8, 1999. Upon the appointment of Mr. Treglia, the Company's board consisted of Mr. Treglia and four members of the former management, Steven Schneider, Marc Feder, Kenneth Klein, and George J. Gold. Mr. Treglia, who is the president and a controlling shareholder of Accutone Inc., a company engaged in the business of manufacturing and distributing hearing aids, was also appointed President and Secretary of the Company and of its four subsidiaries. Management is seeking merger or acquisition candidates in order to continue the existence of the Company. If management is unsuccessfull in finding at least one appropriate candidate, the Company and its subsidiaries will cease to exist. The Plan of Reorganization and the Disclosure Statement, which Management intends to file with the Bankruptcy Court, will propose that the Company acquire Accutone in a "reverse acquisition". Before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors, confirmed by the Bankruptcy Court, and not objected to after the fact by the court appointed Trustee for the Creditors. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmations will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that if such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transactions were effected on an arms length basis.

Appointment of Marsha Ellis as Treasurer and Chief Accounting Officer

      At the January 18, 2000 special meeting of the board of directors, Marsh Ellis, the former assistant comptroller of the Company, was appointed treasurer and chief accounting officer, of the Company.

Resignation of Three Directors and Appointment of Dr. F.J. Castanaro to Board

      At a meeting of the board of directors held on February 17, 2000, Marc Feder resigned his position as a director of the Company and the remaining directors present at the meeting appointed Dr. Frank J. Castanaro to fill the vacancy on the board caused by Mr. Feder's resignation. Subsequent to the said meeting, two more directors, Steven Schneider and Kenneth Klein also resigned from the board. The resignation of Messrs. Feder, Klein, and Schneider were submitted in light of the termination of the Company's former business and the projected reorganization of the Company through a Chapter 11 proceeding.

Section 16(a) Ownership Reporting Compliance

      To the best knowledge of current management and the members of management who resigned in February 2000, during the fical year ended February 27, 2000, the Company did not receive any Forms 3 or 4 or any amendments thereto, nor did any director, officer or beneficial owner of more than 10% of the Company's equity securities fail to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

      Until June of 2000, when the board of directors eliminated compensation for directors other than those employed by the Company, such persons were paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person. No payments were made during the fiscal year ended February 27, 2000.


Compensation Committee Interlocks and Insider Participation

      The Compensation Committee was disbanded in May 1998. As of the date hereof, the Board of Directors has not established a new Compensation Committee and it has no plans to do so until such time as the financial position and prospects of the Company improve significantly.

SUMMARY COMPENSATION TABLE

      The Summary Compensation Table shows compensation information for each of the fiscal years ended February 27, 2000 and 1999 and February 29, 1998 for all persons who served as the Company's chief executive officer. No other executive officers of the Company received compensation in excess of $100,000 during the fiscal year ended February 27, 2000.

      To the best knowledge of current management, prior to and/or during the fiscal year ended February 27, 2000 the Company had in effect a 401(k) Profit Sharing Plan, a Long Term Incentive Plan and one or more Stock Option and SAR Plans and/or granted stock options outside of specific Plans therefor. As part of the projected reorganization under Chapter 11, all existing compensation plans and rights to purchase securities of the Company arising thereunder will be terminated, as will all outstanding stock options; any funds or assets in the Company's 401(k) Profit Sharing Plan and any other compensation plan holding funds or assests of former employees will be distributed by the Trustees of any such plans to the beneficial owners thereof and all such Plans will also be terminated.

                               ANNUAL COMPENSATION

--------------------------------------------------------------------------------------------------------------------------------



                                                                                Other Annual                 All Other
         Name and Principal                                 Salary              Compensation               Compensation
         ------------------
              Position                     Year              ($)                    ($)                         ($)
              --------
                (a)                         (b)              (c)                    (e)                         (i)
------------------------------------------------------------------------------------------------------------------------
Stephen M. Samberg                   -----------------------------------------------------------------------------------
Chairman of the Board,                     2000            $278,438              $      0                  $     0
Chief Executive Officer,             -----------------------------------------------------------------------------------
President and Director                     1999            $300,000              $132,700(1)               $ 1,152
                                     -----------------------------------------------------------------------------------
                                           1998            $370,942              $ 79,280(1)               $14,786(2)(3)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
John H. Treglia
President, Chief                     -----------------------------------------------------------------------------------
Executive Officer,                         2000                  $0                    $0                       $0
Secretary and Director               -----------------------------------------------------------------------------------
                                           1999                  $0                    $0                       $0
                                     -----------------------------------------------------------------------------------
                                           1998                  $0                    $0                       $0
------------------------------------------------------------------------------------------------------------------------

(1) Other annual compensation paid to Mr. Samberg for fiscal 1999 and 1998 is comprised of sales commissions.

(2) All other compensation for fiscal 1998 was comprised solel of life insurance premiums and automobile lease payments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners.

      The following table sets forth information as of June 27, 2000, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.001 par value of the Company and of more than 5% of the Class A Common Stock of the Company's subsidiary, Tirex R&D. Neither the Company nor Tirex R&D have any shares of any other class issued or outstanding.

                          PRINCIPAL SHAREHOLDERS TABLE

--------------------------------------------------------------------------------------

                 Name and                            Amount and
Title           Address of                            Nature of
 of             Beneficial                            Beneficial            Percent of
Class             Owner                                Ownership             Class (1)
--------------------------------------------------------------------------------------
Common          NAN Investors, L.P.                   16,500,000(1)(3)       84.86%
Stock           c/o Fundamental Capital Corp.
                291 Ocean Avenue Lawrence, NY 11559

Common          George J. Gold                           359,078             11.09%
Stock           209 Sterling Road
                Harrison, NY 10528

----------
(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or member of a group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Accordingly, where applicable, each individual or group member's rights to acquire shares pursuant to the exercise of options or warrants are noted below.

(2) In accordance with Rule 13d-3(d) of the 1934 Act, assumes conversion of 16,500,000 currently exercisable warrants into an equal number of shares of Common Stock. Such warrants were issued on May 21, 1998 to NAN Investors, L.P. pursuant to a Forbearance Agreement filed as Exhibit
      (10)(bbb)(i) to the Form 10-K of which this Amendment is a part. The exercise price of the warrants is $0.10 per share and the Company does not therefore believe that any of the warrants will be exercised prior to the completion of the Chapter 11 proceeding. All outstanding warrants and options will be eliminated in the Chapter 11 reorganization.

Security Ownership of Management

      The following table sets forth information as of June 27, 2000, with respect to the beneficial ownership of the Common Stock, $.001 par value, of the Company by each of the executive officers and directors of the Company and all executive officers and directors as a group:

                         MANAGEMENT SHAREHOLDINGS TABLE

--------------------------------------------------------------------------------

Title            Name and                       Amount and
 of             Address of                       Nature of
Class           Beneficial                      Beneficial          Percent of
                 Owner                           Ownership           Class (1)

--------------------------------------------------------------------------------

Common          George J. Gold                   359,078                11.09%
Stock           209 Sterling Road
                Harrison, NY 10528

Common          John H. Treglia                      -0-                  -0-%
Stock           45 Ludlow Street
                Suite 602
                Yonkers, NY 10705

Common          Dr. Frank J. Castanaro               -0-                  -0-%
Stock           970 North Broadway,
                Suite 108
                Yonkers, NY 10701


Common          Marsha Ellis                         -0-                  -0-%
Stock           3680 Chartwell Drive
                Suwanee, GA 30024

Common          All directors and                359,078                11.09%
Stock           officers as a
                group (4 persons)

------------------------------------------
(Notes to Table Appear on Following Page)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following is a description of any transactions during the fiscal year ended February 27, 2000 or any presently proposed transactions, to which the Company was or is to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (i) any director or executive officer of the Company; (ii) any person who owns or has the right to acquire 5% or more of the issued and outstanding common stock of the Company; and (iii) any member of the immediate family of any such persons. Current management is not aware of any requirements, which may have been in effect prior to January 2000, with respect to the approval of related transactions by independent directors. Because of its current limited management resources, the Company does not presently have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote of the majority, or the unanimous written consent, of the full board of directors. All members of the board of directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

      On April 3, 2000, the Company entered into an employment agreement with John H. Treglia, its President and CEO. The agreement provides for an annual salary in the amount of $150,000 and a term of three years. Mr. Treglia has agreed to waive the right to be paid in cash until, in the opinion of the board of directors, the Company has sufficient financial resources to make such payments. In lieu of cash salary payments, Mr. Treglia may accept shares of common stock at, or at a discount from, the market price. His agreement provides for the possibility of both increases in salary and the payment of bonuses at the sole discretion of the board of directors, participation in any pension plan, profit-sharing plan, life insurance, hospitalization or surgical program or insurance program hereafter adopted by the Company (to the extent that the employee is eligible to do so under the provisions of such plan or program), reimbursement of business related expenses, for the non-disclosure of information which the Company deems to be confidential to it, for non-competition with the Company for the two-year period following termination of employment with the Company and for various other terms and conditions of employment. The Company does not intend to provide any of its employees with medical, hospital or life insurance benefits until the board of directors determines that it has sufficient financial resources to do so.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      The following is a list of all exhibits and financial statement schedules filed as part of this report, certain of which documents have been incorporated by reference to documents previously filed on behalf of the Company.

Financial Statements

     The financial statements filed as a part of this report are as follows:

Consolidated Balance Sheets-
February 27, 2000 and February 27, 1999                                   24

Consolidated Statements of Operations - Years Ended
February 27, 2000, February 27, 1999, and February 28, 1998               25

Consolidated Statements of Stockholders' Equity - Years Ended
February 27, 2000, February 27, 1999, and February 28, 1998               26

Consolidated Statements of Cash Flows - Years Ended
February 27, 2000, February 27, 1999, and February 28, 1998               27

Notes to Consolidated Financial Statements                                28

Report of Independent Certified Public Accounts -
 Grant Thornton LLP                                                       41

Consolidated Balance Sheets-                                              42
February 27, 1999 and February 28, 1998

Consolidated  Statements  of  Operations -
  Years Ended  February 27, 1999,                                         44
  February 28, 1998, and March 1, 1997

Consolidated  Statements of Stockholders'  Equity -
 Years Ended February 27,                                                 45
 1999, February 28, 1998, and March 1, 1997

Consolidated Statements of Cash Flows -
Years Ended February 27,  1999,
February 28, 1998, and March 1, 1997                                      47

Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedule                                       49

Reports on Form 8-K

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Exhibits

      Exhibits which, in their entirety, are incorporated by reference to any report, exhibit or other filing previously made with the Securities and Exchange Commission are designated by an asterisk (*) and the location of such material is included in its description.

Exhibit                            Description                              No.

(3)(a)     Certificate of Incorporation as currently in effect (filed as     *
           Exhibit 3 (a) to Form 10-K Report for the fiscal year ended February 27, 1988 (the "1988 10-K").

(3)(b)     By-Laws as currently in effect (filed as Exhibit 3(b) to the      *
           Form 8K dated August 15, 1996).

(3)(c)     Certificate of Incorporation of Nantucket Hosiery Mills Corp.    106
           filed March 1, 2000.

(3)(d)     Certificate of Incorporation of                                  108
           Nantucket Hosiery Mills Inc. filed February 25, 2000.

(4)(a)     Specimen Stock Certificate (filed as Exhibit 4(b) to              *
           Registration Statement on Form S-1, No. 2-87229 filed
           October 17, 1983 (the "1983 Form S-1).

(4)(b)     Share Purchase Rights Agreement, dated as of September 6,         *
           1988, between the Company and State Street Bank and Trust
           Company (filed as Exhibit 4(a) to Form 8-K Report dated as of September 6, 1988), as amended by the following:
           Amendment No. 1 dated October 3, 1988 (filed as Exhibit 9 to Schedule 14D-9 Amendment No. I dated October 4,
           1988), Amendment No. 2 dated October 18, 1988 (filed as
           Exhibit 14 to Schedule 14D-9 Amendment No. 2 dated
           October 19, 1988) and Amendment No. 3 dated November 1,
           1988 (filed as Exhibit 4(c) to Form 10-K Report for the fiscal year ended February 25, 1989 (the "1989 10K"),
           Amendment No. 4 dated as of November 17, 1988 (filed as
           Exhibit 1 to Amendment No. 1 to Form 8-A, dated
           November 18, 1988) and Amendment dated as of August 15,
           1994 (filed as Exhibit 4(e) to Form 8-K dated August 19,
           1994).

(4)(c)     Note Acquisition Rights Agreement dated as of September 6,        *
           1988 between the Company and State Street Bank and Trust
           Company, as amended on September 19, 1988 (filed as
           Exhibit 4(b) to Form 8-K Report dated Septemuer 6, 1988) as amended by the following: Amendment No. 2 dated
           October 3, 1988 (filed as Exhibit 10 to Schedule 14D-9
           Amendment No. 2 dated October 4, 1988), Amendment No.
           3 dated October 18, 1988 (filed as Exhibit 15 to Schedule
           14D-9 Amendment No. 2 dated October 19, 1988),
           Amendment No. 4 dated November 1, 1988, (filed as Exhibit
           4(d) to the 1989 10-K) and Amendment No. 5 dated as of November 17, 1988 (filed as Exhibit 2 to Amendment No. 1 to Form 8-A, dated November 18, 1988).

(4)(d)     Certificate of Designation, Preferences and Rights of             *
           Non-Voting Convertible Preferred Stock of Nantucket
           Industries, Inc. (filed as Exhibit 4 to Form 8-K Current
           Report dated March 22, 1994 (the "1994 8-K").

(4)(e)     Common Stock Purchase Agreement dated as of August 18,            *
           1994 by and among Company, Guess?, Inc., the Maurice
           Marciano 1990 Children's Trust, the Paul Marciano Trust u/t/d 2/20/86, the Armand Marciano Trust u/t/d 2/20/86 and
           The Samberg Group, L.L.C. (filed as Exhibit 4(d) to Form
           8-K dated August 19, 1994).

(4)(f)     Common Stock and Convertible Subordinated Debenture               *
           Purchase Agreement dated as of August 13, 1996 by and among Nantucket Industries, Inc. and NAN Investors, L.P.
           (filed as Exhibit 4(f) to the Form 8-K dated August 15,
           1996).

(4)(g)     Sixth Amendment dated as of August 15, 1996 to that certain       *
           Rights Agreement dated as of September 6, 1988 between
           Nantucket Industries, Inc., and State Street Bank & Trust
           Company (filed as Exhibit 4(g) to the Form 8-K dated
           August 15, 1996).

(9)        Voting Trust Agreement by and among the Samberg Group,            *
           L.L.C., George Gold, Donald Gold, Stephen Samberg,
           Stephen Sussman, Robert Polen, Ray Wathen, Nantucket
           Industries, Inc., Robert Rosen and Joseph Mazzella dated as of March 21, 1994 (filed as Exhibit 99(b) to 1994 8-K).

(10)(a)    Nantucket Industries, Inc. Savings Plan effective June 1,         *
           1988 by and between the Company and George Gold and Donald Gold as Trustees, Amendment No. 1 thereto dated
           June 22, 1990 and Amendment  No. 2 thereto dated  November
           19, 1990 (filed as Exhibit (10)(a) to Form 10-K Report for the fiscal year ended February 29, 1992 (the " 1992
           10-K")).

(10)(b)    Incentive Stock Option Plan (filed as Exhibit 10(d) to the        *
           1988 10-K).

(10)(c)    1988 Nantucket Industries, Inc. Nonstatutory Stock Option         *
           Plan (filed as Exhibit 10(c) to the 1989 10-K).

(10)(e)(i)   Trademark Agreement between Company and Faberge,                *
             Incorporated dated November 1, 1980 ("Trademark
             Agreement") regarding the trademarks "Faberge" and "BRUT" for use with men's and boy's underwear and bathing suits (filed as Exhibit 10(g)(i) to 1987 10-K);
             Amendment dated November 16, 1982 regarding the trademark "BRUT 33" (filed as Exhibit 10(m) to 1983 S-1);
             Letter dated August 24, 1983 from Faberge to Company with respect to renewal of the Trademark Agreement for an additional five year period (filed as Exhibit 10(g)(iii) to 1987 10-K); Amendment dated May 6, 1983 regarding the trademarks "BRUT Medallion Design" and "Brut Royale"
             (filed as Exhibit 10(k)(ii) to 1983 S-1; Amendment dated
             December 5, 1983 (filed as Exhibit 10(g)(iv) to the Form
             10-K Report for the fiscal year ended March 3, 1984 (the "
             1984 10-K"); Amendment dated October 3 1, 1984 (filed as
             Exhibit 10(g)(xiii) to the Form 10-K Report for the fiscal year ended March 2, 198 5 (the "1985 10-K")); Amendment dated March 14, 1986 extending license to include swimwear tops (filed as Exhibit 10(g)(v) to the 1986 10-K; Amendment dated April 25, 1984 (filed as Exhibit 10(g)(v) to the 1984 10-K); Letter dated December 31, 1987, extending term of Trademark Agreement for an additional five year period and deleting men's and boy's bathing suits from coverage (filed as Exhibit 10(g)(iii) to the 1988 10-K); extension dated
             February 24, 1989, extending expiration date of the Trademark Agreement to February 28, 1998 (filed as Exhibit 10(e)(ii) to the 1989 10-K).

(10)(e)(ii)  Intentionally omitted.

(10)(e)(iii) License Agreement between the Company and BRITTANIA             *
             Sportswear, Ltd. (subsidiary of Levi Strauss) dated
             September 6, 1988 for the manufacture and sale of men's and ladies' underwear under the "BRITTANIA" trademark (filed as Exhibit 19 to Form 10-Q for the Quarter ended August 27,
             1988).

(10)(e)(iv)  License Agreement between the Company and BRITTANIA             *
             Sportswear, Ltd. (subsidiary of Levi Strauss) dated December
             31, 1991 for the manufacture and sale of men's and ladies' underwear under the "BRITTANIA" trademark (filed as Exhibit 10(e)(iv) to Form 10-K for the fiscal year ending February 26, 1994.

(10)(e)(v)   Amendment dated January 31, 1996 to License Agreement           *
             between the Company and BRITTANIA Sportswear, Ltd.
             (subsidiary of Levi Strauss) for the manufacture and sale of men's and ladies' loungewear under the "BRITTANIA" trademark.

(10)(e)(vi)  Intentionally omitted.

(10)(e)(vii) License Agreement between the Company and Brittania             *
             Sportswear Limited, a subsidiary of Levi Strauss & Co.
             effective as of January 1, 1997, extending the Company's license through December 31, 1999, for the manufacture and
             sale  of  men's   underwear  and   loungewear   under  the
             'BRITTANIA" trademark (filed as Exhibit 10(e)(iii) to the Form 10-Q for the quarter ended August 31, 1996).

(10)(f)      Modification and Extension of Lease dated November 30,          *
             1982 between Company and Satti Development Corp. (filed as Exhibit 10(1) to the 1983 10-K); (i) amendment dated
             February 16, 1988 extending term of lease through April 30, 1993 (filed as Exhibit 10(h) to the 1988 10-K); (ii) amendment dated August 15, 1991 expanding dernised premises, extending term of lease through May 31, 1997 and modifying annual rental (filed as Exhibit 10(f)(ii) to 1992
             Form 10-K).

(10)(f)(i)   Intentionally omitted.

(10)(g)      Promissory Notes from George J. Gold and Donald D. Gold         *
             to Company (filed as Exhibit 10(s) to 1983 S-1).

(10)(h)      Intentionally omitted.

(10)(i)      Amended and Restated Credit Agreement dated December            *
             8, 1989, between Company and Manufacturers Hanover
             Trust Company ("MHTC") for the borrowing of up to $11,500,000 of which $8,500,000 is on a revolving credit basis until March 5, 1993, the balance to be used against letters of credit issued by NIETC for the benefit of the Company; $8,500,000 Note dated December
             8, 1989, from Company to MHTC; Continuing Letter of
             Credit Security Agreement dated December 8, 1989, between Company and MHTC. (filed as Exhibit 10(i) to the Form 10-K Report for the fiscal year ended March
             3, 1990 (the " 1990 10-K") Omitted exhibits to said
             Agreement will be ftunished to the Commission upon request. (i) First Amendment dated August 1, 1990 to
             Loan Agreement between Company and M]HTC (filed as
             Exhibit 10(i)(i) to the Form 10-K Report for the fiscal year ended March 2, 1991); (ii) Second
             Amendment and Waiver dated as of May 23, 1991 to Loan
             Agreement between Company and MHTC (filed as Exhibit
             (10)(i)(ii) to the 1992 Form 10-K); (iii) Fifth
             Amendment and Waiver dated as of February 22, 1993, to Amended and Restated Credit Agreement dated as of December 8, 1989, between the Company and Chemical
             Bank, as successor by merger to MHTC (filed as Exhibit
             (iii) to the Form 8-K dated March 4, 1993); (iv) Sixth
             Amendment and Waiver dated as of March 4, 1993, to Amended and Restated Credit Agreement (filed as
             Exhibit 10(k)(iv) to 1993 10-K).

(10)(j)(i)   Revolving Credit Agreement dated as of December 30, 1993        *
             by and between Chemical Bank, Nantucket Industries, Inc., Nantucket Mills, Inc. and Nantucket Management
             Corporation (the "Credit Agreement") (filed as Exhibit 10(j)(i) to the 1994 Form 10-K).

(10)(j)(ii)  First Amendment to Credit Agreement dated as of February        *
             28, 1994 by and between Chemical Bank, Nantucket
             Industries, Inc., Nantucket Mills, Inc. and Nantucket
             Management Corporation (filed as Exhibit 10(j)(ii) to the
             1994 10-K).

(10)(j)(iii) Second Amendment to Credit Agreement dated as of March          *
             17, 1994 by and between Chemical Bank, Nantucket
             Industries, Inc., Nantucket Mills, Inc. and Nantucket
             Management Corporation (filed as Exhibit 10(j)(iii) to the
             1994 10-K).

(10)(k)      Intentionally omitted.

(10)(n)      Intentionally omitted.

(10)(o)      Intentionally omitted.

(10)(q)      Intentionally omitted.

(10)(s)      Intentionally omitted.

(10)(t)      Intentionally omitted.

(10)(u)      Intentionally omitted.

(10)(v)      Sublicense Agreement dated November 20, 1991 by and             *
             among Dawson Consumer Products, Inc., Company and PGH
             Company regarding the use of the trademark "Adolfo" on men's high fashion underwear briefs (filed as Exhibit (10)(v) to the 1992 Form 10-K).

(10)(w)      Sublicense Agreement dated October 16, 1992 by and among        *
             Salant Corporation, Dawson Consumer Products, Inc. and the Company regarding the use of the trademark "John Henry" on men's high fashion underwear briefs (filed as Exhibit
             (10)(w) to the 1992 Form 10-K).

(10)(x)      Employment Agreement dated May 26, 1992 by and between          *
             the Company and Stephen P. Sussman (filed as Exhibit 10(x) to the Form 10Q Report for November 28, 1992) as amended by the Amendment dated August 8, 1994 (filed as Exhibit
             99(a) to Form 8-K dated August 19, 1994).

(10)(x)(i)   Amendment No. 2 dated August 9, 1996 to that certain            *
             Employment Agreement dated as of May 26, 1992 by and between Nantucket Industries, Inc. and Stephen P. Sussman
             (filed as Exhibit 99(a) to the Form 8-K dated August 15,
             1996).

(10)(y)      Purchase and Sale Agreement dated as of July 31, 1997 by        *
             and among Mimms Investments, a Georgia general partnership and Nantucket Industries, Inc. regarding the sale of the Company's property at 200 Cook St., Cartersville, GA.(filed as Exhibit (10)(y) to 10Q report for August 30,
             1997).

(10)(y)(i)   Amendment dated August 14, 1997 to Purchase and Sale            *
             Agreement dated as of July 31, 1997 by and among Mimms Investments, a Georgia general partnership regarding the sale of the Companys property located at 200 Cook St., Cartersville, GA (filed as Exhibit (10)(y)(i) to 10Q report for August 30, 1997).

(10)(y)(ii)  Amendment dated August 27, 1997 to Purchase and Sale            *
             Agreement dated as of July 31, 1997 by and among MimmsInvestments, a Georgia general partnership regarding the sale of the Companys property located at 200 Cook St., Cartersville, GA (filed as Exhibit (10)(y)(ii) to 10Q report for August 31,1997).

(10)(z)(i)   Intentionally omitted.

(10)(z)(ii)  Amended and Restated Employment Agreement by and                *
             between Nantucket Industries, Inc. and Stephen M. Samberg
             (filed as Exhibit 10(z)(ii) to the 1994 Form 10-K) as amended by the Amendment dated August 8, 1994 (filed as Exhibit 99(c) to Form 8-K dated August 19, 1994).

(10)(z)(iii) Amendment No. 2 dated August 9, 1996 to that certain            *
             Employment Agreement dated as of March 18, 1994 by and between Nantucket Industries, Inc. and Stephen M. Samberg
             (filed as Exhibit 99(c) to the Form 8-K dated August 15,
             1996).

(10)(z)(iv)  Amendment No. 3 dated July 1, 1997 to that certain              *
             Employment Agreement dated as of March 18, 1994 by and between Nantucket Industries, Inc and Stephen M. Samberg
             (filed as Exhibit (10)(z)(iv) to 1998 10-K).

(10)(aa)     License Agreement dated October 5, 1992 between Cluett          *
             Peabody & Co., Inc. and Company with respect to the ARROW trademark (filed as Exhibit 2 to Form 10Q Report for November 28, 1992).

(10)(bb)     License Agreement dated December 9, 1992 between                *
             GUESS?, Inc. and Company with respect to the GUESS?
             trademark (filed as Exhibit 3 to Form 10Q Report for November 28, 1992).

(10)(cc)     Company's  1992  Long-Term  Stock  Option Plan (filed as        *
             Exhibit 4 to Form 10Q Report for November 28, 1992).

(10)(dd)     Company's 1992 Executive Performance Benefit Plan (filed        *
             as Exhibit 5 to Form 10Q for November 28, 1992).

(10)(ee)     Management Agreement made as of January 1, 1993 by and          *
             between Nantucket Management Corp. (a subsidiary of
             Company) and Company (filed as Exhibit 10(ee) to 1993
             10-K).

(10)(ff)     License Agreement dated December 21, 1992 between               *
             Company and McGregor Corporation with respect to the Botany 500 Trademark (filed as Exhibit 10(ff) to 1993
             10-K).

(10)(ff)(I)  Letter Agreement dated July 10, 1995 amending License           *
             Agreement between the Company and McGregor Corporation with respect to the Botany 500 Trademark (filed as Exhibit
             10(ff) to 1993 10-K).

(10)(gg)     Severance Agreement dated as of March 18, 1994 by and           *
             among Nantucket Industries George J. Gold and Donald Gold
             (filed as Exhibit 10(gg)(i) to the Form 10K Report for the fiscal year ended February 25, 1995). (Filed as Exhibit
             10(gg) to the 1994 Form 10-K) as amended by the Amendment dated August 17, 1994 (filed as Exhibit 99(b) to
             Form 8-K dated August 19, 1994).

(10)(gg)(i)  Letter dated February 28, 1995 amending Severance               *
             Agreement by and among Company, George J. Gold and
             Donald D. Gold (filed as Exhibit 10(gg)(i) to the Form 10-K Report for the fiscal year ended February 25, 1995).

(10)(gg)(ii)  Third Amendment dated August 9, 1996 to that certain           *
              Severance Agreement dated as of March 18, 1994 by and among Nantucket Industries, Inc. George J. Gold and Donald
              D. Gold (filed as Exhibit 99(b) to the Form 8-K dated August 15, 1996).

(10)(hh)      Agreement dated as of March 1, 1994 by and among the           *
              Samberg Group, L.L.C., George J. Gold, Donald D. Gold,
              Stephen M. Samberg, Stephen P. Sussman, Robert Polen,
              Raymond L. Wathen and Nantucket Industries, Inc. (filed as
              Exhibit 10(hh) to the 1994 Form 10-K).

(10)(ii)      Loan and Security Agreement by and between Nantucket           *
              Industries, Inc. and Congress Financial Corp. dated as of
              March 21, 1994 (filed as Exhibit 99(b) to 1994 8-K).

(10)(ii)(i)   Amendment No. 2 dated July 31, 1996, to Loan and Security      *
              Agreement dated as of March 21, 1994, among Nantucket Industries, Inc. and Congress Financial Corp. (filed as Exhibit 99(o) to the Form 8-K dated August 15, 1996).

(10)(ii)(ii)  Amendment No. 3 dated August 15, 1996, to Loan and             *
              Security Agreement dated as of March 21, 1994, among
              Nantucket Industries, Inc. and Congress Financial Corp. (filed as Exhibit 99(p) to the Form 8-K dated August 15, 1996).

(10)(ii)(iii) Amendment No. 4 dated March 18, 1997 to Loan and               *
              Security Agreement dated as of March 21, 1994 among
              Nantucket Industries, Inc and Congress Financial Corp (filed as Exhibit (10)(ii)(ih) to 10Q report for August 30, 1997).

(10)(ii)(iv)  Amendment No. 5 dated March 31, 1997 to Loan and               *
              Security Agreement dated as of March 21, 1994 among
              Nantucket Industries, Inc and Congress Financial Corp (filed as Exhibit (10)(ii)(iv) to 10Q report for August 30, 1997).

(10)(ii)(v)   Amendment No. 6 dated May 4, 1997, to Loan and Security        *
              Agreement dated as of March 21, 1994, among Nantucket
              Industrie, Inc and Congress Financial Corp (filed as Exhibit
              (10)(ii)(v) to 10Q report for August 30, 1997).

(10)(ii)(vi)  Extention dated March 20, 1998 to the Loan and Security        *
              Agreement dated as of March 21, 1994, among Nantucket Industries, Inc and Congress Financial Corp.(filed as Exhibit
              (10)(ii)(vi) to 1998 10-K).

(10)(ii)(vii) Extention No. 2 dated May 20, 1998 to the Loan and             *
              Security Agreement dated as of March 21, 1994, among
              Nantucket Industries. Inc and Congress Financial Corp. (filed as Exhibit (10)(ii)(vii) to 1998 10-K).

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

(10)(mm)      General Security Agreement by Nantucket Management             *
              Corporation in favor of Congress Financial Corp. dated as of March 21, 1994 (filed as Exhibit 99(f) to 1994 8-K).

(10)(nn)      Amended and Restated Credit Agreement by and among             *
              Chemical Bank, Nantucket Industries, Inc., Nantucket Nfills, Inc. and Nantucket Management Corporation dated as of
              March 21, 1994 (filed as Exhibit 99(g) to 1994 8-K) and amended by the Amendment dated as.of August 18, 1994 (filed as Exhibit 99(e) to the Form 8-K dated August 19,
              1994).

(10)(oo)      Amended and Restated Security Agreement by and between         *
              Nantucket Industries, Inc. and Chemical Bank dated as of
              March 21, 1994 (filed as Exhibit 99(h) to 1994 Form 8-K).

(10)(pp)      Amended and Restated Security Agreement by and between         *
              Nantucket Mills, Inc. and Chemical Bank dated as of March
              21 1994 (filed as Exhibit 99(i) to 1994 8-K).

(10)(qq)      Security Agreement by and between Management                   *
              Corporation and Chemical Bank dated as of March 21, 1994
              (filed as Exhibit 99(j) to 1994 8-K).

(10)(rr)      Deed to Secure Debt, Security Agreement and Assignment of      *
              Leases and Rents by Nantucket Industries, Inc. to Chemical
              Bank dated as of June 8, 1994 (filed as Exhibit 10(ss) to the 1994 Form 10-K). and Assignment of Leases and Rents by
              Nantucket Industries, Inc. to Congress Financial Corporation dated June 8, 1994 (filed as Exhibit 10(rr) to the 1994 Form 10-K).

(10)(ss)      Deed to Secure Debt, Security Agreement and Assignment of      *
              Leases and Rents by Nantucket Industries, Inc. to Chemical
              Bank dated as of June 8, 1994 (filed as Exhibit 10(ss) to the 1994 Form 10-K).

(10)(tt)      Employment Agreement dated November 23, 1994 by and            *
              between Company and Raymond L. Wathen (filed as Exhibit
              10(tt) to Form 10-K Report for the fiscal year ended
              February 25, 1995).

(10)(tt)(i)   Amendment to Employment Agreement entered into as of           *
              January 1, 1996 between Company and Raymond L. Wathen.

(10)(uu)      Employment Agreement dated July 1, 1994 by and between         *
              Company and Ronald S. Hoffman (filed as Exhibit 10(uu) to
              Form 10-K Report for the fiscal year ended February 25,
              1995).

(10)(uu)(i)   Letter Agreement dated June 12, 1995 between Company and       *
              Ronald S. Hoffman, extending the term of his employment to June 30, 1996.

(10)(uu)(ii)  Letter Agreement dated August 9, 1996 between Company          *
              and Ronald S. Hoffman amending the change of control provision in his employment agreement (filed as Exhibit
              99(e) to the Form 8-K dated August 15, 1996).

(10)(uu)(iv)  Letter Agreement dated as of June 30, 1996 between             *
              Company and Ronald S. Hoffman, extending the term of his employment to June 30, 1997 (filed as Exhibit 99(j) to the
              Form 8-K dated August 15, 1996).

(10)(vv)      Employment Agreement dated as of January 1996 by and           *
              between Company and Joseph Visconti.

(10)(vv)(i)   Amendment dated August 9, 1996 to that certain                 *
              Employment Agreement dated as of January 1, 1996 by and between Nantucket Industries, Inc and Joseph Visconti (filed as Exhibit 99(d) to the Form 8-K dated August 15, 1996).

(10)(vv)(ii)  Amendment No. 2 dated as of July 1, 1997 to that certain       *
              Employment Agreement dated as of January 1, 1996 by and between Nantucket Industries and Joseph Visconti (filed as Exhibit (10)(vv)(ii) to the 1998 10-K Form).

(10)(ww)      First Amendment, dated as of December 15, 1995 to              *
              Amended and Restated Credit Agreement dated as of March
              21, 1994, among Nantucket Industries, Inc. and its subsidiaries and Chemical Bank (filed as Exhibit (10)(w) to
              Form 10-Q Report for the quarter ended November 25,
              1995).

(10)(xx)      Complaint filed on March 7, 1997 with Superior Court of        *
              California for the County of San Francisco C.A. No. 985160, Nantucket Industries, Inc. v. Levi Strauss & Co., and
              Brittania Sportswear Limited (filed as Exhibit 99(q) to the
              Form 8-K dated March 7, 1997).

(10)(zz) Press Release dated March 10, 1997 (filed as Exhibit 99(r) to * the Form 8-K dated March 7, 1997).

(10)(aaa)     Lease between Company and First Industrial LP dated            *
              December 3, 1997 (filed as Exhibit 99(s) to Form 8-K dated November 26, 1997.

(10)(bbb)     Letter Agreement dated September 30, 1997 from Nantucket       *
              Industries, Inc. to NAN Investers,LP (filed as Exhibit 99(t) to the 10Q report for November 29, 1997.)

(10)(bbb)(i)  Letter Agreement No. 2 dated May 19, 1998 from Nantucket       *
              Industries to NAN Investers LP (filed as Exhibit (10)(bbb)(i) to 1998 Form 10-K).

(10)(ccc) Termination of License Agreement dated March 25, 1998 between GUESS? Inc. and the Company (filed as Exhibit
              (10)(ccc) to 1998 Form 10-K).

(10)(ddd)     Employment Agreement, dated April 3, 2000, between John
              H. Treglia and the Company                                   112

16(a)         Letter, dated June 8, 2000, of Grant Thornton LLP regarding
              change in certifying accountant                              120

23(a)         Consent of Grant Thornton LLP dated June 14, 2000            121

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.

                                          NANTUCKET INDUSTRIES, INC.

July 3, 2000                              By /s/ John H. Treglia
                                             -----------------------------------
                                                  John H. Treglia, President,
                                                  Secretary and CFO

July 3, 2000                              By /s/ Marsha Ellis
                                             -----------------------------------
                                                  Marsha Ellis, Treasurer and
                                                  Chief Accounting Officer

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

July 3, 2000                                 /s/ John H. Treglia
                                             -----------------------------------
                                                  John H. Treglia, Director

July 3, 2000                                 /s/ Frank Castanaro
                                             -----------------------------------
                                                  Frank Castanaro, Director

July 3, 2000                                 /s/ George J. Gold
                                             -----------------------------------
                                                  George J. Gold, Director

                     INDEX OF EXHIBITS BEING FILED HEREWITH

                                                                           Page
                                                                           ----

3.  (c) Certificate of Incorporation of Nantucket
        Hosiery Mills Corp. filed March 1, 2000 ...........................106


    (d) Nantucket Hosiery Mills Inc. filed
        February 25, 2000 .................................................108


10. (ddd) Employment Agreement, dated April 3, 2000
          between John H. Treglia and the Company .........................112

16. (a) Letter, dated June 8, 2000, of Grant Thornton LLP
        regarding change in certifying accountant .........................120

23. (a) Consent of Grant Thornton LLP dated June 14, 2000 .................121