Form 10-Q
period 2000-05-31
NANTUCKET INDUSTRIES INC
filed 2000-07-28
CIK 69623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                          Commission File Number 1-8509

                           NANTUCKET INDUSTRIES, INC.

               (Exact Name of Issuer as Specified in Its Charter)

            Delaware                                      58-0962699
 (State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

                  73 Fifth Avenue, Suite 6A, New York, NY 10003
                    (Address of Principal executive offices)

                                 (917) 853-0475
                (Issuer's telephone number, including area code)

                                   ----------

         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 15, 2000, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                           Nantucket Industries, Inc.
                             (Debtor-in-Possession)

                                   ----------

                                TABLE OF CONTENTS
PART I

Item 1 - Financial Information (unaudited)                           Page
                                                                     ----

         Nantucket Industries, Inc. and Subsidiaries
           Consolidated Balance Sheet as of
             May 31, 2000.............................................. 3

         Consolidated Statements of Operations
           for the three month periods
             ended May 31, 2000 and May 29, 1999........................4

         Consolidated Statements of Cash Flows
           for the three-month periods
             ended May 31, 2000 and May 29, 1999........................5

         Notes to Financial Statements..................................6


Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................7

PART II

Item 1 - Legal Proceedings............................................. 8

Item 6 - Exhibits and Reports on Form 8-K.............................. 8


      The financial statements are unaudited. However, the management of the issuer believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at May 31, 2000 and the results of its operations and changes in its financial position for the three month periods ended May 31, 2000 and May 29, 1999.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                         May 31,         February 27,
                                                                                          2000               2000
                                                                                      -------------      ------------
                                                                                       (unaudited)           (1)
                                 Assets
CURRENT ASSETS
   Cash                                                                               $       1,452      $      1,452
   Accounts receivable (Notes 2 and 8)
   Inventories (Notes 6 and 8)
   Other current assets                                                                      20,331            20,331
                                                                                      -------------      ------------
              Total current assets                                                           21,783            21,783
                                                                                      -------------      ------------
Property, plant and equipment, net                                                                0                 0
Other assets, net                                                                                 0                 0
                                                                                      -------------      ------------
                                                                                      $      21,783      $     21,783
                                                                                      =============      ============
              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Convertible subordinated debentures (Note 4)                                       $     826,825      $    826,825
   Current portion of capital lease obligations (Note 8)                                     93,070            93,070
   Accounts payable                                                                         244,764           244,764
   Accrued salaries and employee benefits                                                    11,031            11,031
   Accrued unusual charge (Note 5)                                                          177,083           177,083
   Accrued expenses and other liabilities                                                   129,515           129,515
   Accrued royalties                                                                        319,048           319,048
                                                                                      -------------      ------------
              Total current liabilities                                                   1,701,356         1,701,356
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                 0                 0
                                                                                          1,701,356         1,701,356
                                                                                      -------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 500,000 shares authorized, of which
      5,000 shares have been designated as non-voting with liquidating
      preference of $200 per share and are issued and outstanding                               500               500
   Common stock, $.10 par value; authorized 20,000,000 shares;
      issued 3,241,848                                                                      324,185           324,185
   Additional paid-in capital                                                            12,539,503        12,539,503
   Deferred issuance cost                                                                   (61,069)          (61,069)
   Accumulated deficit                                                                  (14,462,755)      (14,462,755)
                                                                                      -------------      ------------
                                                                                         (1,659,636)       (1,659,636)
   Less 3,052 shares of common stock held in treasury, at cost                               19,937            19,937
                                                                                      -------------      -----------
                                                                                         (1,679,573)       (1,679,573)
                                                                                      -------------      ------------
                                                                                      $      21,783      $     21,783
                                                                                      =============      ============

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         May 31,       May 29,
                                                          2000          1999
                                                     -----------     ----------
  Net sales                                           $        0     $2,182,275
  Cost of sales                                                0      1,496,609
                                                     -----------     ----------

                Gross profit                                   0        685,666
                                                     -----------     ----------

  Selling, general and administrative expenses                 0        658,825
                                                     -----------     ----------

                Operating (loss) profit                        0         26,841
                                                     -----------     ----------

  Other income                                                 0              0
  Interest expense                                             0        (95,592)
                                                     -----------     ----------

                Net income (loss)                              0        (68,751)
                                                     -----------     ----------
  Net income (loss) per share - basic and diluted
    (Note 3)                                                              (0.02)
                                                     -----------     ----------
  Weighted average common shares outstanding           3,238,796      3,238,796
                                                     ===========     ==========

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                     Thirteen Weeks Ended
                                                                                ------------------------------
                                                                                      May 31,         May 29,
                                                                                       2000            1999
                                                                                    --------          -------
   Cash flows from operating activities:
     Net (loss) earnings                                                            $      0         $ (68,751)
     Adjustments to reconcile net (loss) income
        to net cash (used in) provided by operating activities:
          Depreciation and amortization                                                    0            58,453
          Provision for doubtful accounts                                                  0             7,489
          Gain on sale of fixed assets                                                     0                 0
          Provision for obsolete and slow-moving inventory                                 0                 0
          (Increase) decrease in assets
             Accounts receivable                                                           0          (819,214)
             Inventories                                                                   0           378,109
             Other current assets                                                          0           (66,492)
          Increase (decrease) in liabilities
             Accounts payable                                                              0           197,843
             Accrued expenses and other liabilities                                        0           (81,671)
             Accrued unusual charge                                                        0            (8,333)
                                                                                    --------          --------
                Net cash (used in) provided by operating activities                        0          (402,567)
                                                                                    --------          --------
  Cash flows from investing activities
     (Additions) removals to property, plant and equipment                                 0            (5,186)
     Proceeds from sale of fixed assets                                                    0                 0
     Decrease in other assets                                                              0                 0
                                                                                    --------          --------
                Net cash used in investing activities                                      0            (5,186)
                                                                                    --------          --------
  Cash flows from financing activities
     Repayments under line of credit agreement, net                                        0                 0
     Payments of capital lease obligations                                                 0           (13,671)
     Repayments of long-term debt                                                          0                 0
                                                                                    --------          --------
                Net cash used in financing activities                                      0           (13,671)
                                                                                    --------          --------
                  NET (DECREASE) INCREASE IN CASH                                          0          (421,424)

  Cash at beginning of period                                                              0           622,268
                                                                                    --------          --------
  Cash at end of period                                                             $      0          $200,844
                                                                                    ========          ========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period:
        Interest                                                                    $      0           $ 3,119
                                                                                    ========          ========
        Income taxes                                                                $      0                $0
                                                                                    ========          ========

The accompanying notes are an integral part of these statements.

                   NANTUCKET INDUSTRIES, INC.AND SUBSIDIARIES
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
               THIRTEEN WEEKS ENDED MAY 31, 2000 AND MAY 29, 1999
               --------------------------------------------------
                                   (unaudited)

      The following notes to the consolidated financial statements should be read in light of the following:

      As a result of the following, all information which appears in the financial statements included in this report, is purely historical and will have no impact on future operations and results, if any. For an explanation of the Company's historical accounting policies and data, reference is made to the Notes to the Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended February 27, 2000.

      The Company experienced significant losses from operations in recent years which resulted in severe cash flow deficiencies. As a result of such losses and the Company's inability to raise financing to continue operations, it became insolvent and, finally, it terminated all business operations in October 1999.

      On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The goal of the projected reorganization will be for the Company and each of its subsidiaries to be merged with, or to acquire the assets or the capital stock of, existing businesses, or to effect similar business combinations. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Plan of Reorganization and the Disclosure Statement, which Management intends to file with the Bankruptcy Court, will propose that the Company acquire, in a "reverse acquisition", Accutone Inc., a Delaware Corporation ("Accutone") controlled by John H. Treglia, the Company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). Before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors, confirmed by the Bankruptcy Court, and not objected to after the fact by the court-appointed Trustee for the Creditors. A hearing before the Bankruptcy Court with respect to the aforesaid is currently scheduled for September 7, 2000. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmations will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that if such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transaction had been effected on an arms length basis. If a Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed, but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      The Company experienced significant losses from operations in recent years which resulted in severe cash flow deficiencies. As a result of such losses and the Company's inability to raise financing to continue operations, it became insolvent and, finally, it terminated all business operations in October 1999. On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (see Part II, Item 1 "Legal Proceedings" in this report).

      As a result of the foregoing, during the quarter ended May 31, 2000, the Company made no sales, realized no revenues, and incurred no operational expenses.

      For discussions in more detail respecting the Company's results of operations during the three years leading up to the termination of operations, reference is made to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of 0perations" which appeared in the Company's annual reports on Forms 10-K for the fiscal years ended February 27, 2000 and 1999.


Liquidity and Capital Resources

      During the several years leading up to the termination of operations, the Company had funded its operating losses by refinancing its debt and increasing its capital through the sale of debt and equity securities. As at May 31, 2000, the Company's assets and liabilities were unchanged from the February 27, 2000 year end, with total assets of $21,783 and total liabilities of $1,701,356.

      For discussions in more detail respecting the Company's liquidity and capital resources during the three years leading up to the termination of operations, reference is made to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of 0perations" which appeared in the Company's annual reports on Forms 10-K for the fiscal years ended February 27, 2000 and 1999.

                                     PART II

                               OTHER INFORMATION

Item 1 - Legal Proceedings

      On March 3, 2000, Nantucket Industries, Inc. (the "Company") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. (Case Name:
Nantucket Industries, Inc., Case Number: 00-B 10867). The goal of the projected reorganization will be for the Company and each of its subsidiaries to be merged with, or to acquire the assets or the capital stock of, existing businesses, or to effect similar business combinations. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Plan of Reorganization and the Disclosure Statement, which Management intends to file with the Bankruptcy Court, will propose that the Company acquire, in a "reverse acquisition", Accutone Inc., a Delaware Corporation ("Accutone") controlled by John H. Treglia, the Company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). Before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors, confirmed by the Bankruptcy Court, and not objected to after the fact by the court-appointed Trustee for the Creditors. A hearing before the Bankruptcy Court with respect to the aforesaid is currently scheduled for September 7, 2000. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmations will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that if such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transaction had been effected on an arms length basis. If a Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed, but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.


Item 6 - Exhibits and Reports on Form 8-K

      (a) No Exhibits are being filed herewith:

      (b) A Current Report on Form 8-K, dated March 7, 2000, was filed during the quarter ended May 31, 2000. Item 3. "Bankruptcy or Receivership" of such Report included information respecting the Company's filing of a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. This matter is discussed in more detail, above, in Item 1 "Legal Proceedings" of Part II of this Report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NANTUCKET INDUSTRIES, INC.

Date: July 25, 2000                     By /s/ John H. Treglia
                                          --------------------------------------
                                          John H. Treglia,
                                          President, Secretary and CFO

Date: July 25, 2000                       By /s/ Marsha C. Ellis
                                          --------------------------------------
                                          Marsha C. Ellis,
                                          Treasurer and Chief Accounting Officer