Form 10-Q/A
period 2000-05-31
NANTUCKET INDUSTRIES INC
filed 2000-08-16
CIK 69623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
(Mark One)

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

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                         May 31,         February 27,
                                                                                          2000               2000
                                                                                      -------------      ------------
                                                                                       (unaudited)           (1)
                                 Assets
CURRENT ASSETS
   Cash                                                                               $       1,452      $      1,452
   Accounts receivable
   Inventories
   Other current assets                                                                      20,331            20,331
                                                                                      -------------      ------------
              Total current assets                                                           21,783            21,783
                                                                                      -------------      ------------
Property, plant and equipment, net                                                                0                 0
Other assets, net                                                                                 0                 0
                                                                                      -------------      ------------
                                                                                      $      21,783      $     21,783
                                                                                      =============      ============
              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Convertible subordinated debentures                                                $     826,825      $    826,825
   Current portion of capital lease obligations                                              93,070            93,070
   Accounts payable                                                                         244,764           244,764
   Accrued salaries and employee benefits                                                    11,031            11,031
   Accrued unusual charge                                                                    77,083            77,083
   Accrued expenses and other liabilities                                                   129,515           129,515
   Accrued royalties                                                                        319,048           319,048
                                                                                      -------------      ------------
              Total current liabilities                                                   1,701,356         1,701,356
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                 0                 0
                                                                                          1,701,356         1,701,356
                                                                                      -------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 500,000 shares authorized, of which
      5,000 shares have been designated as non-voting with liquidating
      preference of $200 per share and are issued and outstanding                               500               500
   Common stock, $.10 par value; authorized 20,000,000 shares;
      issued 3,241,848                                                                      324,185           324,185
   Additional paid-in capital                                                            12,539,503        12,539,503
   Deferred issuance cost                                                                   (61,069)          (61,069)
   Accumulated deficit                                                                  (14,462,755)      (14,462,755)
                                                                                      -------------      ------------
                                                                                         (1,659,636)       (1,659,636)
   Less 3,052 shares of common stock held in treasury, at cost                               19,937            19,937
                                                                                      -------------      -----------
                                                                                         (1,679,573)       (1,679,573)
                                                                                      -------------      ------------
                                                                                      $      21,783      $     21,783
                                                                                      =============      ============

(1) Derived from audited financial statements.

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         May 31,       May 29,
                                                          2000          1999
                                                     -----------     ----------
  Net sales                                           $        0     $2,182,275
  Cost of sales                                                0      1,496,609
                                                     -----------     ----------

                Gross profit                                   0        685,666
                                                     -----------     ----------

  Selling, general and administrative expenses                 0        658,825
                                                     -----------     ----------

                Operating (loss) profit                        0         26,841
                                                     -----------     ----------

  Other income                                                 0              0
  Interest expense                                             0        (95,592)
                                                     -----------     ----------

                Net income (loss)                              0        (68,751)
                                                     -----------     ----------
  Net income (loss) per share - basic and diluted                         (0.02)
                                                     -----------     ----------
  Weighted average common shares outstanding           3,238,796      3,238,796
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


                                        NANTUCKET INDUSTRIES, INC.

Date: August 15, 2000                   By /s/ John H. Treglia
                                          --------------------------------------
                                          John H. Treglia,
                                          President, Secretary and CFO

Date: August 15, 2000                   By /s/ Marsha C. Ellis
                                          --------------------------------------
                                          Marsha C. Ellis,
                                          Treasurer and Chief Accounting Officer