Form 10-Q
period 2000-08-25
NANTUCKET INDUSTRIES INC
filed 2000-11-20
CIK 69623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 25, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

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

                  73Fifth Avenue, Suite 6A, New York, NY 10003
                    (Address of Principal executive offices)

                                 (917) 853-0475
                (Issuer's telephone number, including area code)

         _______________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of November 17, 2000, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                           Nantucket Industries, Inc.
                             (Debtor-in-Possession)

                                   ----------

                                TABLE OF CONTENTS

PART I

Item 1 - Financial Information (unaudited)                                 Page
                                                                           ----

         Nantucket Industries, Inc. and Subsidiaries
           Consolidated Balance Sheet as of
             August 25, 2000 ..............................................    3

         Consolidated Statements of Operations
           for the twenty six week periods
             ended August 25, 2000 and August 28, 1999 ....................    4

         Consolidated Statements of Cash Flows
           for the twenty six week periods
             ended August 25, 2000 and August 28, 1999 ....................    5

         Notes to Financial Statements ....................................    6

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations .....................    8

PART II

Item 1 - Legal Proceedings ................................................    9

Item 6 - Exhibits and Reports on Form 8-K .................................   10

                                   ----------

      The financial statements are unaudited. However, the management of the issuer believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at August 25, 2000 and the results of its operations and changes in its financial position for the thirteen and twenty six week periods ended August 25, 2000 and August 28, 1999.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                     August 25,    February 27,
                                                        2000          2000
                                                    ---------------------------
                                                     (unaudited)       (1)
                    Assets
CURRENT ASSETS
   Cash                                             $      1,452   $      1,452
   Accounts receivable
   Inventories                                                 0              0
   Other current assets                                   20,331         20,331
                                                    ---------------------------
              Total current assets                        21,783         21,783
                                                    ---------------------------
Property, plant and equipment, net                             0              0
Other assets, net                                              0              0
                                                    ---------------------------
                                                    $     21,783   $     21,783
                                                    ===========================

    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Convertible subordinated debentures              $    826,845   $    826,845
   Current portion of capital lease obligations           93,070         93,070
   Accounts payable                                      244,764        244,764
   Accrued salaries and employee benefits                 11,031         11,031
   Accrued unusual charge                                 77,083         77,083
   Accrued expenses and other liabilities                129,515        129,515
   Accrued royalties                                     319,048        319,048
                                                    ---------------------------
              Total current liabilities                1,701,356      1,701,356
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION              0              0
                                                       1,701,356      1,701,356
                                                    ---------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 500,000
      shares authorized, of which 5,000 shares
      have been designated as non-voting with
      liquidating preference of $200 per share
      and are issued and outstanding                         500            500
   Common stock, $.10 par value; authorized
      20,000,000 shares; issued 3,241,848                324,185        324,185
   Additional paid-in capital                         12,539,503     12,539,503
   Deferred issuance cost                                (61,069)       (61,069)
   Accumulated deficit                               (14,462,755)   (14,462,755)
                                                    ---------------------------
                                                      (1,659,636)    (1,659,636)
   Less 3,052 shares of common stock held
     in treasury, at cost                                 19,937         19,937
                                                    ---------------------------
                                                      (1,679,573)    (1,679,573)
                                                    ---------------------------
                                                    $     21,783   $     21,783
                                                    ===========================

(1)   Derived from audited financial statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Twenty-six Weeks Ended       Thirteen Weeks Ended
                                                  August 25,    August 28,     August 25,    August 28,
                                                     2000           1999           2000         1999
                                                  -----------------------------------------------------
Net sales                                         $        0    $3,837,195     $        0    $1,654,920
Cost of sales                                              0     2,537,853              0     1,041,244
                                                  -----------------------------------------------------
        Gross profit                                       0     1,299,342              0       613,676

Selling, general and administrative expenses               0     1,322,737              0       663,912
                                                  -----------------------------------------------------
        Operating (loss) profit                            0       (23,395)             0       (50,236)

Other income                                               0        (1,373)             0        (1,373)
Interest expense                                           0      (189,887)             0       (94,295)
                                                  -----------------------------------------------------
        Net income (loss)                                  0      (214,655)             0      (145,904)
                                                  =====================================================
Net income (loss) per share - basic and diluted            0    $    (0.07)             0    $    (0.05)
                                                  =====================================================
Weighted average common shares outstanding        $3,238,796    $3,238,796     $3,238,796    $3,238,796
                                                  =====================================================

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                         Twenty-six Weeks Ended
                                                         -----------------------
                                                         August 25,   August 28,
                                                            2000         1999
                                                         -----------------------
Cash flows from operating activities:
  Net (loss) earnings                                    $       0    $(214,655)
  Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
      Depreciation and amortization                              0      106,143
      Provision for doubtful accounts                            0       12,832
      Gain on sale of fixed assets                               0        1,373
      Provision for obsolete and
        slow-moving inventory                                    0            0
      (Increase) decrease in assets
        Accounts receivable                                      0     (479,748)
        Inventories                                              0      305,040
        Other current assets                                     0      (44,244)
      Increase (decrease) in liabilities
        Accounts payable                                         0     (100,678)
        Accrued expenses and other liabilities                   0      (17,423)
        Accrued unusual charge                                   0      (14,583)
                                                         ----------------------
          Net cash (used in) provided by
            operating activities                                 0     (445,943)
                                                         ----------------------
Cash flows from investing activities
  (Additions) removals to property,
    plant and equipment                                          0        4,842
  Proceeds from sale of fixed assets                             0       23,500
  Decrease in other assets                                       0            0
                                                         ----------------------
          Net cash used in investing activities                  0       28,342
                                                         ----------------------
Cash flows from financing activities
  Repayments under line of credit agreement, net                 0            0
  Payments of capital lease obligations                          0      (22,946)
                                                         ----------------------
          Net cash used in financing activities                  0      (22,946)
                                                         ----------------------
            NET (DECREASE) INCREASE IN CASH                      0     (440,547)

Cash at beginning of period                                      0      622,268
                                                         ----------------------
Cash at end of period                                    $       0    $ 181,721
                                                         ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period:
    Interest                                             $       0    $   5,272
                                                         ======================
    Income taxes                                         $       0    $       0
                                                         ======================

                   NANTUCKET INDUSTRIES, INC.AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THIRTEEN WEEKS ENDED AUGUST 25, 2000 AND AUGUST 28, 1999
                                   (unaudited)

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

      On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The goal of the projected reorganization will be for the Company and one or more of its subsidiaries to be merged with, or to acquire the assets or the capital stock of, existing businesses, or to effect similar business combinations. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Plan of Reorganization and the Disclosure Statement, which Management intends to file with the Bankruptcy Court, will propose that the Company acquire, in a "reverse acquisition", Accutone Inc., a Delaware Corporation ("Accutone") controlled by John H. Treglia, the Company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). Before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors, confirmed by the Bankruptcy Court, and not objected to after the fact by the court-appointed Trustee for the Creditors. As part of the approval process, the Company must circulate a draft of a proposed disclosure statement, containing the details of the proposed Plan of Reorganization, to the SEC and the Trustee. At least 15 days after such circulation, a hearing will be held before the Bankruptcy Court to determine the adequacy of the proposed disclosure statement. Hearings had been scheduled for September 7, October 18, and November 16, 2000, but all were adjourned because, as at such dates, the Company had not yet circulated the proposed disclosure statement. The Company plans to complete and circulate the said disclosure statement by about the first week in January and has requested that the Court schedule a hearing for the last week in January or the beginning of February 2001. To date no date has been set for such hearing. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmations by the Bankruptcy Court and the Trustee will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that if such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transaction had been effected on an arms length basis. If a Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed, but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

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

      As a result of the foregoing, during the thirteen and twenty six week periods ended August 25, 2000, the Company made no sales, realized no revenues, and incurred no operational expenses.

      For discussions in more detail respecting the Company's results of operations during the three years leading up to the termination of operations, reference is made to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of 0perations" which appeared in the Company's annual reports on Forms 10-K for the fiscal years ended February 27, 2000 and 1999.

Liquidity and Capital Resources

      During the several years leading up to the termination of operations, the Company had funded its operating losses by refinancing its debt and increasing its capital through the sale of debt and equity securities. As at August 25, 2000, the Company's assets and liabilities were unchanged from the February 27, 2000 year end, with total assets of $21,783 and total liabilities of $1,701,356.

      For discussions in more detail respecting the Company's liquidity and capital resources during the three years leading up to the termination of operations, reference is made to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of 0perations" which appeared in the Company's annual reports on Forms 10-K for the fiscal years ended February 27, 2000 and 1999.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

      On March 3, 2000, Nantucket Industries, Inc. (the "Company") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. (Case Name:
Nantucket Industries, Inc., Case Number: 00-B 10867). The goal of the projected reorganization will be for the Company and one or more of its subsidiaries to be merged with, or to acquire the assets or the capital stock of, existing businesses, or to effect similar business combinations. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Plan of Reorganization and the Disclosure Statement, which Management intends to file with the Bankruptcy Court, will propose that the Company acquire, in a "reverse acquisition", Accutone Inc., a Delaware Corporation ("Accutone") controlled by John H. Treglia, the Company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). Before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors, confirmed by the Bankruptcy Court, and not objected to after the fact by the court-appointed Trustee for the Creditors. As part of the approval process, the Company must circulate a draft of a proposed disclosure statement, containing the details of the proposed Plan of Reorganization, to the SEC and the Trustee. At least 15 days after such circulation, a hearing will be held before the Bankruptcy Court to determine the adequacy of the proposed disclosure statement. Hearings had been scheduled for September 7, October 18, and November 16, 2000, but all were adjourned because, as at such dates, the Company had not yet circulated the proposed disclosure statement. The Company plans to complete and circulate the said disclosure statement by about the first week in January and has requested that the Court schedule a hearing for the last week in January or the beginning of February 2001. To date no date has been set for such hearing. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmations will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that if such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transaction had been effected on an arms length basis. If a Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed, but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

Item 6 - Exhibits and Reports on Form 8-K

      (a) No Exhibits are being filed herewith:

      (b) No Current Reports on Form 8-K were filed during the quarter ended August 25, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NANTUCKET INDUSTRIES, INC.

Date: November 17, 2000                By /s/ John H. Treglia
                                          --------------------------------------
                                          John H. Treglia,
                                          President, Secretary and CFO

Date: November 17, 2000                By /s/ Marsha C. Ellis
                                          --------------------------------------
                                          Marsha C. Ellis,
                                          Treasurer and Chief Accounting Officer