Form 10-Q
period 2000-11-25
NANTUCKET INDUSTRIES INC
filed 2000-12-22
CIK 69623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 25, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

                       ---------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of December 19, 2000, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                           Nantucket Industries, Inc.
                             (Debtor-in-Possession)

                                   ----------

                                TABLE OF CONTENTS

PART I

Item 1 - Financial Information (unaudited)                                  Page
                                                                            ----

         Nantucket Industries, Inc. and Subsidiaries
           Consolidated Balance Sheet as of
             November 25, 2000 ..............................................  3

         Consolidated Statements of Operations
           for the thirty-nine and thirteen
           week periods ended November 25, 2000
           and November 27, 1999 ............................................  4

         Consolidated Statements of Cash Flows
           for the thirty-nine week periods
             ended November 25, 2000 and November 27, 1999  .................  5

         Notes to Financial Statements ......................................  6

Item 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations .....................  8

PART II

Item 1 - Legal Proceedings ..................................................  9

Item 6 - Exhibits and Reports on Form 8-K ................................... 10

                                   ----------

      The financial statements are unaudited. However, the management of the issuer believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at November 25, 2000 and the results of its operations and changes in its financial position for the thirty-nine and thirteen week periods ended November 25, 2000 and August 28, 1999.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     November 25,    February 27,
                                                                        2000             2000
                                                                     ----------------------------
                                                                     (unaudited)         (1)
                                Assets
CURRENT ASSETS
   Cash                                                                  $ 1,452         $ 1,452
   Accounts receivable
   Inventories                                                                 0               0
   Other current assets                                                   20,331          20,331
                                                                     ---------------------------
              Total current assets                                        21,783          21,783
                                                                     ---------------------------
Property, plant and equipment, net                                             0               0
Other assets, net                                                              0               0
                                                                     ---------------------------
                                                                         $21,783         $21,783
                                                                     ===========================
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Convertible subordinated debentures                                $  826,845      $  826,845
   Current portion of capital lease obligations                           93,070          93,070
   Accounts payable                                                      244,764         244,764
   Accrued salaries and employee benefits                                 11,031          11,031
   Accrued unusual charge                                                 77,083          77,083
   Accrued expenses and other liabilities                                129,515         129,515
   Accrued royalties                                                     319,048         319,048
                                                                     ---------------------------
              Total current liabilities                                1,701,356       1,701,356
                                                                     ---------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 500,000 shares                           500             500
      authorized, of which 5,000 shares have been designated
      as non-voting with liquidating preference of $200 per
      share and are issued and outstanding
   Common stock, $.10 par value; authorized 20,000,000                   324,185         324,185
      shares; issued 3,241,848
   Additional paid-in capital                                         12,539,503      12,539,503
   Deferred issuance cost                                                (61,069)        (61,069)
   Accumulated deficit                                               (14,462,755)    (14,462,755)
                                                                     ---------------------------
                                                                      (1,659,636)     (1,659,636)
   Less 3,052 shares of common stock held in treasury, at cost            19,937          19,937
                                                                     ---------------------------
                                                                      (1,679,573)     (1,679,573)
                                                                     ---------------------------
                                                                     $    21,783     $    21,783
                                                                     ===========================

(1) Derived from audited financial statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Thirty-nine Weeks Ended         Thirteen Weeks Ended
                                                  November 25,    November 27,   November 25,   November 27,
                                                      2000            1999           2000           1999
                                                  ----------------------------------------------------------
Net sales                                           $       0      $5,344,223      $       0     $1,507,028
Cost of sales                                               0       3,719,692              0      1,181,839
                                                  ----------------------------------------------------------

              Gross profit                                  0       1,624,531              0        325,189

Selling, general and administrative expenses                0       1,789,128              0        466,391
                                                  ----------------------------------------------------------

              Operating (loss) profit                       0        (164,597)             0       (141,202)

Other income                                                0               0              0              0
Net loss on sale of assets                                  0        (221,377)             0       (220,004)
Interest expense                                            0        (273,411)             0        (83,524)
                                                  ----------------------------------------------------------

              Net (loss) income                             0        (659,385)             0       (444,730)
                                                  ==========================================================

Net (loss) income per share - basic and diluted             0          $(0.20)             0         $(0.14)
                                                  ==========================================================

Weighted average common shares outstanding          3,238,796       3,238,796      3,238,796      3,238,796
                                                  ==========================================================

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       Thirty-nine Weeks Ended
                                                                     ----------------------------
                                                                     November 25,    November 27,
                                                                         2000           1999
                                                                     ----------------------------
Cash flows from operating activities:
   Net (loss) earnings                                                     $0          ($659,384)
   Adjustments to reconcile net (loss) income
      to net cash provided by (used in) operating activities:
        Depreciation and amortization                                       0            137,210
        Provision for doubtful accounts                                     0             12,832
        Loss on sale of fixed assets                                        0            221,377
        Provision for obsolete and slow-moving inventory                    0                  0
        Decrease (decrease) in assets
           Accounts receivable                                              0            824,614
           Inventories                                                      0          1,108,860
           Other current assets                                             0            (23,553)
        (Decrease) increase in liabilities
           Accounts payable                                                 0           (152,577)
           Accrued expenses and other liabilities                           0           (840,681)
           Accrued unusual charge                                           0            (18,750)
                                                                     ----------------------------
              Net cash provided by (used in) operating activities           0            609,948
                                                                     ----------------------------
Cash flows from investing activities
   Removals to property, plant and equipment                                0             13,766
   Proceeds from sale of fixed assets                                       0             37,779
   Decrease in other assets                                                 0            110,002
                                                                     ----------------------------
              Net cash provided by investing activities                     0            161,547
                                                                     ----------------------------
Cash flows from financing activities
   Repayments under line of credit agreement, net                           0                  0
   Repayments of short-term debt                                            0         (1,362,655)
   Payments of capital lease obligations                                    0            (27,632)
                                                                     ----------------------------
              Net cash used in financing activities                         0         (1,390,287)
                                                                     ----------------------------
                NET (DECREASE) INCREASE IN CASH                             0           (618,792)

Cash at beginning of period                                                 0            622,268
                                                                     ----------------------------

Cash at end of period                                                      $0             $3,476
                                                                     ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period:
      Interest                                                             $0           $881,670
                                                                     ============================
      Income taxes                                                         $0           $      0
                                                                     ============================

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THIRTEEN WEEKS ENDED November 25, 2000 AND AUGUST 28, 1999
                                   (unaudited)

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

      As a result of the foregoing, during the thirteen and thirty-nine week periods ended November 25, 2000, the Company made no sales, realized no revenues, and incurred no operational expenses.

      For discussions in more detail respecting the Company's results of operations during the three years leading up to the termination of operations, reference is made to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of 0perations" which appeared in the Company's annual reports on Forms 10-K for the fiscal years ended February 27, 2000 and 1999.

Liquidity and Capital Resources

      During the several years leading up to the termination of operations, the Company had funded its operating losses by refinancing its debt and increasing its capital through the sale of debt and equity securities. As at November 25, 2000, the Company's assets and liabilities were unchanged from the February 27, 2000 year end, with total assets of $21,783 and total liabilities of $1,701,356.

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

      (b) No Current Reports on Form 8-K were filed during the quarter ended November 25, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NANTUCKET INDUSTRIES, INC.

Date: December 21, 2000              By /s/ John H. Treglia
                                        --------------------------------------
                                        John H. Treglia,
                                        President, Secretary and CFO

Date: December 21, 2000              By /s/ Marsha C. Ellis
                                        --------------------------------------
                                        Marsha C. Ellis,
                                        Treasurer and Chief Accounting Officer