Form 10-K
period 2001-02-28
NANTUCKET INDUSTRIES INC
filed 2001-06-08
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001

Commission File Number: 1-8509

                           NANTUCKET INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  58-0962699
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

45 Ludlow Street, Suite 602, Yonkers, New York              10705
   (Address of principal executive offices)               (Zip Code)

                                  914-375-7591
              (Registrant's telephone number, including area code)

                  73 Fifth Avenue, Suite 6A, New York, NY 10003
                       (Former Address, since last report)

Common Stock, $.10 par value                    NASD Supplemental Market
Securities registered pursuant to               Name of each exchange on
Section 12(g) of the Act                        which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of June 1, 2001, based on the average bid and asked price of the Common Stock on the NASD Supplemental Market on said date was $194,328.

As of June 1, 2001, the Registrant had outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   into PART I

Annual Report On Form 10-K for the Fiscal Year Ended February 27, 2000.

ITEM 1. BUSINESS

Proposed Reorganization

      Nantucket Industries, Inc. (the "Company") is currently insolvent. It has had no business and carried on no business activities since October 1999. On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. (Case Name: Nantucket Industries, Inc., Case Number: 00-B 10867). The Company intends to file a Plan of Reorganization and a Disclosure Statement in June 2001.

      The goal of the projected reorganization will be for the Company to be merged with, or to acquire the assets or the capital stock of an existing business or to effect a similar business combination. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which business, if any, may be merged or acquired, as well as the terms of any merger or acquisition. Management has searched and discussed the possibilities of a business combination with several entities that appeared to have value potential for a viable combination but each situation was deemed infeasible after vigorous due diligence done by management. However, Accutone Inc., a company controlled by John H. Treglia, the Company's current president, is among the companies and businesses which management has made its candidate with regard to the possibility of an acquisition or merger transaction with the Company. If the Company should ultimately acquire a business or property from any member of management, the terms of such acquisition might not be the result of arm's length negotiations. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that is such transaction should occur, the terms thereof will be no less beneficial tot he Company than if such transactions were effected on an arms length basis.

      The proposed reorganization of the Company and the acquisition of or merger with a new business can be expected to require the issuance of a substantial amount t of new shares of common stock or other securities. Any such stock issuances will significantly reduce the proportionate ownership and voting power of each other shareholder.

History

      Until the end of October 1999, when the Company discontinued all business activities, it produced and distributed popular priced branded fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. The Company produced and sold its men's underwear products primarily under licensed labels including "Brittania" and "Arrow" and, until March 31, 1998, the Company also produced women's innerwear, under the GUESS? label, for sale to department and specialty stores. Prior to the cessation of all business activities, all of the Company's produces were manufactured by offshore production contractors located in Mexico, the Far East and the Caribbean Basin, packaging and distribution of the Company's produce lines was based in its leased facility in Cartersville, Georgia. The Company conducted all of its business activities directly, and indirectly through its four currently dormant subsidiary corporations, Nantucket Hosiery Mills Inc., a Delaware Corporation ("NHMI"), Nantucket Mills Inc., a Delaware Corporation, Nantucket Hosiery Mills Corp. a North Carolina corporation ("NHMC"), and

Nantucket Management Corp., a New York corporation. The four currently dormant subsidiary corporations will be terminated at the time of any acquisition, merger or other business combination. For a discussion in more detail of the company's former business operations and the factors leading to the termination of the company's business, reference is made to Item 1 of Part I of the company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

Termination of Operations

      The Company experienced significant losses from operations in recent year which resulted in severe cash flow deficits that negatively impacted the ability of the Company to continue its business as formerly structured. The Company has been totally inactive since October 1999 and filed for protection under Chapter 11 on March 3, 2000. During fiscal 2000, the effect of sharply decreasing revenues over the previous four years, continuing losses from operations, interest payment defaults on outstanding debt, the lack of a long-term credit facility, and the concentration of almost all sales among only three customers forced the Company to discontinue all of its business and operations. Prior to the periods covered by this report, in fiscal 1995 and 1996, the Company had funded its operations by refinancing its debt and increasing its capital through
(I) the sale of $1 million of non-voting convertible preferred stock to management; (ii) the sale of treasury stock which increased equity by $2.9 milli8on; and (iii) the completion of a $3.5 million private placement (see the discussion, below, under the subcaption, "Continuing Default on Outstanding Debentures"). The Company had also implemented a restructuring strategy aimed at improving operating results, through the reduction of costs, the streamlining of operations, and the closing of the Company's Puerto Rico Plant. These effort failed to bring the Company's operations to a profitable level. Some of the major factors and occurrences which led to the Company's insolvency and the termination of its operations are described below. For a discussion in more detail of each of the matters discussed below, reference is made to the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999 and to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this Report.

Discontinuance of GUESS? Product Line

      From December 7, 1992 until the first quarter of the fiscal year ended February 27, 1999, the Company held the exclusive United States rights to produce and sell undergarments bearing the "GUESS?" trademark and variations thereof. The license was subject to termination prior to its expiration if certain minimum sales goals were not met, with the payment of minimum royalti8es required in the amounts of $560,000, $700,000 and $840,000 for the contract years ended May 31, 1997, 1998 and 1999 respectively. Minimum sales goals were never achieved under this license. During the term of this license, the Company did not have the capital resources necessary to develop and support the GUESS? product line at the levels required in the licensing agreement. Therefore, the Company, with the support of the licensor, GUESS? Inc., initiated a strategy to discontinue the GUESS? product line, which was finally and completely discontinued during the first quarter of fiscal year 1999.

Termination of "Arrow" License

      Pursuant to an agreement, dated October 5, 1992, with Cluett, Peabody & Co., Inc., the Company held the exclusive United States rights (the "Arrow License") to produce and sell men's' and boys' fashion underwear, T-shirts, V-neck shirts, tank tops, briefs and boxer shorts bearing the "ARROW" trademark during the period commencing January 1, 1993 and expiring, as extended, December 31, 1999. The terms of the Arrow License required that the Company pay a minimum royalty of $162,500 for each annual period through December 31, 1996, increasing to $250,000 for each annual period from January 1, 1997 through December 31, 1999. The Company began shipping product under this trademark during the first quarter of fiscal 1994. Net sales under this license were $4.4 million in fiscal 1999, $4.8 million in fiscal 1998 and $5.7 million in fiscal 1997. Because the Company was unable to meet the minimum sales vol8ume requirements called for under the Arrow License, as of march 12, 1999, the Company reached an agreement with the licensor to terminate the Arrow License.

Failure to Meet Minimum Sales Requirements Under "Botany 300" License

      On December 21, 1992, the Company obtained from the McGregor Corporation the exclusive United States rights (the "Botany 500 License)) trademark during the period commencing on January 1, 1993 and expiring, pursuant to an extension, December 31, 2001. Under the terms of the license agreement, the McGregor Corporation had the right to terminate the Botany 500 License prior to its expiration if certain minimum sales goals were not met. Minimum sales levels required under the Botany 500 License for calendar 1996 were $750,000 and $1 million for each calendar year thereafter. The company was never able to meet the minimum sales requirements under the Botany 500 License with net sales under the license for fiscal 1997 (which included most of calendar 1996) being $652,000 and $225,000 for fiscal 1998 (which included most of calendar 1997). After fiscal 1998, the Company ceased all operations under the Botany 500 License.

Termination of Levi Strauss/Brittania Operations

      Commencing in September 1988, the Company held a license (the "Brittania License") from Brittania Sportswear Ltd. ("Brittania"). Levi Strauss & Co. ("Levi Strauss") was the parent company of Brittania. Under the Brittania License, the Company had the right to manufacture and market men's underwear and other products under the trademark "Brittania from Levi Strauss & Co". Sales under the "Brittania License aggregated $14.9 million in fiscal 1997 and $4.5 million in fiscal 1998, accounting for 49% of the Company's fiscal 1997 sales, and 21% of the Company's fiscal 1998 sales. During the fiscal year ended February 27, 1999, the Company made no sales under the Brittania License. As of January 1, 1997, the Brittania License had been renewed for a five-year term, including automatic renewals of two years if certain minimum sales levels were achieved. However, on January 22, 1997, Levi's announced its intention to sell Brittania. As a result of the action taken by Levi Strauss, K-mart, the largest retainer of the Brittania brand, and the Company's largest customer (accounting for sales of Brittania product of approximately $11 million in fiscal year 1997, and $3 million in fiscal year 1998), advised the Company that it would no longer continue its commitment to carry the Brittania trademark. In response, the Company filed a multi-million lawsuit against Levi Strauss and Brittania in march 1997, alleging that Brittania had breached various obligations under its license agreement with the Company, including without limitation it's covenant of good faith and fair dealing. This litigation was settled in June 1998, with the Company realizing approximately $725,000 from such settlement.

Loss of Revolving Credit Line

      The Company had a fifteen million dollar revolving credit facility with Congress Financial Corp. ("Congress"). This facility provided for: (I) loans based upon eligible accounts receivable and inventory; (ii) a $3,000,000 letter of credit facility; and (iii) purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bore interest at 2 3/4% above prime. The Company's agreement with Congress required, among other things, that the Company maintain minimum working capital and net worth levels. Borrowings under the agreement were collateralized by a lien on substantially all of the assets of the Company. As at February 27, 1999 the Company was not in compliance with the net worth and working capital covenants and the facility could no longer be utilized. It was subsequently terminated on October 15, 1999. Because of its poor financial status and outlook, the Company was not able to replace the Congress credit facility.

Continuing Default on Outstanding Debentures

      On August 15, 1996, the Company completed a $3.5 million private placement with NAN Investors, L.P., an investment partnership ("NAN Investors"). Terms of this transaction included the issuance of 250,000 shares of the Company's common stock and two convertible subordinated debentures in the aggregate principal amount of $2,760,000 (the "NAN Debenture"). The NAN Debentures bore interest at an annual rate of 12.5%, payable semi-annually, with the principal amount due and payable on August 15, 2001. Although the NAN Debentures were convertible into the Company's common stock, NAN Investors eventually waived all conversion rights.

      Beginning in August 1997, the Company was in default on interest payment due under the NAN Debentures. The NAN Debentures were secured by a second mortgage on the Company's manufacturing and distribution facility located in Cartersville, Georgia. This property was sold on October 1, 1997. To release NAN's security interest in the property and to extend the cure period with respect to a $172,500 interest payment default on the NAN Debentures, the Company prepaid $707,000 of the principal amount of the NAN Debentures, plus a $176,000 prepayment penalty.1 In connection herewith, in September 1997, the Company entered into an agreement with NAN Investors (the "First NAN Forbearance Agreement") providing for the extension of the cure period for the default on the interest payments. The First NAN Forbearance Agreement was extended month by month until May 1998, at which time, the Company entered into another forbearance agreement with NAN Investors (the "Second NAN Forbearance Agreement") to extend, until December 1998, the cure period for interest payments then in default (totaling $322,551) as well as the interest payments, which were to fall due in August and December 1998. In consideration for such extension, the Company agreed to secure the NAN Debentures by a first priority lien on all the assets of the Company, both tangible and intangible, to the extent not otherwise prohibited under the Congress revolving credit facility and to issue to NAN Investors five-year warrants convertible

----------
(1) Total proceeds from the sale of the Cartersville facility were $2,850,000. In addition to the $883,000 paid to NAN Investors by way of a $707,000 prepayment of principal and a $176,000 prepayment penalty, the Company used $525,000 to pay other financing secured by this property. The remaining proceeds were utilized to reduce the Company's revolving credit line with Congress.

to a total of $16,500,000 shares of the Company's stock at an exercise price of $.10 per share. Thereafter, the Company remained in default on all interest payments as they fell due. There was o forbearance agreement in effect for interest payments which fell due subsequent to December 1998 and, as at February 1999, interest payments in default under the NAN Debentures totaled $2,052,986. As a consequence of such default, in accordance with their rights under the terms of the NAN Security Agreement, NAN Investors took possession of all assets of the Company, which consisted principally of inventory having a value of $430,000 and outstanding accounts receivable in an amount of approximately
$500,000. On October 12, 1999, the inventory was sold by NAN Investors to American Basics Company LLC, a third party which was unaffiliated with the Company or any affiliate of the Company or of NAN Investors. The proceeds of the inventory sale and the accounts receivable have been applied by NAN Investors towards the Company's outstanding debt. As at May 31, 2000emaining debt to NAN was approximately $820,000.

Termination of All Operations

      In the years preceding the termination of operations, the Company had experienced difficulty in filling all of its orders, caused in large part by recurring cash shortages, the expiration of its financing arrangements with Congress (and before that with Chemical Bank), and the failure to obtain the investment necessary to support and develop the GUESS? product line. The Company had previously addressed its liquidity issues by the infusion of debt and equity financing, including (I) a refinancing in March 1994; (ii) additional equity of $3.9 million raised in fiscal 1995; (iii) a $3.5 million private placement completed August 1996; and (iv) by the reduction in costs associated with the consolidation and restructuring of the operations in fiscal 1998 and 1999, and the attempt to more effectively manage working capital. All of these efforts, however, failed to keep the Company solvent and with the loss of the Brittania License, continuing losses from operations, interest payment defaults, and the lack of any credit facilities, the Company was forced to discontinue all business operations by the end of October 1999. The Company has remained totally inactive since October 1999 and filed for protection under Chapter 11 on March 3, 2000.

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

Backlog

      After the termination of the GUESS? license, the Company did not, in the normal course of its business, carry any significant backlog. Orders for the Company's two major customers were received the same week as the expected ship date. When the company ceased doing business in October 1999, it had no backlog of orders and has had no business activity since, including fiscal year ended February 27, 2001. At the end of the most recent prior fiscal year (year ended February 27, 1999), its backlog was an immaterial mount, as compared to $1 million at the end of February 1998.

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

Employees

      Since the termination of its operations in October of 1999, the company has had no employees other than its president, John H. Treglia and Marsha Ellis, its Treasurer and Chief Associate Officer. Both such officers devote such time to the affairs of the Company as is required for the performance of their duties. None of the Company's former employees were covered by collective bargaining agreements. The Company never experienced a work stoppage due to labor difficulties and its former management believed that the relationship of the Company with its employees was satisfactory. (See Item 13 of this Report, Certain Relationships and Related Transactions.)

ITEM 2. PROPERTIES

      From the time of the termination of business operations until December 31, 2000, the Company's principal headquarters were located at the office of an unaffiliated company, located at 73 Fifth Avenue, Suite 6A, New York, NY 10003. The Company utilized desk space and certain office personnel services on these premises, in a month to month basis at a cost of $250 per month. These rental costs were waived at the end of calendar year 2000. Since January 1, 2001, the Company has been utilizing desk, certain office personnel, and filing space at the offices of Accutone, Inc. at 45 Ludlow Street, Yonkers, New York 10705.

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

      Until October 31, 1999, the Company occupied a 71,000 square foot manufacturing and distribution facility in Cartersville, Georgia under a five year lease. This facility was located at 435 Industrial Park Road, Cartersville, Georgia. The initial annual rental was $188,148 subject to increases based on an established formula over the five year lease term which was scheduled to expire on December 31, 2002. The Company was notified on December 17, 1999 that the premises was considered abandoned and that in accordance with sections 20 and 21 of the lease, the lease was terminated effective that date. To date, no claims have been filed against the Company in respect of this property. The leased Cartersville facility was used for the packaging and distribution of the Company's products.

ITEM 3. LEGAL PROCEEDINGS

      Management is unaware of any pending or threatened legal proceedings to which the Company is a party or of which any of its assets is the subject. No director, officer, or affiliate of the company, or any associated of any of them, is a party to or has a material interest in any proceeding adverse to the Company, except that George Gold, a director of the company, is a creditor included in the Chapter 11 proceedings initiated by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended February 28, 2001 the Company did not submit any matters to a vote of its shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The Company's Common Stock, $. 10 par value, was traded on the American Stock Exchange under the symbol "NAN" until April 17, 1998. Because the Company had fallen below American Stock Exchange guidelines for continued listing, effective April 17, 1998 the Company's Stock was delisted. It is currently traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The stock was quoted on the OTC Bulletin Board under the symbol NANK until march 3, 2000, when the Company filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. After that date, the Company's OTC bulletin Board Symbol was changed to, NANKQ, which is its current symbol. The following table sets forth representative high and low bid prices by calendar quarters during the last two fiscal years and the subsequent interim period through March 31, 2000, as traded on the American Stock Exchange until April 17, 1998 and as reported in the OTC Bulletin Board since May 21, 1998. The level of trading in the Company's common stock has been sporadic and limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, markdown, or other fees or commissions, and may not necessarily represent actual transactions.

                                                               Bid Prices
     Period                                                   Common Stock
     ------                                                   ------------
                                                            Low          High

   Fiscal Year Ended February 27, 2000

      May 31, 1999                                         $0.03         $0.08
      August 31, 1999                                       0.02           .625
      November 30, 1999                                     0.02           .625
      February 27, 2000                                     0.01           .11

   Fiscal Year Ended February 28, 2001

      May 31, 2000                                         $0.0625       $0.10
      August 31, 2000                                       0.02          0.02
      November 30, 2000                                     0.01          0.02
      February 27, 2001                                     0.001         0.006

As of June 2001, the Company's Common Stock was held by approximately 262 holders of record and approximately 1,100 beneficial owners.

The Company has never paid any cash dividends on its Common Stock, and has no present intention of so doing in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial information with respect to the Company and its subsidiaries for the five fiscal years ended February 27, 2001.

      The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

                              For Fiscal Year Ended
                              ---------------------
                    (In thousands, except per share amounts)

                                   Feb. 27      Feb. 27     Feb. 27     Feb. 28
                                     2001        2000        1999        1998
Summary Statements of Operations
--------------------------------

Net sales                          $   --      $  5,344    $ 11,518    $ 21,683

Gross profit                           --         1,625       2,410       3,102

Net (loss) gain sale of asset          --          (539)        (15)        712

Net gain sale of asset                 --            --         712          --

Unusual credit (charge)                --            --          --          --

Net income (loss)                      --         1,409         937      (4,665)

Net earnings (loss)
per share-basic
and diluted                            --          (.40)        .26    $  (1.47)

Average shares
outstanding                            --         3,239       3,239       3,249

Summary Balance Sheet Data
--------------------------

Total assets                             22          22       3,476       7,208

Working capital                      (1,680)     (1,680)       (956)     (2,120)

Long-term debt (exclusive
of current maturities)                   --          --          64         299

Convertible subordinated
debt                                    827         827       2,053       2,053

Stockholders' equity                 (1,680)     (1,680)       (306)     (1,262)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Termination of Operations

      The Company experienced significant losses in recent years which have generally resulted in severe cash flow issues that have negatively impacted the ability of the Company to continue its business. During fiscal 2000, the combined effects of various negative developments, including but not limited to:
(I) sharply decreasing revenues over the previous four years; (ii) continuing losses from operations; (iii) interest payment defaults on outstanding debt,
(iv) the lack of a long-term credit facility; and (v) the concentration of all sales among only three customers forced the company to discontinue all of its business and operations. During the year ended 2001 the Company remained totally inactive.

      Prior to the periods covered by the financial statements included in this report, in fiscal 1995 and 1996, the Company had funded its operating losses by refinancing its debt and increasing its capital through: (I) the sale of $1 million of non-voting convertible preferred stock to management; (ii) the sale of treasury stock which increased equity by $2.9 million; (iii) the completion of a $3.5 million private placement. During the several years prior to the termination of its operations, the Company had implemented a restructuring strategy aimed at improving operating results, through the reduction of costs, the streamlining of operations, and the closing of the company's Puerto Rico plant. These efforts failed to bring the Company's operations to a profitable level. Some of the major factors and occurrences which led to the company's insolvency and the termination of its operations; are descried below. For a discussion in more detail of each of the matters discussed below, reference is made to the company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

      The factors noted about resulted in the termination of all of the company's business activities in October 1999 and the filing, on March 3, 2000, of a voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the southern District of New York. The company remained inactive during fiscal year ended February 27, 2001. Chief among the factors leading to the present insolvency of the company were: (I) the loss of the company's largest customer because of Levi-Strauss's decision, late in fiscal 1997, to sell its "Brittania" line of men's underwear and other products which the company was licensed to manufacture and sell; (ii) the failure to meet sales goals required under various other licenses h3ld by the company and the resultant loss of such licenses; and (iii) the company's incurrence of substantial amounts of debt in order to fund losses from operations and the inability of the company to repay such debt, including the following:

1. Termination of Levi Strauss/Brittania Operations. Commencing in September 1988, the Company held a license (the "Brittania License") from Brittania Sportswear Ltd. ("Brittania"). Levi Strauss 7 Co. )"Levi Strauss") was the parent company of Brittania. Under the Brittania License, the Company had the right to manufacture and market men's underwear and other products under the trademark "Brittania from Levi Strauss 7 Co.". Sales under the Brittania License aggregated $14.9 million in fiscal 1997 and $4.5 million in fiscal 1998, accounting for 49% of the company's fiscal 1997 sales, and 21% of the company's fiscal 1998 sales. During the fiscal year ended February 27, 1999, the Company made no sales under the Brittania License. As of January 1, 1997, the Brittania License had been renewed for a five-year term, including automatic renewals of two years if certain minimum sales levels were achieved. However, on January 22, 197, Levi's announced its intention to sell Brittania. As a result of the action taken by Levi Strauss, K-Mart, the largest retailer of the Brittania brand, and the Company's largest customer (accounting for sales of Brittania product of approximately $11 million in fiscal year 1997, and $3 million in fiscal year 1998), advised the Company that it would no longer continue its commitment to carry the Brittania trademark. In response, the Company filed a multi-million dollar lawsuit against Levi Strauss and Brittania in march 1997, alleging that Brittania had breached various obligations under its license agreement with the Company, including without limitation it's covenant of good faith and fair dealing. This litigation was settled in June 1998, with the Company realizing approximately $725,000 in gross value out of such settlement.

2. Discontinuance of GUESS" Product Line. From December 7, 1992 until the first quarter of the fiscal year ended February 27, 1999, the Company held the exclusive United States rights to produce and sell undergarments bearing the "GUESS?" trademark and variations thereof. The license was subject to termination prior to its expiration if certain minimum sales goals were not met, with the payment of minimum royalties required in the amounts of $560,000, $700,000 and $840,000 for the contract years ended May 31, 1997, 1998 and 1999 respectively. Minimum sales goals were never achieved under this license. Due to the lack of capital resources necessary to develop and support the GUESS? product line at the levels required in the licensing agreement. The Company, with the support of the licensor, initiated a strategy to terminate the GUESS? license, and the Company discontinued its GUESS? division during the first quarter of fiscal year 1999.

3. Termination of "Arrow" License. Pursuant to an agreement, dated October 5, 1992, with Cluett, Peabody & Co., Inc., the Company held the exclusive United States rights (the "Arrow License") to produce and sell men's and boys' fashion underwear, T-shirts, V-neck shirts, tank tops, briefs and boxer shorts bearing the "ARROW" trademark during the period commencing January 1, 1993 and expiring, pursuant to an extension, December 31, 1999. The terms of the Arrow License required that the Company pay a minimum royalty of $162,500 for each annual period through December 31, 1996, increasing to $250,000 for each annual period from January 1, 1997 through December 31, 1999. Because the Company was unable to meet the minimum sales requirements under the Arrow License, as of March 12, 1999, the company reached an agreement with the licensor to terminate the Arrow License.

4. Failure to meet Minimum Sales Requirements Under "Botany 500" License. On December 21, 1992, the Company obtained from the McGregor corporation, the exclusive United States rights (the "Botany 500 License") to produce and sell men's and boys' fashion knit underwear briefs bearing the "BOTANY 500" trademark during the period commencing on January 1, 1993 and expiring, pursuant to an extension, December 31, 2001. Under the terms of the license agreement, the McGregor Corporation had the right to terminate the Botany 500 License prior to its expiration if certain minimum sales goals were not met. Minimum sales levels required under the Botany 500 License for calendar 1996 were 4750,000 and $1 million of each calendar year thereafter. The Company was never able to meet the minimum sales requirements under the Botany 500 License with net sales under the license for fiscal 1997 (which included most of calendar 1996) being $652,000 and $225,000 for fiscal 1998 (which included most of calendar 1997). After fiscal 1998, the Company ceased all operations under the Botany 500 License.

5. Loss of Revolving Credit Line. Until October 15, 1999, the Company had a fifteen million dollar revolving credit facility with Congress Financial Corp. ("Congress"). This facility provided for: (I) loans based upon eligible accounts receivable and inventory; (ii) a $3,000,000 letter of credit facility; and (iii) purchase money term loans of up to 75% of the orderly liquidation value of newly acquired and eligible equipment. Borrowings bore interest at 2 3/4% above prime. The Company's agreement with Congress required, among other things, that the Company maintain of minimum working capital and net worth levels. Borrowings under the agreement were collateralized by a lien on substantially all of the assets of the company. As at February 27, 1999 the Company was not in compliance with the net worth and working capital covenants. This credit facility utilized was terminated by Congress on October 15, 1999 and, because of its poor financial status and outlook, the Company was not able to replace it.

6. Continuing Default on Outstanding Debentures. On August 15, 1996, the Company completed a $3.5 million private placement with NAN Investors, L.P., an investment partnership ("NAN Investors"). Terms of this transaction included the issuance of 250,000 shares of the Company's common stock and two convertible subordinated debentures in the aggregate principal amount of $2,760,000 (the "NAN Debenture"). The NAN Debentures bore interest at an annual rate of 12.5%, payable semi-annually, with the principal amount due and payable on August 15, 2001. Although the NAN Debentures were convertible into the Company's common stock, NAN Investors eventually waived all conversion rights.

Beginning in August 1997, the Company was in default on interest payments due under the NAN Debentures. The NAN Debentures were secured by a second mortgage on the company's manufacturing and distribution facility located in Cartersville, Georgia. This property was sold on October 1, 1997. To release NAN's security interest in the property and to extend the cure period with respect to a $172,500 interest payment default on the Debentures, the Company prepaid $707,000 of the principal amount of the NAN Debentures plus a $176,000 prepayment penalty.(2) In connection therewith, in September 1997, the Company entered into an agreement with NAN Investors (the "First NAN Forbearance Agreement") providing for the extension of cure period for the default on the interest payments. The First NAN Forbearance Agreement was extended month by month until May 1998, at which time, the company entered into another forbearance agreement with NAN Investors (the "Second NAN Forbearance Agreement") to extend, until December 1998, the cure period for interest payments then in default (totaling $322,551) as well as the interest payment, which was to fall due in August 1998. In consideration for such extension, the company and NAN Investors entered into a security agreement (The "NAN Security Agreement), pursuant to which the Company agreed to secure the NAN Debentures by a first priority lien on all the assets of the Company, both tangible and intangible, to the extent not otherwise prohibited under the Congress revolving credit facility and to issue to NAN Investors five-year warrants convertible to a total of 16,500,000 shares of the Company's tock at an exercise price of $.10 per share. Thereafter, the company remained in default on all interest payments due after august 1997. There was no forbearance agreement in effect with respect to interest payments which fell due subsequent to December 1998 and therefore, at that point, the Company was in default with respect to the full principal amount of the NAN Debentures and all unpaid interest accrued thereon, which at that time

-----------
(2) Total proceeds from the sale of the Cartersville facility were $2,850,000. In addition to the $883,000 paid to NAN Investors by way of a $707,000 prepayment of principal and a $176,000 prepayment penalty, the Company used $525,000 to pay other financing secured by this property. The remaining proceeds were utilized to reduce the Company's revolving credit financing with Congress.

totaled $2,052,986. Pursuant to their rights under the NAN Security Agreement, NAN Investors took possession of all of the Company's assets, subject to the release of the senior creditor (Congress). These assets consisted entirely of inventory and receivable. NAN Investors ultimately realized a total of $1,222,654 from the sale or collection of such assets, reducing the Company's indebtedness to approximately $826,845 as at the end of fiscal 2000. Further, in recognition of NAN Investors rights, under the NAN Security Agreement, to any and all remaining assets of the Company, on February 17, 2000, the Company surrendered to NAN Investors, all of its right, title, and interest in certain unasserted claims it believes it had against Target Stores, Inc. and SGS U.S. Testing Co., Inc. (the "Claims") on the condition that the net amount collected in respect of the Claims be set off against the amount of the Company's indebtedness to NAN Investors. Management believed that the value of the Claims would thus be maximized because the Company lacked the financial resources to assert the Claims and NAN Investors already had an existing right to any amounts that the company might collect in respect of the Claims. Management believed that the Claims consisted of: (I) a claim against Target Stores, Inc. for unauthorized off-sets and credits taken in a presently undetermined amount to the best of present management's knowledge, NAN Investors is currently pursuing all legal remedies available with respect to (ii) a claim against SGS U.S. Testing Co., Inc. in the approximate amount of $35,000. A claim filed into the Federal Bankruptcy Court by SGS U.S. attorneys for the Company have filed an objection and are seeking a set-off of claims. In the years preceding the termination of operations, the company had experienced difficulty in filling all of its orders, caused in large part by recurring cash shortages, the expiration of its working capital financing arrangements, and the failure to obtain the investment necessary to support and develop the GUESS? product line. From at least fiscal 1996 onwards, the company had attempted to address its liquidity issues by the infusion of debt and equity financing, including (I) a refinancing in March 1994; (ii) additional equity of $3.9 million raised in fiscal 1995;
(iii) an August 1996 $3.5 million private placement, which left the Company with $2,760,000 in debt under the NAN Debentures, bearing interest an annual rate of 12.5%; and (iv) by the reduction in costs associated with the consolidation and restructuring of the operations in fiscal 1998 and 1999, and the attempt to more effective management of working capital. All of these efforts, however, failed to keep the Company solvent and with the loss of the Brittania License, continuing losses from operations, interest payment defaults, and the lack of any credit facilities, the Company was forced to discontinue all business operations by the end of October 1999. For a discussion in more detail of the restructuring strategy which the Company implemented in attempts to improve operating results and enhance its financial resources, reference is made to Item 7 of part II of the Company's annual report on Form 10-K for the fiscal year ended February 27, 1999.

Operating results for fiscal 1998 reflected $1.8 million in restructuring charges including $1.2 million associated with the phase out of the GUESS? division ($660,000 inventory write-offs, $540,000 in deferred costs and other charges), with the balance associated with write-downs, and reserves of asset values, and other non-cash items. The operating results for fiscal 1999 included $1,930,000 in other income all of which was the result of litigation settlements as discussed earlier. The operating results for fiscal 2000 do not include any unusual credits or charges. Since the Company has remained inactive there are no operating results for the fiscal year ended February 27, 2001.

Results of Operations

Sales

      There were no sales for the year ended February 27, 2001. The Company remained inactive since it ceased doing business in October of 1999. Total net sales for the fiscal year ended February 27, 2000 were $5,344,223, which represented a decrease of approximately 53.6% from fiscal 1999 when total net sales were approximately $11.5 million. In turn, fiscal 1999 net sales had represented a decrease of 47% from fiscal 1998, when net sales totaled $21.7 million. Net sales for 1998 also represented a decrease from net sales for 1997 which had totaled $30.4 million.

      No sales were generated under the discontinued Brittania license in fiscal 2000 or fiscal 1999 as compared to $4.5 million in fiscal 1998. Sales under the Brittania license in fiscal 1998, in turn, had represented a decrease of $10.4 million from Brittania sales in fiscal 1997.

      Operations under the GUESS? License were completely phased out by the first quarter of fiscal 1999. There were, therefore, no sales attributable to this line in fiscal 2000, as compared to $2.4 million in fiscal 1999 and $7 million in fiscal 1998.

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

Selling, General and Administrative Expenses

      There were no selling or general and administrative expense in fiscal 2001. The Company remained inactive since it ceased doing business in October 1999. Selling, general and administrative expenses in fiscal 2000 of $2,161,376 were approximately 41% of sales. For fiscal 1999 and 1998, these expenses were $2.9 million and $2 million respectively, and as a percentage of sales, 25% for fiscal year 1999, and 33% for fiscal year 1998. General and administrative expenses for fiscal year 1998 included $691,000 in non-recurring charges incurred as part of the company's restructuring efforts. While thee efforts were somewhat successful in reducing expenses as a percentage of sales, the loss of the Brittania product line ultimately resulted in the Company's becoming insolvent.

Interest Expense

      There was no interest expense in fiscal 2001. The company remained inactive since it ceased doing business in October 1999. Interest expense decrease by $172,715 in fiscal 2000, reflecting the payment of interest for only eight months of the fiscal year as well as the reduction of debt caued by the application to the outstanding debt of proceeds from the ale and liquidation by the creditor, NAN Investors, of certain of the company's assets. In fiscal 1999, interest expense decreased by approximately $805,000, reflecting reductions in the outstanding revolving credit facility and the subordinated debt. Prior to that, in fiscal 1998, interest expenses had increased by approximately $112,000, reflecting $175,000 booked as the expense resulting from the issuance of 16,500,000 warrants.

Liquidity and Capital Resources

      The Company incurred significant operating losses in recent years which resulted in sever cash flow problems which negatively impacted the ability of the company to conduct its business as structured and ultimately caused it to become and remain insolvent. The pertinent history in recent years of the company's liquidity and capital resources is as follows:

      Prior to the periods covered by the financial statements included in this Report, in march, 1994, the company's principal arrangements consisted of (I) a three year $15,000,000 revolving credit facility with Congress financial; (ii) a $2,000,000 "Term Loan Agreement with Chemical Bank; and (iii) an additional $1,500,000 Term Loan with Congress. The financing arrangements with congress were covered by a loan and security agreement, dated march 24, 1994 (the "Congress Loan and Security Agreement"). On May 31, 1996k, the company amended the Congress Loan and Security Agreement to provide for; (I) $251,000 in additional equipment term loan financing, (ii) extension of the repayment period for all outstanding term loans, (iii) supplemental revolving loan availability from march 1st through June 30th of each year and (iv) extension of the renewal date to march 20, 1998. In March, May, August and December of 1998, Congress extended its Loan and Security Agreement with the Company. The agreement was to expire on December 31, 1998, but was extended to August 31, 1999 and from each month thereon, on a month to month basis, until October 15, 1999 when it was mutually terminated by Congress and the company. With the loss of the congress financing, the Company was left with no credit facility, and became insolvent.

      During the several years preceding its ultimate insolvency, the Company had raised money through the sale of equity securities with: (I) a $1,000,000 investment by a group of investors headed by George Samberg, who was a that time, the president and CEO of the company; (ii) a $2.9 million sale of 490,000 shares of common treasury stock to GUESS? and certain of its affiliates; and
(iii) a sale of 250,000 shares of the Company's common stock to NAN Investors in fiscal 1997. The sale of common stock to NAN Investors was tied to the sale of debt securities consisting of two convertible subordinated debentures in the aggregate face amount of $2,760,000 bearing interest at an annual rate of 12.5%. Therefore, while the company realized gross proceeds of $3.5 million from its sales to NAN Investors, $2,760,000 of this amount actually represented new debt because it constituted the aggregate principal amount of two NAN Debentures. The NAN Debentures were secured by a second mortgage on the Company's manufacturing and distribution facility in Cartersville, Georgia (the "Cartersville Facility"). The Company utilized the $3.5 in proceeds from its sales to NAN Investors to prepay existing debt. Therefore, while these transactions had a positive effect on the company's liquidity and capital resources, the Company was ultimately left with substantial debt which, after the loss of the Brittania line, the company was unable to repay or even to service.

      During fiscal 1998, on October 1, 1997, the company completed the consolidation of its facilities and sold the Cartersville facility for cash aggregating to $2,850,000. The company reflected a gain on the sale of $793,000. The proceeds were used to (I) repay $525,000 financing secured by this property;
(ii) to prepay 4707,000 of the NAN Debentures; and (iii) to pay a $176,000 prepayment penalty incurred from the prepayment of NAN Debentures. The remaining net proceeds were utilized to reduce the congress revolving credit financing.

      During fiscal 2000, working capital levels decreased to $(1,685,573) from $(956,404) at February 27, 1999 levels reflecting the surrender of the company's assets NAN Investors pursuant to its rights under the NAN Security Agreement. Working capital at February 27, 1999, reflected reductions in receivable and inventories utilized to reduce debt levels. The respective $1,108,860 and $1,981,523 million reductions in inventory levels, as at the ends of fiscal 2000 and fiscal 1999, reflected the Company's reduction in sales volume, and its continuing efforts to manage its supply chain towards delivering inventory closer to forecasted demand. During fiscal 1999, the subordinated debt was reclassified as short term due to the Company's inability to make interest payments on the NAN Debentures. During fiscal 2000, on October 11, 1999, the Board of Directors voted to allow NAN Investors to liquidate the assets covered by its security agreement.

Outlook

      Nantucket Industries, Inc. (the "Company") is currently insolvent. It has had no business and carried on no business activities since October 1999. On March 3, 2000, the company filed a Voluntary Petition under Chapter 11 of the Unites States Bankruptcy Code in the U.S. Bankruptcy court for the Southern District of New York. (Case Name: Nantucket Industries, Inc., Case Number: 00-B 10867). The company intends to file a Chapter 11 Plan and a Disclosure Statement in June 2001.

      The goal of the projected Chapter 11 reorganization will be for the Company to effect a merger, acquire the assets or the capital stock of existing businesses, or to effect another similar business combination. No assurances can be given that the Company will be successful in doing so. Management will have sole discretion to determine which businesses, if any, may be formed or acquired, as well as the terms of any acquisition. Accutone Inc., a company controlled by John H. Treglia, the Company's current president, has been identified as a potential company and business which management has considered with regard to the possibility of an acquisition or merger transaction with the Company. If the Company should ultimately acquire a business or property from any member of management, the terms of such acquisition might not be the result of arm's length negotiations. Any transaction between the Company and any of its affiliates could present management with a conflict of interest. Therefore, it is the intention of management that, if such transaction should occur, the terms thereof will be no less beneficial to the Company than they would be if such transactions had been effected on an arms length basis.

      The proposed reorganization of the Company and the acquisition of or merger with new businesses can be expected to require the issuance of substantial amounts of new shares of the Company's common stock or other securities. Any such stock issuances will significantly reduce the proportionate ownership and voting power of each other shareholder.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company, required to be included in this Report are set forth below.

                           NANTUCKET INDUSTRIES, INC.

                                     INDEX

                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants -
Pilotti, Cunzio & Associates LLP                                             23

Consolidated balance Sheets -
February 28, 2001, February 27, 2000 and February 27, 1999                   24

Consolidated Statements of Operations - Years Ended
February 28, 2001, February 27, 2000 and February 27, 1999                   25

Consolidated Statements of Stockholders' Equity - Years Ended
February 28, 2001, February 27, 2000 and February 27, 1999                   26

Consolidated Statements of Cash Flows - Years Ended
February 28, 2001, February 27, 2000 and February 27, 1999                   27

Notes to Consolidated Financial Statements                                   28

Report of Independent Certified Public Accounts -
Grant Thornton LLP                                                           41

Consolidated Balance Sheets -
February 27, 1999 and February 28, 1998                                      42

Consolidated Statements of Operations -
Year Ended February 27, 1999, February 28, 1998, and March 1, 1997           44

Consolidated Statements of Stockholders' Equity -
Years Ended February 27, 1999, February 28, 1998 and March 1, 1997           45

Consolidated Statements of Cash Flows - Years Ended
February 27, 1999, February 28, 1998 and March 1, 1997                       47

Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedule                                          49

                [Letterhead of Pilotti, Cunzio & Associates LLP]

                                                                     [LOGO] PC&A

Independent Auditors' Report

To the Board of Directors
Nantucket Industries, Inc. and Subsidiaries
(Debtor-In-Possession)
New York, New York

We have audited the accompanying consolidated balance sheet of Nantucket Industries, Inc. and Subsidiaries (Debtor-In-Possession) for the two years ended February 28, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for February 27, 1999 were audited by other auditors, therefore we do not render an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Industries, Inc. and Subsidiaries (Debtor-In-Possession) as of February 28, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

/s/ Pilotti, Cunzio & Associates LLP
June 6, 2001

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                                     Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                              February 27,    February 27,
February 28,                                                                          2001            2000            1999
--------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                 $       1,452    $      1,452    $    622,268
   Accounts receivable (Notes 2 and 8)                                                  --              --         961,989
   Inventories (Notes 6 and 8)                                                          --              --       1,108,860
   Other current assets                                                             20,331          20,331          67,347
--------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                  21,783          21,783       2,760,464
--------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net (Notes 7 and 8)                                      --              --         538,522
Other assets, net                                                                       --              --         176,601
--------------------------------------------------------------------------------------------------------------------------
                                                                             $      21,783    $     21,783    $  3,475,587
==========================================================================================================================
Liabilities and Stockholders' Deficit
   Current portion of capital lease obligations (Note 8)                     $      93,070    $     93,070    $     56,452
   Convertible subordinated debt (Note 4)                                          826,845         826,845       2,052,986
   Accounts payable                                                                244,764         244,764         248,538
   Accrued salaries and employee benefits                                           11,031          11,031          80,740
   Accrued unusual charge (Note 5)                                                  77,083          77,083          95,833
   Accrued expenses and other liabilities                                          129,515         129,515         863,271
   Accrued royalties                                                               319,048         319,048         319,048
--------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                          1,701,356       1,701,356       3,716,868
Capital lease obligations, net of current portion (Note 8)                              --              --          64,250
--------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                  1,701,356       1,701,356       3,781,118
--------------------------------------------------------------------------------------------------------------------------
Stockholders' deficit (Notes 4 and 11)
   Preferred stock, $.10 par value; 500,000 shares authorized, of which
      5,000 shares have been designated as non-voting convertible with liquidating preference of $200 per share and are issued and
      outstanding                                                                      500             500             500
   Common stock, $.10 par value; authorized 20,000,000
      shares; issued 3,241,848                                                     324,185         324,185         324,185
   Additional paid-in capital                                                   12,539,503      12,539,503      12,539,503
   Deferred issuance cost                                                               --         (61,069)        (96,425)
   Accumulated deficit                                                         (14,523,824)    (14,462,755)    (13,053,357)
--------------------------------------------------------------------------------------------------------------------------
                                                                                (1,659,636)     (1,659,636)       (285,594)
   Less 3,052 shares of common stock held in treasury, at cost                      19,937          19,937          19,937
--------------------------------------------------------------------------------------------------------------------------
              Total stockholders' deficit                                       (1,679,573)     (1,679,573)       (305,531)
--------------------------------------------------------------------------------------------------------------------------
                                                                             $      21,783    $     21,783    $ 3,475,587
==========================================================================================================================

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                           Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                              February 27,    February 27,
  Years ended February 28,                                                            2001            2000            1999
--------------------------------------------------------------------------------------------------------------------------
  Net sales                                                                   $         --    $  5,344,223    $ 11,517,842
  Cost of sales                                                                         --       3,719,692       9,107,947
--------------------------------------------------------------------------------------------------------------------------
              Gross profit                                                              --       1,624,531       2,409,895
  Selling, general and administrative expenses                                          --       2,161,376       2,879,200
--------------------------------------------------------------------------------------------------------------------------
              (Loss) from operations                                                    --        (536,845)       (469,305)
  Other income (expense):
     Net loss (gain) on sale of assets (Note 7)                                         --         538,522          15,093
     Interest expense                                                                   --         334,031         506,746
     Other income (Note 12)                                                             --              --      (1,928,624)
--------------------------------------------------------------------------------------------------------------------------
              Total other (income) expense                                              --         872,553      (1,406,785)
--------------------------------------------------------------------------------------------------------------------------
              Earnings (loss) before income taxes                                       --      (1,409,398)        937,480
  Income taxes (Note 10)                                                                --              --              --
--------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                                     --    $ (1,409,398)   $    937,480
  Net earnings (loss) per share - basic and diluted                                     --    $       (.40)   $       0.26
--------------------------------------------------------------------------------------------------------------------------
  Weighted average common shares outstanding                                     3,238,796       3,238,796       3,238,796
==========================================================================================================================

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                 Consolidated Statement of Stockholders' Deficit
--------------------------------------------------------------------------------------------------------------------------------

                                          Preferred stock
                                           designated as
                                       non-voting convertible             Common stock
                                    -------------------------------------------------------------
                                                                                                     Additional       Deferred
                                                                                                       paid-in        issuance
                                       Shares           Amount          Shares           Amount        capital          costs
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 1, 1998                 5,000             $500        3,241,848        $324,185     $12,539,503       $(115,541)

Net earnings

Amortization of deferred costs                                                                                            19,116
                                     -------------------------------------------------------------------------------------------

Balance at February 27, 1999             5,000              500        3,241,848         324,185      12,539,503         (96,425)

Net(loss)

Amortization of deferred costs                                                                                            35,356
                                     -------------------------------------------------------------------------------------------

Balance at February 27, 2000             5,000              500        3,241,848         324,195      12,539,503         (61,069)

Net earnings (loss)

Amortization of deferred costs                                                                                            61,069
                                     -------------------------------------------------------------------------------------------

Balance at February 27, 2001             5,000             $500        3,241,848        $324,185     $12,539,503    $         --
================================================================================================================================

                                                              Treasury stock
                                                        ------------------------

                                   Accumulated
                                     deficit            Shares          Amount          Total

-------------------------------------------------------------------------------------------------
Balance at March 1, 1998          $(13,990,837)           3,052         $(19,937)    $(1,262,127)

Net earnings                           937,480                                           937,480

Amortization of deferred costs                                                            19,116
                                 ----------------------------------------------------------------

Balance at February 27, 1999       (13,053,357)           3,052          (19,937)       (305,531)

Net(loss)                           (1,409,398)                                       (1,409,398)

Amortization of deferred costs                                                            35,356
                                 ----------------------------------------------------------------

Balance at February 27, 2000       (14,462,755)           3,052          (19,937)     (1,679,573)

Net earnings (loss)

Amortization of deferred costs         (61,069)
                                 ----------------------------------------------------------------

Balance at February 27, 2001      $(14,523,824)           3,052         $(19,937)    $(1,644,217)
=================================================================================================

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                           Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                    February 27,    February 27,
  Years ended February 28,                                                   2001           2000            1999
----------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net earnings (loss)                                                   $   --    $(1,409,398)    $   937,480
     Adjustments to reconcile net earnings (loss) to
        net cash provided by operating activities:
          Depreciation and amortization                                        --         35,356         397,053
          Provision for doubtful accounts                                      --             --          11,210
          Loss (gain) on sale of fixed assets                                  --        538,522          15,093
          Provision for obsolete and slow-moving inventory                     --             --          77,528
          Issue of warrants                                                    --             --              --
          Decrease (increase) in assets:
             Accounts receivable                                               --        961,989       1,906,536
             Inventories                                                       --      1,108,860       1,903,995
             Other current assets                                              --         47,016           4,548
          (Decrease) increase in liabilities:
             Accounts payable                                                  --         (3,774)       (473,945)
             Accrued expenses and other liabilities                            --       (803,465)       (453,720)
             Income taxes payable                                              --             --              --
             Accrued unusual charge                                            --        (18,750)       (547,884)
----------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                      --        456,356       3,777,894
----------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                                --             --         (59,562)
     Proceeds from sale of fixed assets                                        --             --          51,745
     Decrease in other assets                                                  --        176,601          56,525
----------------------------------------------------------------------------------------------------------------
                Net cash provided by investing activities                      --        176,601          48,708
----------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     (Repayments) borrowings under line of credit agreement, net               --             --      (3,161,286)
     Payments of short-term debt                                               --     (1,226,141)             --
     Payments of long-term debt and capital lease obligations                  --        (27,632)        (51,898)
----------------------------------------------------------------------------------------------------------------
                Net cash (used in) provided by financing activities            --     (1,253,773)     (3,213,184)
----------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                         --       (620,816)        613,418
  Cash and cash equivalents, beginning of year                              1,452        622,268           8,850
----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of year                                   $1,452    $     1,452     $   622,268
================================================================================================================
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for:
        Interest                                                           $   --    $   881,670     $   191,440
        Income taxes                                                       $   --    $        --     $        --

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

  1.  Restructuring  and            The accompanying  financial  statements have
       Liquidity Matters            been prepared assuming that the Company will
                                    continue as a going concern. There have been
                                    no sales since November 1999 and the Company
                                    has remained  inactive for fiscal year 2001.
                                    The Company  filed for Chapter 11 bankruptcy
                                    protection  in  March  2000.  Management  is
                                    seeking   merger   candidates  in  order  to
                                    continue the  Corporation.  If Management is
                                    unsuccessful  in  its  merger  search,   the
                                    Company  will cease to exist.  There were no
                                    sales  under the  Brittania  license for the
                                    fiscal  years 2001,  2000 and 1999.  As more
                                    fully  described  in Note 3, Levi  Strauss &
                                    Co.,   the  parent   company  of   Brittania
                                    Sportswear  Ltd. a licensor which  accounted
                                    for $4.5  million  of the  Company's  fiscal
                                    1998 sales,  announced  their  intention  to
                                    sell  Brittania.  In  light  of the  actions
                                    announced  by Levi's,  K mart,  the  largest
                                    retailer  of the  Brittania  brand  and  the
                                    Company's  largest  customer,   advised  the
                                    Company that it would no longer continue its
                                    on-going   commitment   to   the   Brittania
                                    trademark.  Sales to this customer decreased
                                    from $3 million in fiscal 1998,  to $0 sales
                                    in  fiscal  year  1999.  In  response,   the
                                    Company filed a lawsuit against Levi-Strauss
                                    & Co.,  alleging that the licensor  breached
                                    various   obligations   under  the   license
                                    agreement, including without limitation its covenant of good faith and fair dealing. The
                                    Company settled this litigation in June 1998
                                    (see Note 12).

                                    The Company  experienced  significant losses
                                    in fiscal years 1998 and 1999 which resulted
                                    in severe cash flow  issues that  negatively
                                    impacted  the  ability  of  the  Company  to
                                    conduct its business as then structured.  In
                                    fiscal  year 1999 due to the lack of capital
                                    resources  needed to  properly  develop  and
                                    support the GUESS? product line, the Company
                                    discontinued sales under the GUESS? license.
                                    Sales for this  product line in fiscal 2001,
                                    2000, and 1999 aggregated $.0, $.0, and $2.5
                                    million,  with  gross  margins of 0%, 0% and
                                    11.8%,  respectively.  As of March 1999, the
                                    company  reached an  agreement  with Cluett,
                                    Peabody  & Co.,  the  licensor  of the ARROW
                                    trademark,  to terminate  its Arrow  license
                                    (see Note 12).  Until  April 17,  1998,  the
                                    Company's  common  stock  was  traded on the
                                    American Stock Exchange. Because the Company
                                    fell   below    American    Stock   Exchange
                                    guidelines for continued listing,  effective
                                    April  17,  1998,  the  Company's  stock was
                                    delisted.   The  Company  has  defaulted  on
                                    interest payments to its subordinated debt holder, and has no long-term credit facility in place. As a result, there can be no assurance that the Company can continue as a going concern.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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

                                    Nantucket    Industries,    Inc.   and   its
                                    wholly-owned      inactive      subsidiaries
                                    (debtor-in-possession)    (the    "Company")
                                    design and  distribute  branded  and private
                                    label   fashion    undergarments   to   mass
                                    merchandisers and national chains throughout the United States, until it ceased doing business in October 1999.

                                    b. Principles of Consolidation

                                    The   consolidated    financial   statements
                                    include   the    accounts    of    Nantucket
                                    Industries,   Inc.   and  its  wholly  owned
                                    subsidiaries   (debtor-in-possession).   All
                                    significant    intercompany   balances   and
                                    transactions   have  been   eliminated.

                                    c. Accounts Receivable

                                    An  allowance   for  doubtful   accounts  is
                                    provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

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

                                    g. Earnings (Loss) Per Common Share

                                    In fiscal  year 1998,  the  Company  adopted
                                    Statement of Financial  Accounting Standards
                                    No. 128 (SFAS No. 128),  Earnings Per Share,
                                    which requires  public  companies to present
                                    earnings  per  share  and,  if   applicable,
                                    diluted  earnings per share. All comparative
                                    periods  must be restated as of February 28,
                                    1998 in accordance  with SFAS No. 128. Basic
                                    earnings per share are based on the weighted
                                    average number of common shares  outstanding
                                    without  consideration  of potential  common
                                    share  equivalents.   Diluted  earnings  per
                                    share  are  based  on the  weighted  average
                                    number of common and potential common shares
                                    outstanding.   The  calculation  takes  into
                                    account  the shares  that may be issued upon
                                    exercise  of stock  options,  reduced by the
                                    shares  that  may be  repurchased  with  the
                                    funds  received from the exercise,  based on
                                    the  average   price  during  the  year.  At
                                    February   27,   2000,   the   Company   had
                                    outstanding  warrants to purchase 16,500,000
                                    shares   of   common   stock   which   would
                                    potentially dilute basic earnings per share but have not been considered for the two prior periods as they would have had an antidilutive impact (see Note 9).

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

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

                                    j. Fiscal Year

                                    The Company's fiscal year ends on the Sunday nearest to February 28, with the exception of February 28, 2001 an inactive year, the fiscal years ended February 27, 2000 and February 27, 1999 contained 52 weeks.

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

                                    m. Impairment of Long-Lived Assets

                                    The Company  applies  Statement of Financial
                                    Accounting Standards No. 121, Accounting for
                                    the Impairment of Long-Lived  Assets and for
                                    Long-Lived   Assets  to  be   Disposed   of.
                                    Accordingly,  when  indicators of impairment
                                    are   present,   the  Company   periodically
                                    evaluates  the  carrying  value of property,
                                    plant  and  equipment  and   intangibles  in
                                    relation to the  operating  performance  and
                                    future   undiscounted   cash  flows  of  the
                                    underlying  business.  The  Company  adjusts
                                    carrying amount of the respective  assets if
                                    the expected future  undiscounted cash flows
                                    are  less  than   their  book   values.   No
                                    impairment loss was required in fiscal years
                                    2001, 2000 and 1999.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

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

  3. Concentration of Risk          For the  period  ended  February  28,  2001,
                                    there  were  no  sales  or  other   business
                                    activities. For February 28, 2000 there were
                                    no sales.  For February  27, 2000,  sales to
                                    the Company's largest customer accounted for
                                    38.8% of net  sales  and 23%,  respectively,
                                    for the two prior fiscal years. Sales to the
                                    second largest customer in fiscal years 1999
                                    and 1998  were  33.6% of net  sales and 22%,
                                    respectively.  As  previously  described,  K
                                    Mart,  which  represented $0 of net sales in
                                    the 1999 fiscal  year,  and 16% and 40%, for
                                    the two  prior  fiscal  years,  advised  the
                                    Company  it would  no  longer  continue  its
                                    commitment  to the  Brittania  trademark and
                                    consequently,  the Company  currently has no
                                    business  with  this   customer.   No  other
                                    customer accounted for more than 10% of the Company's consolidated net sales for fiscal
                                    1999 and 1998.

  4. Private Placement              On August 15, 1996, the Company  completed a
                                    $3.5  million  private   placement  with  an
                                    investment   partnership.   Terms   of  this
                                    transaction included the issuance of 250,000 shares and $2,760,000 of 12.5% convertible subordinated debentures that were due August
                                    15, 2001.

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

                                    The Company was in default in respect to interest payments due on the subordinated

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

  5. Unusual (Credit) Charge        In  November  1992,  the  Company   acquired
                                    Phoenix  Associates,  Inc., a  manufacturing
                                    facility in Puerto Rico, pursuant to a stock
                                    purchase  agreement.  Phoenix  had  been  an
                                    exclusive   contractor   for  the   Company,
                                    manufacturing  many of the Company's product
                                    lines.  A portion of the purchase  price was
                                    subordinated  debt  payable  to  the  former
                                    owners of Phoenix, of which $300,000 was due
                                    February 2, 1998. In April 1993, the Company
                                    discovered   an   inventory    variance   of
                                    $1,700,000,   principally   attributable  to
                                    unrecorded  manufacturing  and material cost
                                    variance at the Puerto Rico facility,  which
                                    were   incurred   prior  to  the   Company's
                                    acquisition of this  facility.  As a result,
                                    the Company  initiated an action against the
                                    former  owners of the facility as more fully
                                    described in Note 12. Accordingly, in fiscal
                                    1995 the Company eliminated this payable and
                                    reflected   such  reduction  as  an  unusual
                                    credit in the 1995 financial statements.

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

                                    As of  February  28, 2001 and  February  27,
                                    2000, the accrued  unusual charge of $77,083
                                    represents    payments    due    under   the
                                    termination   agreements   to   the   former
                                    Chairman  and  Vice-chairman.  As of October
                                    1997, pending negotiation of more favorable terms, payment under these agreements was suspended.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

  6. Inventories                    Inventories  are  recorded  at the  lower of
                                    cost  or  market   value   using  the  first
                                    in-first-out (FIFO) cost flow method, and are summarized as follows:

                                    February 28,   February 27,     February 27
                                        2001           2000             1999
           ---------------------------------------------------------------------
           Raw materials                 $ --         $ --         $       --
           Work in process                 --           --                 --
           Finished goods                  --           --          1,108,860
           ---------------------------------------------------------------------
                                         $ --         $ --         $1,108,860
           =====================================================================

  7. Property, Plant and
     Equipment                      Property, plant and equipment are summarized
                                    as follows:

                                    February 28,   February 27,     February 27
                                        2001           2000             1999
           ---------------------------------------------------------------------
              Land                       $ --         $ --         $       --
              Buildings and improvements   --           --             26,034
              Machinery and equipment      --           --          1,485,090
              Furniture and fixtures       --           --            142,489
           ---------------------------------------------------------------------
                                           --           --          1,653,613
              Less accumulated
                depreciation               --           --          1,115,090
           ---------------------------------------------------------------------
                                         $ --         $ --         $  538,523
           =====================================================================

  8. Long-Term Debt and Notes
     Payable                        a. Revolving Credit

                                    The  Company  has  a $15  million  revolving
                                    credit  facility,  which  expired  in  March
                                    1998,  and has been  extended  to August 31,
                                    1999.   The   revolving   credit   agreement
                                    provides  for  loans  based  upon   eligible
                                    accounts   receivable   and   inventory,   a
                                    $3,000,000  letter  of credit  facility  and
                                    purchase  money  term  loans of up to 75% of
                                    the  orderly   liquidation  value  of  newly
                                    acquired and eligible equipment.  Borrowings
                                    bear  interest  at 2 3/4% above  prime.  The
                                    agreement requires,  among other provisions,
                                    the  maintenance of minimum  working capital
                                    and  net  worth  levels  and  also  contains
                                    restrictions regarding payment of dividends.
                                    Borrowings    under   the    agreement   are
                                    collateralized by substantially all of the assets of the Company. At February 28, 2001 and February 27, 2000, the revolving credit facility was not in place.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                    b. Capital Leases

                                    The Company leases equipment under capital leases. During Fiscal 2000, the Company's equipment was returned for non-payment.

  9. Net Earnings (Loss) Per        The   following   table   sets   forth   the
     Common Share                   computation  of basic and  diluted  loss per
                                    share:

                                          February 28,   February 27,     February 27
                                              2001           2000             1999
       -------------------------------------------------------------------------------
       Net earnings (loss)  attributable
          to common stockholders         $       --      $(1,409,398)       $ 937,480

       Accrued dividends on preference
         shares                                  --      $   (81,074)       $ (81,103)

       Numerator for basic and diluted
         net earnings (loss) per common
         share - earnings  (loss)
         attributable to common
         stockholders                    $       --      $        --        $ 856,377
       -------------------------------------------------------------------------------
       Denominator for basic and diluted
         net earnings (loss) per common
         share - weighted average shares
         outstanding                      3,238,796        3,238,796        3,238,796
       -------------------------------------------------------------------------------
       Basic and diluted net  earnings
         (loss) per share                $       --      $      (.40)      $     0.26
       ===============================================================================

  10. Income Taxes                  Deferred income taxes reflect the net effect
                                    of   temporary   differences   between   the
                                    carrying  amounts of assets and  liabilities
                                    for  financial  reporting  purposes  and the
                                    amount   used  for  income   tax   purposes.
                                    Deferred  tax  assets  and  liabilities  are
                                    measured    using    enacted    tax   rates.
                                    Significant   components  of  the  Company's
                                    deferred   taxes  at  February   28,   2001,
                                    February 27, 2000 and February 27, 1999 are as follows:

                                          February 28,   February 27,     February 27
                                              2001           2000             1999
      --------------------------------------------------------------------------------
      Deferred tax assets

        Net operating loss
          carryforward                   $7,215,000       $7,215,000       $6,987,000

        Accrued severance                        --               --           36,000

        Excess of tax basis  over
          book basis of                          --               --               --

        Capitalized inventory costs              --               --           22,000

        Other                                    --               --          121,000
      --------------------------------------------------------------------------------
                                          7,215,000        7,215,000        7,166,000
      Deferred tax liabilities

        Difference between the book
          and tax basis of property,
          plant and equipment               331,000          331,000          331,000
      --------------------------------------------------------------------------------
         Net deferred tax asset           6,884,000        6,884,000        6,835,000
         Valuation allowance              6,884,000        6,884,000       (6,835,000)
      --------------------------------------------------------------------------------
         Net deferred taxes             $        --       $       --      $        --
      ================================================================================

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

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

                                    For tax purposes at February  28, 2001,  the
                                    Company's  net operating  loss  carryforward
                                    was  $20,200,000,  which,  if  unused,  will
                                    expire  from  2008  to  2013.   Certain  tax
                                    regulations   relating   to  the  change  in
                                    ownership may limit the Company's ability to
                                    utilize its net operating loss  carryforward
                                    if the ownership  change,  as computed under
                                    each   regulation,   exceeds  50%.   Through
                                    February 28, 2001, the change in ownership was less than 50%.

                                    There was no income tax provision (benefit) for the fiscal years 2001, 2000 and 1999.

                                    The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

                                                     February 28,  February 27,    February 27,
                                                         2001          2000            1999
              ---------------------------------------------------------------------------------
              Computed "expected" provision for:

                  Federal income taxes                    0%          (35.0)%         (35.0)%

                  Valuation allowance                     0            35.0            35.0
              ---------------------------------------------------------------------------------
              Actual provision for income taxes           0%           --   %          --   %
              ---------------------------------------------------------------------------------

11. Stockholders' Equity            a.  Stock Options

                                    The 1972 stock option plan, as amended, provides for the issuance of options to purchase up to 340,000 shares of common stock at the market value of the date of grant. Options are exercisable up to ten years from the date of grant and vest at 20% per year.

                                    The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation costs have been recognized for grants made under the Company's stock option plan. Had compensation cost been determined based on the fair value, as determined in accordance with the requirements of SFAS No. 123, at the date of grant of stock option awards, the increase in the net loss for fiscal 2001, 2000 and 1999 would be $0, $0 and $91,000, respectively. In fiscal 2001, 2000 and 1999 there were no awards of stock options. During the initial phase-in period of SFAS No. 123, such compensation may not be representative of the future effects of applying this statement.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                    A summary of option activity for the years ended February 28, 2001, February 27, 2000, and February 27, 1999 is as follows:

                                                                  Weighted
                                              Number of           Average
                                               Options         Exercise Price
         -----------------------------------------------------------------------
          Balance, February 27, 1999           106,000              $5.05

           Forfeited                           106,000              $5.05
         -----------------------------------------------------------------------
          Balance, February 27, 2000                --                 --
         -----------------------------------------------------------------------
          Balance, February 28, 2001                --                 --
         -----------------------------------------------------------------------

                                    b. Issuance of Preferred Stock

                                    On March 22,  1994,  the Company sold to its
                                    management  group 5,000 shares of non-voting
                                    convertible  preferred stock for $1,000,000.
                                    These  shares are  convertible  into 200,000
                                    shares of common  stock at the rate of $5.00
                                    per  share.   These   shares   provide   for
                                    cumulative  dividends  at  a  floating  rate
                                    equal to the prime rate. Such dividends were
                                    convertible into common stock at the rate of
                                    $5.00 per share. The conversion  rights were
                                    waived  in  May  1998.   These   shares  are
                                    redeemable, at the option of the Company, on
                                    or  after  February  27,  1999  and  have  a
                                    liquidation preference of $200 per share. As
                                    of February 28, 2001,  February 27, 2000 and
                                    February 27, 1999  dividends in arrears were
                                    $570,134,     $489,484     and     $408,384,
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

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

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

                                    b. Trademark Licensing Agreements

                                    Royalties    including   minimum   licensing
                                    payments to GUESS?,  Inc. which owns 9.9% of
                                    the outstanding common stock of the Company,
                                    aggregated   $74,000  in  fiscal  1999,  and
                                    $840,000 in fiscal 1998. Due to the lack of capital resources necessary to develop and support the GUESS? product line, the company discontinued its GUESS? division in the first quarter of fiscal year 1999. The GUESS? license was terminated as of March 31, 1998.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

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

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries
                                                          (Debtor-In-Possession)

                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13.Brittania Litigation             Beginning  in  September  1988,  the Company
                                    became a licensee of Brittania Sportswear, Ltd., a wholly-owned subsidiary of Levi
                                    Strauss & Co., to manufacture and market men's underwear and other products under the trademark "Brittania from Levi Strauss &
                                    Co.". Sales under this license aggregated $0 in fiscal year 1999, $4.5 million in fiscal
                                    1998.

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

14. Subsequent Events               On March 3,  2000,  the  Company  filed  for
                                    Chapter 11 protection  with U.S.  Bankruptcy
                                    Court. The Company is involved in discussion
                                    with   merger   candidates,   should   these
                                    discussions  prove futile, a move to Chapter
                                    7 liquidation is probable.

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
                                                                 ============          ===========

                   Nantucket Industries, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended
                                           February 27,      February 28,         March 1,
                                               1999             1998               1997
                                           ------------      ------------       -----------
Net sales                                  $11,517,842                          $30,394,409
Cost of sales                                9,107,947       18,581,718          24,395,054
                                           -----------      -----------         -----------

     Gross profit                            2,409,895        3,101,608           5,999,355

Selling, general and
 administrative expenses                     2,879,200        7,166,124           7,546,341
                                           -----------      -----------         -----------

     Operating profit (loss)                  (469,305)      (4,064,516)         (1,546,986)

Other (income) expense
   Net loss (gain) on sale of assets
 (Note G)                                       15,093         (711,686)                 --
   Interest expense                            506,746        1,311,875           1,199,529
   Other income (Note L)                    (1,928,624)              --                  --
                                           -----------      -----------         -----------

     Total other (income) expense           (1,406,785)         600,189           1,199,529
                                           -----------      -----------         -----------

     Earnings (loss) before income taxes       937,480       (4,664,705)         (2,746,515)

Income taxes (Note J)                               --               --                  --
                                           -----------      -----------         -----------
     Net earnings (loss)                   $   937,480      $(4,664,705)        $(2,746,515)
                                           ===========      ===========         ===========

Net earnings (loss) per share
 - basic and diluted                       $      0.26      $     (1.47)        $     (0.91)
                                           ===========      ===========         ===========

Weighted average common
 shares outstanding                          3,238,796        3,238,796           3,124,785
                                           ===========      ===========         ===========

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT Years ended February 27, 1999, February 28, 1998 and March 1, 1997

                                      Preferred stock
                                       designated as
                                      non convertible               Common stock            Additional
                                      ----------------              ------------              paid-in
                                   Shares         Amount        Shares        Amount         capital
                                   ------         ------        ------        ------         -------
Balance at March 2, 1996            5,000       $      500     2,991,848     $299,185      $11,556,386

Net loss                               --               --            --           --               --

Common stock issued (Note D)           --               --       250,000       25,000          808,117

Balance at March 1, 1997            5,000              500     3,241,848      324,185       12,364,503

Net loss                               --               --            --           --               --

Issue of warrants                      --               --            --           --          175,000

Amortization of deferred costs         --               --            --           --               --
                                ---------       ----------     ---------     --------      -----------
Balance at February 28, 1998        5,000              500     3,241,848      324,185       12,539,503

Net earnings                           --               --            --           --               --

Amortization of deferred costs         --               --            --           --               --
                                ---------       ----------     ---------     --------      -----------

Balance at February 27, 1999        5,000           $  500     3,241,848     $324,185      $12,539,503
                                =========       ==========     =========     ========      ===========


                                 Deferred                          Treasury stock
                                 issuance      Accumulated         --------------
                                   costs         deficit          Shares      Amount          Total
                                   -----         -------          ------      ------          -----
Balance at March 2, 1996        $      --      $(6,579,617)        3,052     $(19,937)      $5,256,517

Net loss                               --       (2,746,515)           --           --       (2,746,515)

Common stock issued (Note D)     (183,772)              --            --           --          649,345
                                 --------      -----------         -----     --------       ----------


Balance at March 1, 1997         (183,772)      (9,326,132)        3,052      (19,937)       3,159,347

Net loss                               --       (4,664,705)           --                    (4,664,705)
Issue of warrants                      --               --            --           --          175,000

Amortization of deferred costs     68,231               --            --           --           68,231
                                ---------     ------------         -----     --------        ---------
Balance at February 28, 1998     (115,541)     (13,990,837)        3,052      (19,937)      (1,262,127)

Net earnings                           --          937,480            --           --          937,480

Amortization of deferred costs     19,116               --            --           --           19,116
                                ---------     ------------         -----     --------       ----------

Balance at February 27, 1999    $ (96,425)    $(13,053,357)        3,052     $(19,937)      $ (305,531)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None in last two years.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

      The following sets forth, as of June 1, 2001, the names and ages of all directors, executive officers, and other significant employees of the Company; the date when each director was appointed; and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified: Name Age Positions Held Date Appointed Director

                                                            Date
                                   Positions                Appointed
Name                     Age       Held                     Director
----------------------   ---       ---------------          -------------
John H. Treglia          58        Director, President,     Jan. 18, 2000
                                   And Secretary

Dr. Frank J. Castanaro   50        Director                 Feb. 17, 2000

George D. Gold           79        Director                 1966

Marsha Ellis             40        Treasurer and Chief      Jan. 18, 2000
                                   Accounting Officer

      Set forth below is information regarding the principal occupations of each current director during the past five years or more. None of the directors or principal executive officers holds the position of director in any other public company.

      Mr. Treglia is a graduate of Iona College, from which he received a BBA in Accounting in 1964. Since January 18, 2000 he has served as president, secretary, and a director of the Company, devoting such time to the business and affairs of the Company as is required for the performance of his duties. From 1964 until 1971, Mr. Treglia was employed as an accountant by Ernst & Ernst and, thereafter, founded and operated several businesses in various areas. From 1994 through 1998, Mr. Treglia served as a consultant to several companies which were in Chapter 11. These included J.R.B. Contracting, Inc., Laguardia Contracting, and Melli-Borrelli Associates. In 1996, Mr. Treglia founded Accutone In., a company engaged in the business of manufacturing and distributing hearing aids. He has served as its president and CEO since such time.

      George J. Gold has been a director of the company since 1966. During his tenure with the Company he has served as its Chairman of the Board, Chief Executive Officer, and Treasurer of the company. He resigned all positions other than Director on March 18, 1994.

      Dr. Castanaro received a Bachelor of Science degree from the University of Scranton in 1974. In 1978 he graduated from Georgetown University School of Dentistry and has been in private practice as a dentist since such time. Dr. Castanaro was appointed as a director of the company on February 17, 2000. Dr. Castanaro has assisted two large ophthalmology practices to introduce and expand their activities in Laser therapy, including, but not limited to, Lasik procedures. Dr. Castanaro presently practices dentistry in partnership with Dr.'s Joseph C. and John B. Fontana in Peekskill, New York, and has a solo practice in Yonkers, New York. Dr. Castanaro is a member of the American Dental Association, the Dental Society of the State of New York, the Ninth District Dental Society, and the Peekskill-Yorktown Dental Society.

      Marsha Ellis has served as treasurer and chief accounting officer of the Company since January 18, 2000. Miss Ellis attended North Carolina State
University at which she studied accounting and computer sciences. She is currently employed full time as comptroller of St. Ives Country Club. Miss Ellis served as assistant controller of the company from 1994 until it ceased doing business in October of 1999. Since January 18,2000 she has kept that position on a part time basis devoting much of her time to the business and affairs of the Company as is required for the performance of her duties. From 1986 until 1993 Ms. Ellis was a manager in the Accounting Department of The British-American International Services Group of Companies.

Resignations of Officers and Directors
During the Fiscal Year February 2000

      On June 22, 1999, during the fiscal year prior to that covered by this report, Stephen Samberg submitted his resignation as chairman, CEO, and a director of the Company. As of such date, the Company was left with only one executive officer, Nicholas J. Dmytryszyn, who served in the positions of secretary, CFO, and treasurer. Members of the Company's former management have advised present management that Mr. Dmytryszyn resigned all of his positions with the Company some time in October 1999. The board of directors did not take any action to fill the vacancies caused by the resignations of Messrs. Samberg and Dmytryszyn. Therefore, from October 1999 until January 18, 2000 (see below), the Company had no executive officers in place.

Resolution to Reorganize the Company Under Chapter 11
And Appointment of John H. Treglia to Administer Same

      Prior to the fiscal year covered by this report at a special meeting of the board of directors, held on January 18, 2000, the Company's board of directors reviewed the Company's insolvent state, its total absence of business operations since October 1999 and the lack of prospects to improve its financial and operational positions. In light of the company's poor position and prospects, the board approved the filing of a Voluntarily petition under Chapter 11 of the United States Bankruptcy Code in the Federal Court for the Southern District of New York for the purpose or reorganizing the business and affairs of the Corporation through a merger with or acquisition of a new and viable business.

      In connection with the projected reorganization of the Company with a new, viable business, John H. Treglia, was appointed as a director to fill the vacancy caused by the resignation of James H. Carey, which had occurred on October 8, 1999. Upon the appointment of Mr. Treglia, the Company's board consisted of Mr. Treglia and four members of the former management, Steven Schneider, Marc Feder, Kenneth Klein, and George J. Gold. Mr. Treglia, who is the president and a controlling shareholder of Accutone Inc., a company engaged in the business of manufacturing and distributing hearing aids, was also appointed President and Secretary of the company and of it four subsidiaries. Management is seeking merger or acquisition candidates in order to continue the existence of the Company. It management is unsuccessful in finding at least one appropriate candidate, the company and its subsidiaries will cease to exist. Management has not identified any specific business or even any specific industry for the company or any of its subsidiaries and has not made or entered into any definite plans, proposals, arrangements, or understandings with respect to any possible business combination or opportunity nor has it made application to the Bankruptcy Court for approval of any particular merger or acquisition. However, Accutone Inc., a company controlled by John H. Treglia, the Company's current president, will be among the companies and businesses which management will consider with regard to the possibility of an acquisition or merger transaction with the Company. If the Company should ultimately acquire a business or property from any member of management, the terms of such acquisition might not be the result of arm's length negotiations. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that is such transaction should occur, the terms thereof will be no less beneficial to the Company than is such transactions were effected on an arms length basis.

Appointment of Marsha Ellis as Treasurer and Chief Accounting Officer

      Prior to the fiscal year covered by this report, at the January 18, 2000 special meeting of the board of directors, Marsha Ellis, the former assistant comptroller of the company, was appointed treasurer and chief accounting officer, of the Company.

Resignation of Three Directors and Appointment of Dr. F.J. Castanaro to Board

      Prior to the fiscal year covered by this report, at a meeting of the board of directors held on February 17, 2000, Marc Feder resigned his position as a director of the Company and the remaining directors present at the meeting appointed Dr. Frank J. Castanaro to fill the vacancy on the board caused by Mr. Feder's resignation. Subsequent to the said meeting, two more directors, Steven Schneider and Kenneth Klein also resigned from the board. The resignation of Messrs. Feder, Klein, and Schneider were submitted in light of the termination of the Company's former business and the projected reorganization of the Company through a Chapter 11 proceeding.

Section 16(a) ownership Reporting Compliance

      To the best knowledge of current management and the members of management who resigned in February 2000, during the fiscal year ended February 27, 2000, the Company did not receive any Forms 3 or 4 or any amendments thereto, nor did any director, officer or beneficial owner of more than 10% of the company's equity securities fail to file, on a timely basis, reports required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

      Until June of 2000, when the board of directors eliminated compensation for directors other than those employed by the Company, such persons were paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person. No payments made during the fiscal year ended February 27, 2001.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee was disbanded in May 1998. As of the date hereof, the

Board of Directors has not established a new Compensation Committee and it has no plans to do so until such time as the financial position and prospects of the Company improve significantly.

SUMMARY COMPENSATION TABLE

      The Summary Compensation Table shows compensation information for each of the fiscal years ended February 28, 2001 and February 27, 2000 for all persons who served as the Company's chief executive officer. No other executive officers of the Company received compensation in excess of $100,000 during the fiscal year ended February 27, 2000.

      To the best knowledge of current management, prior to and/or during the fiscal year ended February 27, 2000 the Company had in effect a 401(k) Profit Sharing Plan, a Long Term Incentive Plan and one or more Stock Option and SAR Plans and/or granted stock options outside of specific Plans therefore. As part of the projected reorganization under chapter 11, all existing compensation plans and rights to purchase securities of the Company arising thereunder will be terminated, as will all outstanding stock options; any funds or assets in the company's 401(k) Profit Sharing Plan and any other compensation plan holding funds or assets of former employees will be distributed by the Trustees of any such plans to the beneficial owners thereof and all such Plans will also be terminated.

                               ANNUAL COMPENSATION

Name and Principal Position        Year           Salary
---------------------------        ----           ------

John H. Treglia                    2001           $ -0-
President, Chief Executive         2000              0
Officer, Secretary and             1999            N/A
Director

ITEM NO. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following table sets forth information as of June 1, 2001, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the common stock, $.10 par value of the Company.

                             PRINCIPAL SHAREHOLDERS

      The  Company  knows  of  no  person,   other  than  those  listed  in  the
Management's Shareholdings Table, below, who owns more than 5% of the common stock of the Company.

Security Ownership of Management

      The following table sets forth information as of June 1, 2001, with respect to the beneficial ownership of the Common Stock, $. 10 par value, of the Company by each of the executive officers and directors of the company and all executive officers and directors as a group:

                         MANAGEMENT SHAREHOLDINGS TABLE

--------------------------------------------------------------------------------
                Name and                 Amount and
 Title          Address of               Nature of
  of            Beneficial               Beneficial          Percent of
 Class          Owner                    Ownership           Class (1)
-------         ----------               ----------          -----------
Common          George J. Gold           359,078 (2)            11.09%
Stock           209 Sterling Road
                Harrison, NY 10528

Common          John H. Treglia             -0-                   -0-%
Stock           45 Ludlow Street
                Suite 602
                Yonkers, NY 10705

Common          Dr. Frank J. Castanaro      -0-                   -0-%
Stock           970 North Broadway
                Suite 108
                Yonkers, NY 10701

Common          Marsha Ellis                -0-                   -0-%
Stock           3680 Chartwell Drive
                Suwanee, GA 30024

All directors and
  Officers as a
Group (4 persons)

----------
(Notes to Table Appear on Following Page)

Pursuant to the rules of the Securities and Exchange commission, shares of Common Stock which an individual or member of a group has right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person; shown in the table. Accordingly, where applicable, each individual or group member's rights to acquire shares pursuant to the exercise of options or warrants are noted below.

(2) All such shares are subject to the Nantucket Industries Stock Voting Trust u/i/d March 22, 1994 the "Voting Trust"). In addition, the severance agreement with Mr. Gold provided for the company to issue, as of April 1, 1997, warrants for the purchase of up to a total of $157,875 shares to George J. Gold and Donald D. Gold. Such warrants have not yet been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of any transactions during the fiscal year ended February 27, 2001 or any presently proposed transactions, to which the Company was or is to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (I) any director or executive officer of the Company; (ii) any person who owns or has the right to acquire 5% or more of the issued and outstanding common stock of the Company; and (iii) any member of the immediate family of any such persons. Current management is not aware of any requirements, which may have been in effect prior to January 2000, with respect to the approval of related transactions by independent directors. Because of its current limited management resources, the company does not presently have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote of the majority, or the unanimous written consent, of the full board of directors. J all member so the board of directors all members of the board of directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

Employment Agreement with John H. Treglia

On April 3, 2000, the Company entered into an employment agreement with John H. Treglia, its President and CEO. The agreement provides for an annual salary in the amount of $150,000 and a term of three years. Mr. Treglia has agreed to waive the right to be paid in cash until, in the opinion of the board of directors, the Company has sufficient financial resources to make such payments. In lieu of cash salary payments, Mr. Treglia may accept shares of common stock at, or at a discount from the market price. His agreements provides for the possibility of both increases in salary and the payment of bonuses at the sole discretion of the board of directors, participation in any pension plan, profit-sharing plan, life insurance, hospitalization of surgical program or insurance program hereafter adopted by the Company (to the extent that the employee is eligible to do so under the provisions of such plan or program), reimbursement of business related expenses, for the non-disclosure of information which the Company deems to be confidential to it, for non-competition with the Company for the two-year period following termination of employment with the company and for various other terms and conditions of employment. The Company does not intend to provide any of its employees with medical, hospital or life insurance benefits until the board of directors determines that it has sufficient financial resources to do so.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      The following is a list of all exhibits and financial statement schedules filed as part of this report, certain of which documents have been incorporated by reference to documents previously filed on behalf of the Company.

Financial Statements

      The financial statements filed as a part of this report are as follows:

Consolidated balance Sheets -
February 28, 2001, February 27, 2000 and February 27, 1999                 24

Consolidated Statements of Operations - years Ended
February 28, 2001, February 27, 2000 and February 27, 1999                 25

Consolidated Statements of Stockholders' Equity - Years Ended
February 28, 2001, February 27, 2000 and February 27, 1999                 26

Consolidated Statements of Cash Flows - Years Ended
February 28, 2001, February 27, 2000 and February 27, 1999                 27

Notes to Consolidated Financial Statements                                 28

Report of Independent Certified Public Accounts -
Grant Thornton LLP                                                         41

Consolidated Balance Sheets -
February 27, 1999 and February 28, 1998                                    42

Consolidated Statements of Operations -
Year Ended February 27, 1999, February 28, 1998, and March 1, 1997         44

Consolidated Statements of Stockholders' Equity -
Years Ended February 27, 1999, February 28, 1998 and March 1, 1997        45

Consolidated Statements of Cash Flows - Years Ended
February 27, 1999, February 28, 1998 and March 1, 1997                     47

Notes to Consolidated Financial Statements
(a)(2) Financial Statement Schedule                                        49

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

(3)(b)         By-laws as currently in effect (filed as Exhibit 3(b) to the Form 8K dated             *
               August 15, 1996).

(3)(c)         Certificate of Incorporation of Nantucket Hosiery Mills Corp. filed March 1,
               2000.

(3)(d)         Nantucket Hosiery Mills Inc. filed February 25, 2000.

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

 (4)(c)        Note Acquisition Rights Agreement dated as of September 6, 1988 between the            *
               Company and State Street Bank and Trust Company, as amended on September 19,
               1988 (filed as Exhibit 4(b) to From 8-K Report dated September 6, 1988) as amended by the following: Amendment No. 2 dated October 3, 1988 (filed as
               Exhibit 10 to Schedule 14D-9 Amendment No. 2 dated October 4, 1988),
               Amendment No.3 dated October 18, 1988


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

(10)(b)        Incentive Stock Option Plan (filed as Exhibit 10(d) to the 1988 10-K).                 *

(10)(c)        1988 Nantucket Industries, Inc. Nonstatutory Stock Option Plan (filed as               *
               Exhibit 10(c) to the 1989 10-K).

(10)(e)(i)     Trademark Agreement between Registrant and Faberge,                                    *


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

(10)(f)(i)     Intentionally omitted.

(10)(g)        Promissory Notes from George J. Gold and Donald D. Gold to Registrant (filed           *
               as Exhibit 10(s) to 1983 S-1).

(10)(h)        Intentionally omitted.

(10)(i)        Amended and Restated Credit Agreement dated December 8, 1989, between                  *
               Registrant and Manufacturers Hanover Trust Company ("MHTC") for the
               borrowing of up to $11,500,000 of which $8,500,000 is on a revolving credit basis until March 5, 1993, the balance to be used against letters of credit issued by NIETC for the benefit of the Registrant; $8,500,000 Note dated
               December 8, 1989, from Registrant to MHTC; Continuing Letter of Credit
               Security Agreement dated December 8, 1989, between Registrant and MHTC.
               (filed as Exhibit 10(i) to the Form 10-K Report for the fiscal year ended
               March 3, 1990 (the " 1990 10-K") Omitted exhibits to said Agreement will be furnished to the Commission upon request. (i) First Amendment dated August
               1, 1990 to Loan Agreement between Registrant and M]HTC (filed as Exhibit
               10(i)(i) to the Form 10-K Report for the fiscal year ended March 2, 1991);
               (ii) Second Amendment and Waiver dated as of May 23, 1991 to Loan Agreement between Registrant and MHTC (filed as Exhibit (10)(i)(ii) to the 1992 Form
               10-K); (iii) Fifth Amendment and Waiver dated as of February 22, 1993, to
               Amended and Restated Credit Agreement dated as of December 8, 1989, between the Registrant and Chemical Bank, as successor by merger to MHTC (filed as
               Exhibit (iii) to the Form 8-K dated March 4, 1993); (iv) Sixth Amendment and
               Waiver dated as of March 4, 1993, to Amended and Restated Credit Agreement
               (filed as Exhibit 10(k)(iv) to 1993 10-K).

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

(10(w)         Sublicense Agreement dated October 16, 1992 by and among Salant Corporation,           *
               Dawson Consumer Products, Inc. and the Registrant regarding the use of the trademark "John Henry" on men's high fashion underwear briefs (filed as
               Exhibit (10)(w) to the 1992 Form 10-K).

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

(10)(ii)(v)    Amendment No. 6 dated May 4, 1997, to Loan and Security Agreement dated as             *
               of March 21, 1994, among Nantucket Industries, Inc and Congress Financial
               Corp (filed as Exhibit (10)(ii)(v) to 10Q report for August 30, 1997).

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

(10)(zz)       Press Release dated March 10, 1997 (filed as Exhibit 99(r) to the Form 8-K             *
               dated March 7, 1997).

(10)(aaa)      Lease between Registrant and First Industrial LP dated December 3, 1997                *
               (filed as Exhibit 99(s) to Form 8-K dated November 26, 1997.

(10)(bbb)      Letter Agreement dated September 30, 1997 from Nantucket Industries, Inc. to           *
               NAN Investers, LP (filed as Exhibit 99(t) to the 10Q report for November 29,
               1997.)

(10)(bbb)(i)   Letter Agreement No. 2 dated May 19, 1998 from Nantucket Industries to NAN             *
               Investers LP (filed as Exhibit (10)(bbb)(i)  to 1998 Form 10-K).

(10)(ccc)      Termination of License Agreement dated March 25, 1998 between GUESS? Inc.              *
               and the Registrant (filed as Exhibit (10)(ccc) to 1998 Form 10-K).

(10)(ddd)      Employment Agreement, dated April 3, 2000, between John H. Treglia and                 *
               Company.

16(a)          Letter, dated June 8, 2000, of Grant Thornton LLP regarding change in                  *
               certifying accountant.

23(a)          Consent of Grant Thornton LLP dated June 14, 2000.                                     *

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York.

                                           NANTUCKET INDUSTRIES, INC.

June 7, 2001                               By /s/ John Treglia
                                              ----------------------------------
                                              John Treglia, President, Secretary
                                              and CFO

June 7, 2001                               By /s/ Marsha Ellis
                                              ----------------------------------
                                              Marsha Ellis, Treasurer and
                                              Chief Accounting Officer

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

June 7, 2001                                  /s/ John Treglia
                                              ----------------------------------
                                              John H. Treglia, Director

June 7, 2001                                  /s/ Frank J. Castanaro
                                              ----------------------------------
                                              Frank J. Castanaro, Director

June 7, 2001
                                              ----------------------------------
                                              George J. Gold, Director

                                                   Commission File Number 1-8509
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                -----------------------------------------------

                                   FORM 10-K

                                 Annual Report

                           For the Fiscal Year Ended

                               February 27, 2000

                 -----------------------------------------------

                           NANTUCKET INDUSTRIES, INC.

              (Exact Name of the Company as Specified in Charter)

                                    EXHIBITS

                     INDEX OF EXHIBITS BEING FILED HEREWITH

There are no Exhibits for this period.