Form 10-Q
period 2001-05-31
NANTUCKET INDUSTRIES INC
filed 2001-07-17
CIK 69623

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                         Commission File Number: 1-8509

                           NANTUCKET INDUSTRIES, INC.
               (Exact Name of Issuer as Specified in Its Charter)

            Delaware                                              58-0962699
(State of other jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

              45 Ludlow Street, Suite 602, Yonkers, New York 10705
                    (Address of principal executive offices)

                                  914-375-7591
              (Registrant's telephone number, including area code)

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

  X  YES               ___ NO
 ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of July 15, 2001, the Registrant has outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                           Nantucket Industries, Inc.
                             (Debtor-in-Possession)

                                TABLE OF CONTENTS

PART I

Item 1 - Financial Information (unaudited)                                  Page
                                                                            ----
          Nantucket Industries, Inc. and Subsidiaries
            Consolidated Balance Sheet as of
            May 31, 2001 ......................................................3

          Consolidated Statements of Operations
            For the three month periods
            Ended May 31, 2001 and May 31, 2000................................4

          Consolidated Statements of Cash Flows
            For the three month periods
            Ended May 31, 2001 and May 31, 2000................................5

          Notes to Financial Statements........................................6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................7

PART II

Item 1 - Legal Proceedings.....................................................8

Item 6 - Exhibits and Reports on Form 8-K......................................8

                                   ----------

      The financial statements are unaudited. However, the management of the issuer believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at May 31, 2001 and the results of its operations and changes in its financial position for the three month periods ended May 31, 2001 and May 31, 2000.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                             May 31,      February 28,
                                                                              2001            2001
                                                                          ----------------------------
                                                                                              (1)
                                 Assets
CURRENT ASSETS
   Cash                                                                   $      1,452    $      1,452
   Accounts receivable (Notes 2 and 8)
   Inventories (Notes 6 and 8)
   Other current assets                                                         20,331          20,331
                                                                          ----------------------------
              Total current assets                                              21,783          21,783
                                                                          ----------------------------
Property, plant and equipment, net                                                   0               0
Other assets, net                                                                    0               0
                                                                          ============================
                                                                          $     21,783    $     21,783
                                                                          ============================
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Convertible subordinated debentures (Note 4)                           $    826,845    $    826,845
   Current portion of capital lease obligations (Note 8)                        93,070          93,070
   Accounts payable                                                            244,764         244,764
   Accrued salaries and employee benefits                                       11,031          11,031
   Accrued unusual charge (Note 5)                                              77,083          77,083
   Accrued expenses and other liabilities                                      129,515         129,515
   Accrued royalties                                                           319,048         319,048
                                                                          ----------------------------
              Total current liabilities                                      1,701,356       1,701,356
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                    0               0
                                                                             1,701,356       1,701,356
                                                                          ----------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 500,000 shares authorized, of which            500             500
      5,000 shares have been designated as non-voting with liquidating preference of $200 per share and are issued and outstanding
   Common stock, $.10 par value; authorized 20,000,000                         324,185         324,185
      shares; issued 3,241,848
   Additional paid-in capital                                               12,539,503      12,539,503
   Deferred issuance cost                                                      (61,069)        (61,069)
   Accumulated deficit                                                     (14,462,755)    (14,462,755)
                                                                          ----------------------------
                                                                            (1,659,636)     (1,659,636)
   Less 3,052 shares of common stock held in treasury, at cost                  19,937          19,937
                                                                          ----------------------------
                                                                            (1,679,573)     (1,679,573)
                                                                          ============================
                                                                          $     21,783    $     21,783
                                                                          ============================

(1) Derived from audited financial statements
The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          May 31,       May 31,
                                                            2001         2000
                                                         -----------------------
                          Net sales                             $0            $0
Cost of sales                                                    0             0
                                                         -----------------------
              Gross profit                                       0             0
                                                         -----------------------
Selling, general and administrative expenses                     0             0
                                                         -----------------------
              Operating (loss) profit                            0             0
                                                         -----------------------
Other income                                                     0             0
Interest expense                                                 0             0
                                                         -----------------------
              Net income (loss)                                  0             0
                                                         =======================
Net income (loss) per share - basic and diluted
   (Note 3)                                                      0             0
                                                         =======================
Weighted average common shares outstanding               3,238,796     3,238,796
                                                         =======================

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                        Thirteen Weeks Ended
                                                                       ---------------------
                                                                       May 31,       May 31,
                                                                        2001          2000
                                                                       ---------------------
  Cash flows from operating activities:
     Net (loss) earnings                                                 $0            $0
     Adjustments to reconcile net (loss) income
        to net cash (used in) provided by operating activities:
          Depreciation and amortization                                   0             0
          Provision for doubtful accounts                                 0             0
          Gain on sale of fixed assets                                    0             0
          Provision for obsolete and slow-moving inventory                0             0
          (Increase) decrease in assets
             Accounts receivable                                          0             0
             Inventories                                                  0             0
             Other current assets                                         0             0
          Increase (decrease) in liabilities
             Accounts payable                                             0             0
             Accrued expenses and other liabilities                       0             0
             Accrued unusual charge                                       0             0
                                                                         ----------------
                Net cash (used in) provided by operating activities       0             0
                                                                         ----------------
  Cash flows from investing activities
     (Additions) removals to property, plant and equipment                0             0
     Proceeds from sale of fixed assets                                   0             0
     Decrease in other assets                                             0             0
                                                                         ----------------
                Net cash used in investing activities                     0             0
                                                                         ----------------
  Cash flows from financing activities
     Repayments under line of credit agreement, net                       0             0
     Payments of capital lease obligations                                0             0
     Repayments of long-term debt                                         0             0
                                                                         ----------------
                Net cash used in financing activities                     0             0
                                                                         ----------------
                  NET (DECREASE) INCREASE IN CASH                         0             0

  Cash at beginning of period                                             0             0
                                                                         ----------------

  Cash at end of period                                                  $0            $0
                                                                         ================
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period:
        Interest                                                         $0            $0
                                                                         ================
        Income taxes                                                     $0            $0
                                                                         ================

The accompanying notes are an integral part of these statements

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED MAY 31, 2001 AND MAY 31, 2000
                                   (unaudited)

      The following notes to the consolidated financial statements should be read in light of the following:

      As a result of the following, all information which appears in the financial statements included in this report, is purely historical and will have no impact on future operations and results, if any. For an explanation of the company's historical accounting policies and data, reference is made to the Notes to the Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended February 28, 2001.

      The Company experienced significant losses from operations in recent years which resulted in severe cash flow deficiencies. As a result of such losses and the Company's inability to raise financing to continue operations, it became insolvent and, finally, it terminated all business operations in October 1999.

      On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The goal of the projected reorganization will be for the Company and each of its subsidiaries to be merged with, or to acquire the assets or the capital stock of, existing businesses, or to effect similar business combinations. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Plan of Reorganization and the Disclosure Statement, which Management filed on July 6, 2001 with the Bankruptcy Court, will propose that the Company acquire, in a "reverse acquisition", Accutone Inc. a Delaware Corporation ("Accutone") controlled by John H. Treglia, the Company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors confirmed by the Bankruptcy Court, and not objected to after the fact by the court-appointed Trustee for the Creditors. A hearing before the Bankruptcy Court with respect to the aforesaid is currently scheduled for September 12, 2001. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmation will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that is such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transaction had been effected on an arms length basis. If a Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed, but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

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

      As a result of the foregoing, during the quarters ended May 31, 2001 and May 31, 2000, the company made no sales, realized no revenues, and incurred no operational expenses.

      For discussions in more detail respecting the Company's results of operations during the three years leading up to the termination of operations, reference is made to Item 7. "management's Discussion and analysis of Financial Condition and Results of Operations" which appeared in the Company's annual reports on Forms 10-K for the fiscal years ended February 28, 2001 and 2000.

Liquidity and Capital Resources

      During the several years leading up to the termination of operations, the company had funded its operating losses by refinancing its debt and increasing its capital through the sale of debt and equity securities. As at May 31, 2001, the company's assets and liabilities were unchanged from the February 28, 2001 year end, with total assets of $21,783 and total liabilities of $1,701,356.

      For discussions in more detail respecting the Company's liquidity and capital resources during the three years leading up to the termination of operations, reference is made to Item 7. "Management's Discussion and analysis of Financial Condition and Results of Operations" which appeared in the Company's annual reports on forms 10-K for the fiscal years ended February 28, 2001 and 2000.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

      On March 3, 2000, Nantucket Industries, Inc. (the "Company") filed a Voluntary petition under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. (Case Name:
Nantucket Industries, Inc., Case Number: 00-B10867). The goal of the projected reorganization will be for the Company to be merged with, or to acquire the assets or the capital stock of an existing business or to effect similar business combinations. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Plan of Reorganization and the disclosure Statement, which Management filed with the Bankruptcy Court, will propose that the company acquire, in a "reverse acquisition", Accutone Inc., a Delaware Corporation ("Accutone") controlled by John H. Treglia, the company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). Before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors, confirmed by the Bankruptcy Court, and not objected to after the fact by the court-appointed Trustee for the Creditors. A hearing before the Bankruptcy Court with respect to the aforesaid is currently scheduled for September 12, 2001. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmation will be forthcoming. As a result, no predication can be made with respect to whether the reverse acquisition of Accutone by the company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that if such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transaction had been effected on an arms length basis. If a Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed, but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

Item 6 - Exhibits and Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NANTUCKET INDUSTRIES, INC.


Dated July 17, 2001                   By /s/ John H. Treglia
                                         -----------------------------------
                                         John H. Treglia
                                         President, Secretary and CFO


Dated July 17, 2001                   By /s/ Marsha C. Ellis
                                         -----------------------------------
                                         Marsha C. Ellis
                                         Treasurer and Chief Accounting Officer