Form 10-Q
period 2001-08-31
NANTUCKET INDUSTRIES INC
filed 2001-10-15
CIK 69623

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

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

X YES     NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of October 15, 2001, the Registrant has outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                           Nantucket Industries, Inc.
                             (Debtor-in-Possession)

                                   ----------

                                TABLE OF CONTENTS

PART I

Item 1 - Financial Information (unaudited)                                  Page
                                                                            ----

          Nantucket Industries, Inc. and Subsidiaries
            Consolidated Balance Sheet as of
            August 31, 2001 ................................................. 3

          Consolidated Statements of Operations
            For the three month periods
            Ended August 31, 2001 and August 31, 2000........................ 4

          Consolidated Statements of Cash Flows
            For the three month periods
            Ended August 31, 2001 and August 31, 2000.......................  5

          Notes to Financial Statements...................................... 6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................... 7

PART II

Item 1 - Legal Proceedings................................................... 8

Item 6 - Exhibits and Reports on Form 8-K.................................... 8

      The financial statements are unaudited. However, the management of the issuer believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at August 31, 2001 and the results of its operations and changes in its financial position for the three month periods ended August 31, 2001 and August 31, 2000.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                      August 31,       February 28,
                                                                                         2001              2001
                                                                                     ------------      ------------
                                                                                                            (1)
                                 Assets

CURRENT ASSETS
   Cash                                                                              $      1,452       $     1,452
   Accounts receivable (Notes 2 and 8)
   Inventories (Notes 6 and 8)
   Other current assets                                                                    20,331            20,331
                                                                                     ------------       -----------
              Total current assets                                                         21,783            21,783
                                                                                     ------------       -----------
Property, plant and equipment, net                                                              0                 0
Other assets, net                                                                               0                 0
                                                                                     ------------       -----------
                                                                                     $     21,783       $    21,783
                                                                                     ============       ===========
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Convertible subordinated debentures (Note 4)                                      $    826,845       $   826,845
   Current portion of capital lease obligations (Note 8)                                   93,070            93,070
   Accounts payable                                                                       244,764           244,764
   Accrued salaries and employee benefits                                                  11,031            11,031
   Accrued unusual charge (Note 5)                                                         77,083            77,083
   Accrued expenses and other liabilities                                                 129,515           129,515
   Accrued royalties                                                                      319,048           319,048
                                                                                     ------------       -----------
              Total current liabilities                                                 1,701,356         1,701,356
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                               0                 0
                                                                                        1,701,356         1,701,356
                                                                                     ------------       -----------
                  COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 500,000 shares authorized, of which                       500               500
      5,000 shares have been designated as non-voting with liquidating preference of $200 per share and are issued and outstanding
   Common stock, $.10 par value; authorized 20,000,000                                    324,185           324,185
      shares;            issued 3,241,848
   Additional paid-in capital                                                          12,539,503        12,539,503
   Deferred issuance cost                                                                 (61,069)          (61,069)
   Accumulated deficit                                                                (14,462,755)      (14,462,755)
                                                                                     ------------       -----------
                                                                                       (1,659,636)       (1,659,636)
   Less 3,052 shares of common stock held in treasury, at cost                             19,937            19,937
                                                                                     ------------       -----------
                                                                                       (1,679,573)       (1,679,573)
                                                                                     ------------       -----------
                                                                                     $     21,783       $    21,783
                                                                                     ============       ===========

(1) Derived from audited financial statements.
The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      August 31,      August 31,
                                                        2001            2000
                                                     ----------      -----------
Net sales                                                   $0              $0
Cost of sales                                                0               0
                                                     ---------       ---------

              Gross profit                                   0               0
                                                     ---------       ---------

Selling, general and administrative expenses                 0               0
                                                     ---------       ---------

              Operating (loss) profit                        0               0
                                                     ---------       ---------

Other income                                                 0               0
Interest expense                                             0               0
                                                     ---------       ---------

              Net income (loss)                              0               0
                                                     =========       =========

Net income (loss) per share - basic and diluted
   (Note 3)                                                  0               0
                                                     =========       =========

Weighted average common shares outstanding           3,238,796       3,238,796
                                                     =========       =========



The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                         5

                                                                                      Thirteen Weeks Ended
                                                                                ----------------------------------
                                                                                   August 31,       August 31,
                                                                                      2001             2000
                                                                                ----------------------------------
Cash flows from operating activities:
   Net (loss) earnings                                                                 $0               $0
   Adjustments to reconcile net (loss) income
      to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                   0                0
        Provision for doubtful accounts                                                 0                0
        Gain on sale of fixed assets                                                    0                0
        Provision for obsolete and slow-moving inventory                                0                0
        (Increase) decrease in assets
           Accounts receivable                                                          0                0
           Inventories                                                                  0                0
           Other current assets                                                         0                0
        Increase (decrease) in liabilities
           Accounts payable                                                             0                0
           Accrued expenses and other liabilities                                       0                0
           Accrued unusual charge                                                       0                0
                                                                                ----------------------------------
              Net cash (used in) provided by operating activities                       0                0
                                                                                ----------------------------------
Cash flows from investing activities
   (Additions) removals to property, plant and equipment                                0                0
   Proceeds from sale of fixed assets                                                   0                0
   Decrease in other assets                                                             0                0
                                                                                ----------------------------------
              Net cash used in investing activities                                     0                0
                                                                                ----------------------------------
Cash flows from financing activities
   Repayments under line of credit agreement, net                                       0                0
   Payments of capital lease obligations                                                0                0
   Repayments of long-term debt                                                         0                0
                                                                                ----------------------------------
              Net cash used in financing activities                                     0                0
                                                                                ----------------------------------
                NET (DECREASE) INCREASE IN CASH                                         0                0

Cash at beginning of period                                                             0                0
                                                                                ----------------------------------

Cash at end of period                                                                  $0               $0
                                                                                ==================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period:

      Interest                                                                         $0               $0
                                                                                ==================================
      Income taxes                                                                     $0               $0
                                                                                ==================================

The accompanying notes are an integral part of these statements.

                   NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THIRTEEN WEEKS ENDED August 31, 2001 AND August 31, 2000
                                   (unaudited)

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

      On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The goal of the projected reorganization will be for the Company to be merged with, or to acquire the assets or the capital stock of, existing businesses, or to effect similar business combinations. The Company's subsidiaries will be dissolved. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Company's second ammended Plan of Reorganization, dated July 5, 2001 and the Disclosure Statement thereto, was filed by Management on July 6, 2001 with the Bankruptcy Court. This Plan proposes that the Company acquire, in a "reverse acquisition", Accutone Inc. a Delaware Corporation ("Accutone") controlled by John H. Treglia, the Company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors and interest holders, confirmed by the Bankruptcy Court. An order approving the Disclosure Statement has been presented to the Court for Settlement on October 17, 2001 and a hearing to confirm the Plan is scheduled for December 10, 2001. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmation will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that is such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transaction had been effected on an arms length basis. If a Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed, but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

      The Company experienced significant losses from operations in recent years which resulted in severe cash flow deficiencies. As a result of such losses and the Company's inability to raise financial to continue operations, it became insolvent and, finally, it terminated all business operations in October 1999. On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

      As a result of the foregoing, during the quarters ended August 31, 2001 and August 31, 2000, the company made no sales, realized no revenues, and incurred no operational expenses.

      For discussions in more detail respecting the Company's results of operations during the three years leading up to the termination of operations, reference is made to Item 7. "management's Discussion and analysis of Financial Condition and Results of Operations" which appeared in the Company's annual reports on Forms 10-K for the fiscal years ended February 28, 2001 and 2000.

Liquidity and Capital Resources

      During the several years leading up to the termination of operations, the company had funded its operating losses by refinancing its debt and increasing its capital through the sale of debt and equity securities. As at August 31, 2001, the company's assets and liabilities were unchanged from the February 28, 2001 year end, with total assets of $21,783 and total liabilities of $1,701,356.

      For discussions in more detail respecting the Company's liquidity and capital resources during the three years leading up to the termination of operations, reference is made to Item 7. "Management's Discussion and analysis of Financial Condition and Results of Operations" which appeared in the Company's annual reports on forms 10-K for the fiscal years ended February 28, 2001 and 2000.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

      On March 3, 2000, Nantucket Industries, Inc. (the "Company") filed a Voluntary petition under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. (Case Name:
Nantucket Industries, Inc., Case Number: 00-B10867). The goal of the projected reorganization will be for the Company to be merged with, or to acquire the assets or the capital stock of an existing business or to effect similar business combinations. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Plan of Reorganization and the disclosure Statement, which Management filed with the Bankruptcy Court, will propose that the company acquire, in a "reverse acquisition", Accutone In., a Delaware Corporation ("Accutone") controlled by John H. Treglia, the company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). Before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors, confirmed by the Bankruptcy Court, and not objected to after the fact by the court-appointed Trustee for the Creditors. A hearing before the Bankruptcy Court with respect to the aforesaid is currently scheduled for December 10, 2001. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmation will be forthcoming. As a result, no predication can be made with respect to whether the reverse acquisition of Accutone by the company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that if such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transaction had been effected on an arms length basis. If a Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed, but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

Item 6 - Exhibits and Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NANTUCKET INDUSTRIES, INC.

Dated October 15, 2001                 By /s/ John H. Treglia
                                          --------------------------------------
                                          John H. Treglia
                                          President, Secretary and CFO

Dated October 15, 2001                 By /s/ Marsha C. Ellis
                                          --------------------------------------
                                          Marsha C. Ellis
                                          Treasurer and Chief Accounting Officer