Form 10-Q
period 2001-10-30
NANTUCKET INDUSTRIES INC
filed 2002-01-07
CIK 69623

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      As of January 3, 2002, the Registrant has outstanding 3,238,796 shares of common stock not including 3,052 shares classified as Treasury Stock.

                           Nantucket Industries, Inc.
                             (Debtor-in-Possession)

                                   ----------

                                TABLE OF CONTENTS

PART I

Item 1 - Financial Information (unaudited)                             Page
                                                                       ----
         Nantucket Industries, Inc. and Subsidiaries
           Consolidated Balance Sheet as of
           November 30, 2001............................................3

         Consolidated Statements of Operations
           For the three month periods
           Ended November 30, 2001 and
           November 30, 2000............................................4

         Consolidated Statements of Cash Flows
           For the three month periods
           Ended November 30, 2001 and
           November 30, 2000............................................5

         Notes to Financial Statements..................................6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................7

PART II

Item 1 - Legal Proceedings...............................................8

Item 6 - Exhibits and Reports on Form 8-K................................8

                                   ----------

      The financial statements are unaudited. However, the management of the issuer believes that all necessary adjustments (which include only normal recurring adjustments) have been reflected to present fairly the financial position of registrant at November 30, 2001 and the results of its operations and changes in its financial position for the three month periods ended November 30, 2001 and November 30, 2000.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                   November 30,    February 28,
                                                                                       2001           2001
                                                                                   ----------------------------
                                                                                                       (1)
                                 Assets
CURRENT ASSETS
   Cash                                                                            $      1,452    $      1,452
   Accounts receivable (Notes 2 and 8)
   Inventories (Notes 6 and 8)
   Other current assets                                                                  20,331          20,331
                                                                                   ----------------------------
              Total current assets                                                       21,783          21,783
                                                                                   ----------------------------
Property, plant and equipment, net                                                            0               0
Other assets, net                                                                             0               0
                                                                                   ----------------------------
                                                                                   $     21,783    $     21,783
                                                                                   ============================
                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Convertible subordinated debentures (Note 4)                                    $    826,845    $    826,845
   Current portion of capital lease obligations (Note 8)                                 93,070          93,070
   Accounts payable                                                                     244,764         244,764
   Accrued salaries and employee benefits                                                11,031          11,031
   Accrued unusual charge (Note 5)                                                       77,083          77,083
   Accrued expenses and other liabilities                                               129,515         129,515
   Accrued royalties                                                                    319,048         319,048
                                                                                   ----------------------------
              Total current liabilities                                               1,701,356       1,701,356
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                             0               0
                                                                                      1,701,356       1,701,356
                                                                                   ----------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred stock, $.10 par value; 500,000 shares authorized, of which                     500             500
      5,000 shares have been designated as non-voting with liquidating preference of $200 per share and are issued and outstanding
   Common stock, $.10 par value; authorized 20,000,000                                  324,185         324,185
      shares; issued 3,241,848
   Additional paid-in capital                                                        12,539,503      12,539,503
   Deferred issuance cost                                                               (61,069)        (61,069)
   Accumulated deficit                                                              (14,462,755)    (14,462,755)
                                                                                   ----------------------------
                                                                                     (1,659,636)     (1,659,636)
   Less 3,052 shares of common stock held in treasury, at cost                           19,937          19,937
                                                                                   ----------------------------
                                                                                     (1,679,573)     (1,679,573)
                                                                                   ----------------------------
                                                                                   $     21,783    $     21,783
                                                                                   ============================

(1) Derived from audited  financial  statements.
The accompanying  notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      November 30,  November 30,
                                                         2001           2000
                                                     ---------------------------
Net sales                                                    $0            $0
Cost of sales                                                 0             0
                                                     ---------------------------

              Gross profit                                    0             0
                                                     ---------------------------

Selling, general and administrative expenses                  0             0
                                                     ---------------------------

              Operating (loss) profit                         0             0
                                                     ---------------------------

Other income                                                  0             0
Interest expense                                              0             0
                                                     ---------------------------

              Net income (loss)                               0             0
                                                     ===========================

Net income (loss) per share - basic and diluted
   (Note 3)                                                   0             0
                                                     ===========================

Weighted average common shares outstanding            3,238,796     3,238,796
                                                     ===========================

The accompanying notes are an integral part of these statements.

                   Nantucket Industries, Inc. and Subsidiaries
                             (Debtor-in-Possession)

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                        Thirteen Weeks Ended
                                                    ----------------------------
                                                    November 30,    November 30,
                                                        2001           2000
                                                    ----------------------------
Cash flows from operating activities:
   Net (loss) earnings                                    $0             $0
   Adjustments to reconcile net (loss) income
      to net cash (used in) provided by
      operating activities:
        Depreciation and amortization                      0              0
        Provision for doubtful accounts                    0              0
        Gain on sale of fixed assets                       0              0
        Provision for obsolete and
          slow-moving inventory                            0              0
        (Increase) decrease in assets
           Accounts receivable                             0              0
           Inventories                                     0              0
           Other current assets                            0              0
        Increase (decrease) in liabilities
           Accounts payable                                0              0
           Accrued expenses and other liabilities          0              0
           Accrued unusual charge                          0              0
                                                    ----------------------------
              Net cash (used in) provided
                by operating activities                    0              0
                                                    ----------------------------
Cash flows from investing activities
   (Additions) removals to property,
     plant and equipment                                   0              0
   Proceeds from sale of fixed assets                      0              0
   Decrease in other assets                                0              0
                                                    ----------------------------
              Net cash used in
                investing activities                       0              0
                                                    ----------------------------
Cash flows from financing activities
   Repayments under line of credit
     agreement, net                                        0              0
   Payments of capital lease obligations                   0              0
   Repayments of long-term debt                            0              0
                                                    ----------------------------
              Net cash used in
                financing activities                       0              0
                                                    ----------------------------
                NET (DECREASE) INCREASE IN CASH            0              0

Cash at beginning of period                                0              0
                                                    ----------------------------

Cash at end of period                                     $0             $0
                                                    ============================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
   Cash paid during the period:
      Interest                                            $0             $0
                                                    ============================
      Income taxes                                        $0             $0
                                                    ============================

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

      On March 3, 2000, the Company filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The goal of the projected reorganization will be for the Company to be merged with, or to acquire the assets or the capital stock of, existing businesses, or to effect similar business combinations. The Company's subsidiaries will be dissolved. No assurance can be given that this goal will be achieved. Management will have sole discretion to determine which businesses, if any, may be merged or acquired, as well as the terms of any merger or acquisition. The Company's second amended Plan of Reorganization, dated July 5, 2001 and the Disclosure Statement thereto, was filed by Management on July 6, 2001 with the Bankruptcy Court. This Plan proposes that the Company acquire, in a "reverse acquisition", Accutone Inc. a Delaware Corporation ("Accutone") controlled by John H. Treglia, the Company's current president. In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) will end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). before it can be put into effect, the proposed Plan of Reorganization will have to be approved by the Company's creditors and interest holders, confirmed by the Bankruptcy Court. An order approving the Disclosure Statement has been presented to the Court for Settlement on October 17, 2001 and a hearing to confirm the Plan is scheduled for December 10, 2001. Management is completely unable to predict or to even venture an opinion as to whether all such required approvals and confirmation will be forthcoming. As a result, no prediction can be made with respect to whether the reverse acquisition of Accutone by the Company will ever take place. If it should occur, such acquisition would not be considered to be an arm's length transaction. While any transaction between the Company and any of its affiliates could present management with a conflict of interest, it is the intention of management that is such transaction should occur, the terms thereof will be no less beneficial to the Company than if such transaction had been effected on an arms length basis. If a Plan of Reorganization is not confirmed by the Bankruptcy Court, or is confirmed, but management is not able to successfully complete a merger or acquisition, the Company will cease to exist.

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

      As a result of the foregoing, during the quarters ended November 30, 2001 and November 30, 2000, the company made no sales, realized no revenues, and incurred no operational expenses.

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

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

      On March 3, 2000, Nantucket Industries, Inc. (the "Company") filed a Voluntary petition under chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. (Case Name:
Nantucket Industries, Inc., Case Number: 00-B10867). At a hearing held on December 10, 2001 before United States Bankruptcy Judge, Hon. Richard A. Bohanan, in the Southern District of New York, an order was signed confirming the plan of reorganization, which order became effective December 20, 2001.

      The signed order calls for the following means of execution of the plan:

      1.    The assets of Accutone, Inc. shall be acquired by the reorganized
            (new) Nantucket Industries, Inc. These shall consist of its facilities, contracts, service agreements, accounts receivable, patent rights, customer lists, etc.
      2. All currently issued and outstanding shares in (old) Nantucket Industries, Inc. of all classes and all warrants, options and subscriptions to (old) Nantucket Industries, Inc. equity interests shall be deemed cancelled and rendered null and void.
      3. The reorganized Nantucket Industries, Inc. shall issue approximately 6 million Shares of common stock out of the total number of shares authorized by the amended charter as follows:

            A. Approximately 714,840 shares will be issued to the holders of Allowed Claims and Equity Interests in (old) Nantucket Industries, Inc. The basis of this distribution as stated in the plan of reorganization as confirmed by the Federal Bankruptcy Court to be as follows:

                  1) Holders of Allowed General Unsecured claims shall receive in full settlement and satisfaction of their respective claims (1) one share per $5.00 of General Unsecured Claim.
                  2) Holders of issued and outstanding shares of preferred stock in (old) Nantucket Industries, Inc. shall receive, in full settlement of their liquidation preference and all other rights appurtenant to such shares one (1) share per $20.00 of liquidation preference currently held, and the currently outstanding shares of preferred stock shall be cancelled of record.
                  3) Holders of all issued and outstanding shares of common stock in (old) Nantucket Industries, Inc. shall receive in full settlement and satisfaction of their respective equity interests, one (1) share per ten (10) shares of currently issued stock presently held, and the current outstanding common shares in (old) Nantucket Industries, Inc. shall be canceled of record.

            B. The balance of approximately 5,285,160 shares shall be issued to the current equity interest holders of Accutone, Inc. in consideration of, and exchange for, that entity.

            C. The currently issued shares of stock in the subsidiaries, all of which are held by Nantucket Industries, Inc. shall be deemed cancelled, null and void.

The company anticipates the implementation of the confirmed plan of reorganization, including changing the name of Nantucket Industries, Inc. to Accutone Hearing Care Corp. as expeditiously as possible prior to January 31, 2002.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

      1.    Notice of Entry and Notice of Deadline for Filing Administrative
            Claims
      2. Order Confirming Plan of Reorganization signed by Hon. Richard A. Bohanan.
      3. Order Approving Disclosure Statement to Debtor's Second Amended Plan of Reorganization and Fixing Time for Filing Acceptances or Rejections of Plan Combined with Notice.
      4.    Second Amended Joint Plan of Reorganization.
      5.    Disclosure Statement to the Second Amended Plan of Reorganization.

Form 8-K

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NANTUCKET INDUSTRIES, INC.

Dated January 7, 2002                  By /s/ John H. Treglia
                                          -------------------------------------
                                          John H. Treglia
                                          President, Secretary and CFO

Dated January 7, 2002                  By /s/ Marsha C. Ellis
                                          -------------------------------------
                                          Marsha C. Ellis
                                          Treasurer and Chief Accounting Officer