Form 10-K
period 2002-02-28
NANTUCKET INDUSTRIES INC
filed 2002-06-13
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2002

                         Commission File Number: 003-08955

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

                                 (914) 375-7591
              (Registrant's telephone number, including area code)

                  73 Fifth Avenue, Suite 6A, New York, NY 10003
                       (Former Address, since last report)

Securities registered pursuant to Section 12(g) of the Act. Common Stock, $.10 par value

Name of each exchange on which registered.   NASD OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of June 10, 2002, based on the average bid and asked price of the Common Stock on the NASD OTC Bulletin Board on said date was $2,466,113.

As of June 13, 2002, the Registrant had outstanding 9,036,000 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   INTO PART I

Annual Report On Form 10-K for the Fiscal Year Ended February 28, 2001.

ITEM 1. BUSINESS

Reorganization

On January 25, 2002, we effected a "reverse acquisition" pursuant to which we acquired all of the issued and outstanding capital stock of Accutone, Inc., a Pennsylvania corporation. The acquisition was made on a stock-for-stock basis pursuant to the terms of our Chapter 11 Plan of Reorganization. The assets of Accutone, which were acquired by us through our acquisition of the Accutone stock, include all facilities, contracts, service agreements, accounts receivable, patent rights, customer lists, and the like.

Our voluntary petition under Chapter 11 of the United States Bankruptcy Code was filed on March 3, 2000 in the U.S. Bankruptcy Court for the Southern District of New York. At the time such petition was filed until it acquired Accutone, we were a dormant Delaware corporation.

As a result of the above-described acquisition, Accutone Inc. (together with Accutone's wholly- owned subsidiary, Interstate Hearing Aid Service Inc.) is now our wholly owned subsidiary. We have no business or assets other than those which we acquired through our acquisition of Accutone. With respect to our current business, history, and prospects, Accutone is the predecessor of Nantucket.

We are directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., in the business of distributing and dispensing custom hearing aids. Our predecessor, Accutone Inc. was formed under the laws of the State of Pennsylvania in October 1996 for the purpose of engaging in the manufacture, dispensing, and distribution of hearing aids. In 1998, Accutone acquired 100% ownership of Interstate, a Pennsylvania corporation and an FDA licensed hearing aid manufacturer which has been in the hearing aid business for approximately 35 years. In the Fall of 2000, Accutone discontinued all manufacturing operations and changed the focus of its marketing to include, not only the individual, self-pay patient, but health care entities and organizations which could serve as patient referral sources for us.

History

Until the end of October 1999, when we discontinued all business activities, we produced and distributed popular priced branded fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. We produced and sold our men's underwear products primarily under licensed labels including "Brittania" and "Arrow" and, until March 31, 1998, we also produced women's innerwear under the GUESS? label, for sale to department and specialty stores. Prior to the cessation of all business activities, all of our products were manufactured by offshore production contractors located in Mexico, the Far East and the Caribbean Basin, Packaging and distribution of our product lines was based in our leased facility in Cartersville, Georgia. We conducted all of our business activities directly, and indirectly through our four subsidiary corporations, Nantucket Hosiery Mills Inc., a Delaware Corporation ("NHMI"), Nantucket Mills Inc., a Delaware Corporation, Nantucket Hosiery Mills Corp. a North Carolina corporation ("NHMC"), and Nantucket Management Corp., a New York corporation. All of such corporations are no longer in business and have been dissolved. For a discussion in more detail of our former business operations and the factors leading to the termination of our business, reference is made to Item 1 of Part I of our annual report on Form 10-K for the fiscal year ended February 28, 1999.

Until the summer of 2000, a small portion of our business consisted of manufacturing operations. However, because of changes in the competitive climate of the hearing aid manufacturing industry and the comparatively small level of our operations we discontinued all manufacturing on July 30, 2000. This marked the beginning of a significant change in our business plan, which now encompasses concentrating our marketing to nursing homes, hospitals, out-patient clinics, members of managed health care providers, such as health maintenance organizations ("HMO's"), Physician Provider Organizations (physician group practices known as "PPO's"), union health plans, medicare, and medicaid while expanding an advertising campaign aimed at individuals in the non-insured self-pay market. Since implementing our new business plan in October 2000, we have entered into contracts with 39 managed health care provider organizations, unions,local municipalities and secondary health care insurance providers and pediatric care organizations in the New York metropolitan area, including Medicare and Medicaid. We are continually in negotiations with other such organizations.

In addition to marketing our services, our current efforts and resources are being devoted to expanding our audiological staff and the level of operations and profitability at our existing offices as well as operations at new retail sales and dispensing offices in the New York Metropolitan area. Our long term goal is to expand our operations into a wider geographic area.

We also provide in-home fitting and dispensing services in the State of Pennsylvania where our customer base is located in a somewhat rural area, making home visits convenient for our customers. We have four Pennsylvania Registered Hearing Aid Fitters who are available to us for in-home, as well as office visits in Pennsylvania. Through our offices and our in-home services, we offer a full range of audiological products and services for the hearing impaired.

In order to make our services acceptable to managed care and health insurance companies, we must address their particular concerns. This will require that we have:

     *    service locations which are conveniently accessible to their members;
     *    an adequate staff of highly qualified audiologists;
     *    a full range of high quality hearing aid products;
     *    competitive pricing; and
     * adequate product liability and professional malpractice insurance coverage.

We are presently endeavoring to put all of these elements into place. Therefore our primary goals during the next eighteen months include:

     * opening and establishing operations at additional fully equipped offices accessible to residents of all five boroughs of New York City.
     * opening and establishing operations at sales and dispensing offices on-site at additional nursing homes in the New York metropolitan area.
     * increasing the number of audiologists on our staff to service these additional facilities;
     *    hiring a chief financial officer and a chief operations officer

We also intend to implement an aggressive advertising and marketing campaign aimed at individuals and managed health care organizations and to establish a professional advisory board consisting of from 4 to 6 individuals with high levels of experience and expertise in hearing health care, gerontology, and hearing aid product development and promotion.

We estimate that in order to achieve these goals, we will require financing from sources other than cash flow, within the next eighteen months, in an amount ranging from $1,000,000 to $1,500,000. Our present plan for financing focuses on raising funds through a private placement of our securities.

Overview of the Industry

Hearing Loss

We believe that hearing loss is one of the most prevalent chronic health conditions in the United States, and that its incidence is on the rise. Hearing loss occurs when there is damage to the auditory system, possibly caused by heredity, aging, noise exposure, illness, trauma, and/or some medications. Some hearing loss is temporary and/or can be corrected with medical or surgical treatment. Other types of hearing loss can be effectively managed with hearing devices. Although hearing loss traditionally has been considered an "old person's" condition, On February 8, 1999, the Better Hearing Institute reported that hearing loss is becoming increasingly common among the "Baby Boomer" 40 to 65 year old segment of the population. This is widely believed to be the result of extreme noise exposure, possibly because of a history of excessive exposure to extremely high decibel rock-and-roll concerts and the widespread use of "walkman" type radios (which produce a concentrated level of noise in extremely close proximity to the ear). The degree of hearing loss is often directly related to the amount of exposure and the intensity of loud noise. However, damaging noise does not necessarily have to result from extreme situations. Even cumulative exposure to everyday noises, such as the sounds of daily traffic, construction work, or a noisy office can contribute to hearing loss.

Hearing loss can have serious implications, leading to communication disorders, isolation, depression, cognitive dysfunction, and overall decline in quality of life. While a great many people suffering from hearing loss can be helped with the use of hearing aids, a 1999 survey by the National Council on the Aging
(NCOA) indicated that older adults with hearing impairments, who do not wear hearing aids, are more likely to report sadness and depression, worry and anxiety, paranoia, diminished social activity, and greater insecurity than those who wear aids. We believe that the products and technologies currently available are broad and varied and in most instances can afford to the hearing impaired individual the amplification necessary to afford them the ability to have improved hearing and enjoy a full and normal lifestyle. In addition, we believe that these people could also benefit from the use of other assisted listening devices, such as telephone or television amplifiers (see "Products", below).

The Future of the Industry

While we recognize that in the past and still today, many members of the public have been reluctant to use hearing aids, we believe that this industry can be expected to experience substantial and continuing growth during the coming decades. Sergei Kochkin, PhD, an officer and board member of the Better Hearing Institute and a director of market development at Knowles Electronics, has written a market research article in which he concluded that, "With modern estimates of hearing loss ranging from 24 million to 28 million and hearing instrument penetration at only 21% to 22% historically, it is of interest to determine the extent to which the more than 20 million hearing- impaired individuals who do not use hearing instruments are, in fact, current or future candidates for hearing aids. In the past we have conservatively estimated that if even 25% of the non-owner market were convinced to purchase market were convinced to purchase hearing aids over the next five years that the market would double and retailers would realize an incremental $1 billion a year."

Some of the factors which we believe will contribute to an expansion of hearing aid use include the following:

     o A rapidly aging population (the "graying of America") accompanied by a natural, progressive deterioration in hearing acuity;
     o Wide exposure to excessive noise, pollution among younger segments of the population resulting in ever increasing damage to hearing;
     o A growing acceptance among all segments of the population of the use of hearing aids;
     o    The availability of smaller and less visible hearing aids;
     o Advances in hearing aid technology, including computerized digital products;
     o    Decreasing prices of hearing aids;
     o Increasing coverage of hearing aid products by HMO's, PPO's, unions, employer-sponsored groups, and Medicare and Medicaid to offset the costs to the end user.
     o Substantial increase in testing of pediatric patients since the medical profession has become aware of hearing losses in infants and toddlers

Our Sales and Dispensing Offices

We are currently operating four hearing sales and dispensing facilities. These are retail sales and dispensing offices, which are located in medical arts buildings, independent store-fronts, and, in one case, on-site at a medical outpatient center. Two of our four retail offices are located in Yonkers, New York, one is in Mount Vernon, New York, and one is in Forty Fort, Pennsylvania. Our Mount Vernon facility is located on-site at The Wartburg Home of The Evangelical Lutheran Church (the Wartburg nursing home facility).

One of our Yonkers offices and our Pennsylvania office are open and functioning on a full time basis. We expect that our recently opened Yonkers Avenue office, which is presently open on an as needed basis will be expanded to a two to three day a week program over the next twelve months. Our Wartburg out-patient office is currently open two days per week and our Wartburg Nursing Home office is currently open an average of two days per month, on an as-needed basis. Our Ludlow Street Yonkers office is staffed and supervised by a full-time, licensed and certified audiologist and one full-time patient care coordinator. Our Yonkers Avenue office is staffed and supervised by a licensed and certified audiologist. Our Pennsylvania office operates on a full time basis and is staffed by a state licensed hearing aid dispenser, as required by applicable Pennsylvania law and at least one clerical, reception person.

Our current New York sales and dispensing offices range from 600 to 1,100 square feet in size. These include our two Yonkers offices and our on-site Wartburg Outpatient Facility office, all of which are fully equipped with:

     * soundproof testing booths and state-of-the-art testing equipment that meets or exceeds all state standards; and
     * a full range of diagnostic and auditory-vestibular tests that assist referring physicians in the treatment of patients with hearing and balance disorders.

Our on-site nursing home offices, which do not have their own existing on site testing booths and audiological equipment, are equipped with portable electronic audiological equipment brought in by the audiologist at each visit. This equipment meets or exceeds the requirements of all federal and state agencies as well as all third-party payers. We have found this equipment to be adequate to serve the needs of almost all patients at these facilities.

Our Pennsylvania sales and dispensing office is equipped with portable audiological testing and fitting equipment and a sound-deadened room. This meets all applicable requirements of the State of Pennsylvania Department of Health Regulations regarding the sales and dispensing of hearing aids.

On-Site Offices

The Wartburg Adult Care Community Outpatient Clinic and The Wartburg Nursing
Home

We have entered into lease and service agreements with The Wartburg Adult Care Community Outpatient Clinic and the Wartburg Nursing Home. These facilities are part of the Wartburg Adult Care Community which is located in a 36-acre campus in the town of Mount Vernon in Westchester County, New York. The Wartburg is a comprehensive senior health care complex which includes residential assisted living, nursing home, and critical care facilities as well as a 16,000 square foot Outpatient Health Services complex serving area residents as well as persons residing within the Wartburg facilities. Our contracts with the outpatient clinic and the nursing home provide for our:

     * Operating an on-site dispensing and testing office in the Wartburg Diagnostic and Treatment Center (outpatient center). Under the terms of the contract, our office has use, at no cost, of a common reception and waiting room and reception personnel in the Wartburg, who will schedule and coordinate patient appointments. This facility is fully equipped, including a sound- proof booth, and all required electronic testing equipment as well as all other peripheral equipment necessary for appropriate audiological testing and the fitting and dispensing of hearing aids. This office is used for the treatment of both non-resident outpatients and Wartburg assisted living facility residents.

     * Operating a separate on-site dispensing and testing facility in Wartburg nursing home (The Wartburg Home of the Evangelical Lutheran Church, Inc.). Wartburg provides treatment and waiting room areas within the nursing home to be used as an audiological testing, fitting, and dispensing facility for its nursing home patients, utilizing portable and mobile, state of the art, testing and fitting equipment. This office was opened in April 2001.

Presently, the Wartburg outpatient facility handles six hundred patient visits per month. We expect that during the next six months, we will devote a total of approximately two to three days per week to patients at the Wartburg facilities. The Wartburg Diagnostic and Treatment Center has advised us that it intends to actively promote its outpatient services and its agreements with us provide that it will include our audiological facility in its marketing efforts, at its expense. In addition, we intend to implement our own marketing program and to coordinate it with the Wartburg so as to maximize promotion of our Wartburg outpatient facility, as well as our other facilities. Based on projected responses to our coordinated marketing efforts and the physical presence of our facility on-site, we expect that patient awareness of our services will increase. As a result, we may be required to increase our personnel and operating hours at the Wartburg Out-Patient Clinic in order to fully service non-resident outpatients as well as the full time residents of the facility.

Existing Contracts with Nursing Home Facilities

We have presently entered into contracts with twenty nine nursing homes for the establishment of on-site offices and our appointment as sole provider of audiological services and products during the terms of the contracts. The following sets forth the nursing home facilities that we have entered into such contracts:

Daughters of Jacob Nursing & Rehabilitation Center         Bronx
Daughters of Jacob Adult Care                              Bronx
Schervier Nursing Care Center                              Bronx
Judith Lynn Adult Home                                     Bronx
Hebrew Hospital Home                                       Bronx
Laconia Nursing Home                                       Bronx
Hebrew Hospital Home                                       Greenburgh
Saint Joseph's Hospital Nursing Home                       Yonkers
New Sans Souci Nursing Home                                Yonkers
The Wartburg                                               Mount Vernon
Outpatient Health Services @ The Wartburg                  Mount Vernon
Shalom Nursing Home                                        Mount Vernon
ICF                                                        Mount Vernon
Dumont Masonic Home                                        New Rochelle

Bethel Nursing & Rehabilitation Center                     Croton-on-Hudson
Bethel Nursing Home, Inc.                                  Ossining
Cortlandt Manor Nursing Care Center                        Cortlandt Manor
Northern Manor Geriatric Care Center                       Nanuet
Northern Metropolitan RHCF                                 Monsey
Northern Riverview Nursing & Rehabilitation Center         Haverstraw
Wingate at Duchess                                         Fishkill
Wingate at St. Francis                                     Beacon
Wingate at Ulster                                          Highland
The Fountains at RiverVue                                  Tuckahoe
Eden Park Nursing Home                                     Poughkeepsie
Eden Park Health Care Center                               E. Greenbush (Rensselaer Co.)
Oakwood Care Center                                        Oakdale (Suffolk Co.)
Florence Nightingale Rehabilitation & Nursing Center       Manhattan
Somers Manor Nursing Home, Inc.                            Somers

Proposed Contracts With Additional Nursing Homes

We are presently in negotiations with 19 additional nursing homes for the establishment of on-site offices and our appointment as sole provider of audiological services and products during the duration of the term of the contract. We are currently servicing several of these facilities without a signed contract since we are awaiting final approval from their attorneys or internal management. All of the facilities have been sent draft contracts and we anticipate that these contracts will be approvied. We have received provisional agreements, pending only the execution of final contracts, for the following of such nursing homes:

Laconia Nursing Home                                          Bronx
Schervier Nursing Home                                        Bronx
New San Souci Health Care                                     Yonkers
Fieldston Lodge                                               Bronx
Throgs Neck Extended Care*                                    Bronx
Pelham Parkway Nursing Home*                                  Bronx
Concourse Rehabilitation & Nursing Center                     Bronx
Friedwald House                                               New City
Townhouse Extended Care Facility                              Uniondale (Nassau Co.)
Salem Hills Nursing Home                                      Purdys
Waterview Hills Nursing Home                                  Purdys
Regency Adult Home                                            Westbury
Guilderland Center Nursing Home                               Guilderland Center (Albany Co.)
Northwoods Facilities (3 facilities)                          (Albany, Rensselaer, Greene Cos.)
Victory Lake Nursing Home                                     Hyde Park
Victory Home for Retired Men & Women                          Ossining
Northeast Centers for Special Care (16 facilities)            (Albany, Rensselaer, Greene Cos.)
Kingsway Manor                                                Schenectady
United Hospital Skilled Nursing Pavilion                      Portchester

Contract With Park Avenue Health Care Management Inc.

On February 15, 2002, we executed an Agreement with Park Avenue Health Care Management Inc. and its affiliate, Park Avenue Medical Associates, P.C. (referred to herein, collectively, as "Park Avenue") which closed on February 28, 2002. Pursuant to this Agreement, Park Avenue contributed its entire Audiology business in consideration for the issuance of 1,200,000 of our shares to Park Avenue. Park Avenue is a health care management organization which services nursing homes, hospitals, assisted living facilities, adult day care centers, adult homes, and senior outpatient clinics. Park Avenue directly employs medical professional personnel, including physicians in both general and specialty practices and other health care professionals such as podiatrists, audiologists, and optometrists. Nursing homes contract with Park Avenue for the services of its Medical professionals, on a pre-determined schedule or on an as-needed basis. Park Avenue presently provides staff to approximately seventy-two nursing homes. We currently have sufficient staff and equipment to service thirty-four of the seventy-two nursing homes which the Park Avenue contract will add to our clientele. We anticipate that we will be able to service at least sixty of these nursing homes by the end of the current calendar year. The contract calls for Brad Markowitz, President of Park Avenue to become a member of our Board of Directors.

In-Home Services

Because of the geographic dispersal of the population in much of the State of Pennsylvania (other than in urban areas), our subsidiary, Interstate Hearing Aid Service Inc. has, for the past thirty-five years, provided in-home visits by Registered Hearing Aid Fitters licensed by the Pennsylvania Department of Health. In-home services include testing, diagnosing, fitting, dispensing, and follow- up visits, as required. Approximately seventy five per cent of the sales made in Pennsylvania are attributable to in-home visits.

Our Services

We provide all of our patients at our retail, nursing home, and out-patient clinic sales and dispensing offices with comprehensive hearing care services consisting of the following:

     o an interview with one of our audiologists or patient care coordinators respecting the hearing problems and all factors which may contribute to or cause such problems;
     o an internal and external examination of the patient's ear performed by one of our audiologists;
     o an initial hearing screening to establish a permanent base-line of hearing acuity and to determine whether the patient has a hearing problem;
     o if the initial screening indicates that there is a hearing problem, the audiologist will then perform additional testing and do a complete audiological evaluation, including:
     o    air conduction;
     o    bone conduction;
     o    speech recognition thresholds;
     o    most comfortable hearing level;
     o    uncomfortable hearing level;
     o    site of lesion tests, if required;

     o    tymponometry;
     o    acoustic reflex testing; and
     o    acoustic reflex decay.

The patient is then counseled with respect to the results of the audiological testing and evaluation, the nature and extent of any hearing defects found, the possible effects of such hearing aids on the patient's lifestyle, and the options for treatment with a hearing aid; and if it is determined that a hearing aid would be of benefit to the patient, an appropriate aid will be prescribed and fitted; the fitting process will include taking impressions of the affected ear or ears.

All hearing aids that we prescribe are custom made for the individual patient. Delivery is usually made within one week to ten days. When the patient receives the hearing aid, the audiologist explains the properties and capabilities of the hearing aid, and demonstrates proper insertion, removal, maintenance techniques, and the operation of all the features of the hearing aid. The patient is then re-tested wearing the hearing aid to enable the audiologist to determine whether the hearing aid is performing to prescribed standards and to evaluate the benefit to the patient. After one week, the patient care coordinator will contact the patient by telephone to discuss any problems or questions and to schedule a follow-up appointment if the patient or the patient care coordinator feels it is needed.

We provide follow-up services including, where necessary, additional personal contacts with the patient and/or the patient's family, for the purpose of monitoring and guiding the patient's progress in successfully utilizing the hearing aid and making all adjustments required to insure a successful outcome. We also have a family hearing counseling program to help the patient and his or her family understand the proper use of their hearing products and the nature of their disability.

In addition to all of the foregoing services, at the Wartburg Nursing Home, and at all on-site offices which we may establish at other nursing homes in the future:

     * we work directly with the Director of the facility and Nursing Staff to insure that all residents and patients are provided any required audiological assistance on a timely basis.
     * patient's appointments are scheduled by the nursing home personnel at intervals of approximately one-half hour to forty-five minutes;
     * all patients are seen at the direction and referral of his or her ear nose and throat specialist or primary care physician;
     * we provide base-line hearing screening for all new admissions including residents and short-term rehab patients;
     * results of all procedures are reported to the attending physician and become a part of the patient's permanent medical records.

Our Products

A hearing aid is an electronic, battery-operated device that amplifies and transforms sound to allow for improved communications. All hearing aids consist of three components: the microphone, the amplifier, and the loudspeaker. Sound is received through the microphone, which vibrates in response to sound waves and converts the sound waves to electrical signals. The amplifier enhances the intensity of these signals before transmitting them to the loudspeaker where they are converted back to sound waves for broadcast in the ear.

All hearing aids that we prescribe are custom made for the individual patient. We have selected a variety of major worldwide manufacturers' products, to make available through our offices, in order to provide the best possible hearing aid products for our patients. These include the latest digital technology available from Magnatone, Siemens, Phonak, Sonotome, Lori/Unitron, United Hearing Systems, and others. We are also able to make available, by special order, a large selection of other hearing enhancement devices including telephone and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms.

Customers

As a major part of our new business plan, we have successfully expanded our patient referral base by securing appointments as the sole provider of hearing aids and audiological services to nursing homes, out-patient facilities, and adult group homes. We have also established relationships with other types of health care organizations, such as HMO's and PPO's. Our affiliations with these types of health care organizations and facilities have grown rapidly since October 1, 2000, when we began marketing our services to them. Our customers include:

     o    word of mouth generated by our existing patient base;
     o patients who are participating members of health care organizations, who come to us as a result of contractual (or in some cases, non-contractual) arrangements with such organizations, appointing us as an approved, preferred, or sole, provider of audiological care to their members. As a provider, we are listed in the organization's provider manual as a source for audiological services and products;
     o patients who are referred to us by out-patient health care clinics and hospitals;
     o patients who are referred to us, on an out-patient basis, by nursing homes and senior care facilities at which they reside;
     o patients who are referred to us by area physicians with whom we have established relationships;
     o patients who are treated on an in-patient basis in nursing homes or senior care facilities; and
     o pediatric patients referred to us by local school districts, pediatric managed care organizations and local pediatric physicians.

Existing Contracts With Health Care Providers and Third-Party Payers

Since the Autumn of 2000, we have entered into contracts for the provision of audiological services with thirty nine health care provider organizations, as well as third-party payers such as Medicare and New York State Medicaid. We also have additional contracts with other organizations pending finalization and/or execution. We expect these additional contracts to continue to grow as we progress. We believe that we currently have sufficient staff and facilities which are geographically accessable for all participants in organizations which we have contracted with or which we are in the process of finalizing agreements with. These groups and organizations include:

Medicare Federal Health Care Program, Parts A and B;

New York State Medical Assistance (Title XIX) Program/Medicaid;
Independent Health Association;
Magnacare Health Care;
Empire Blue Cross Blue Shield Health P.P.O.;
Corvel Corporation;
Oxford Health Plans (New York, Inc.);
Health Insurance Plan of Greater New York and Group;
Community Choice Health Plan, Inc.;
Better Health Advantage, Inc.;
Fidelis Health Care, Inc.
Health Source Westchester Pre-Paid Health Services Plan, Inc.;
Workers Compensation Agreement;
Preferred Choice Management Systems;
Speech and Communications Professionals;
Los Ninos Services, Inc.
Genesis Health Care, Inc.
Pomco
National Ear Care Plan, Inc.
Paxxon Health Care Services
Visiting Nurse Services of Bronx/Westchester Counties
United Health Care

Local 1199
Blue Cross Senior Plans
Aetna US Health Care
Blue Cross Senior Plan

GHI ( General Health Insurance)
AARP ( Secondary Pay) American
Postal Workers Union
United America Insurance
Mutual of Omaha
Cigna
City of Yonkers
First United ( Secondary Payer)
Westchester Community Health Plan
Local 32 E
Health Source
Fidellis
Oxford
Genesis
Health Care

Generally, our agreements with health insurance or managed care organizations provide for services to be offered on three different bases, including:

     (a) fee for service basis based on a contractual rate which we offer to provider's members (all paid for by the patient); and

     (b) an encounter basis where we are paid a fixed fee by the insurance or managed care organization for each hearing aid sold (with the balance paid to us by the individual member).

     (c) a special Medicare/Medicaid encounter basis where we are paid a fixed fee by Medicare and/or Medicaid for particular audiological services, at a price preestablished by Medicare or Medicaid (other than the "deductible" amount, which is paid either by the patient or other third-party payers).

Requirement for Renewal of Agreements with Health Insurance and Managed Care Organizations

The terms of most agreements with health insurance and managed care organizations are subject to renegotiation annually. Moreover, most of these agreements may be terminated, at any time, by either party on 90-days notice. Even if we are successful in expanding our base of contracts with such organizations and institutions, the early termination or failure to renew such agreements could adversely affect our results of operations. (To date we have not had any of our existing contracts cancelled.

Nursing Homes

Fourteen nursing homes, assisted living facilities and adult day care centers currently provide out- patient referrals and transportation of their residents to our Ludlow Street office. We also provide limited on-site testing and evaluations within these nursing homes for residents who are disabled or infirm. These nursing homes include:

Kings Terrace/Terrace Health Care                    Bronx
Manhattanville Nursing Home                          Bronx
Methodist Church Home                                Riverdale
Riverdale Nursing Home                               Bronx
Tarrytown Hall Care Center                           Tarrytown
Classic Residence by Hyatt                           Yonkers
St. Joseph's Nursing Home                            Yonkers
Saint Joseph Geriday Care                            Yonkers
Sutton Park Adult Care                               Yonkers
Varian Woods Assisted Living                         Riverdale
Sprain Brook Manor                                   Yonkers
Saint Michaels/Nursing Home                          Westchester
Mary The queen/Retired Nuns                          Bronx
Saint Joseph's Long Term Care                        Yonkers

Existing Referral Arrangements With Out-Patient Facilities

We have established relationships with four local out-patient facilities. They began referring patients to us at the end of November 2000. Since that time, referrals from these facilities have steadily increased. We believe that patient referrals from these sources will continue to grow based upon the positive feedback we have received from these out-patient facilities.

include:

Urgi Square Geriatric Care Clinic                               Yonkers
Urgicare Health Care Clinic                                     Yonkers
Riverdale Nursing Home Outpatient Clinic                        Bronx
Methodist Nursing Home Outpatient Clinic                        Bronx

On-Site Offices

We have established an on-site office at The Wartburg Adult Care Community Outpatient Clinic, where our location makes us the sole on-site audiological services provider to patients being treated at the clinic. We have also established an on-site office at The Wartburg Nursing Home where we are the exclusive provider of audiological services to all residents at the Nursing Home. Our audiologist visits the out-patient clinic two half-days per week and the nursing home two half-days per month. To date, our audiologist has seen an average of approximately six to eight patients, per half-day, at each of these facilities. We expect that over the next year, we will expand the amount of time our audiologists spend at the out-patient clinic to at least two full days per week and the number of patients will increase substantially as we become an integral part of the general services referral base of the physicians practising at the out-patient center.

Area Hospitals

We have also established relationships with five area hospitals. They have recently begun referring patients to us. The planned increase in the number of our sales offices will put our services within the geographical reach of an increased number of the patients of these hospitals. We, therefore, expect that these relationships will begin to have a continuing impact on the volume of our out patient referrals by the second quarter of 2001. The hospitals with which we have established patient referral relationships are:

         1.       Saint Josephs Medical Center South Yonkers, NY
         2.       Yonkers General Hospital South Yonkers, NY
         3.       Montefiore Medical Center Northeast Bronx, NY
         4.       Westchester Medical Center White Plains, NY
         5.       Saint Johns Medical Center


Physician Referrals

Referrals from physicians are generally based upon personal contacts and established patient and physician satisfaction. We endeavor to maintain our relationships with referring physicians by using a timely comprehensive medical reporting system which provides each referring physician with a full audiological report on each of their patient visits to our offices.

Payments for Services

Our customer base includes self-pay patients, patients whose costs are covered by medicare or medicaid, patients whose costs are covered by private health care organizations; and patients whose costs are covered as union benefits). Treating Medicare and Medicaid patients involves payment lag issues which are currently problematic for us because of our current capital constraints. Current Medicare and Medicaid payments for audiological services and hearing aids can take as long as 120 to 150 days after approved services are provided and hearing aids are dispensed. In order to assist us with the cash flow lag we have been successful in obtaining from some of our suppliers, 90-day payment terms from our hearing aid suppliers instead of the normal 30-day terms common industry-wide. We anticipate that, in the near future, we will be able to put bank financing arrangements into place which will provide us with a credit line for working capital, collateralized by our medicare and medicaid receivables in February of 2002 we began billing medicare directly on-line, we anticipate that this will accelerate our collection time. Medicaid does not currently have an on-line billing system for audiological services or the billing for hearing aids dispersed, and we therefore continue to encounter the long payment lag from time of service to actual payments.

Sales and Marketing

Recognizing the vast untapped market of hearing impaired individuals in the end of the last summer of 2000, when we implemented our new business plan, we have expanded our marketing efforts to include, not only the self-pay patients who had previously been our principal customer base, to include:

     physicians in private or group practices;
     providers of group health
     care; unions;
     nursing homes; senior care facilities;
     out-patient health care clinics;
     hospitals;
     speech pathology groups;
     nursing home managed
     health care organizations; and
     third party payers, including Medicare and New York State Medicaid.

Marketing to these organizations and entities have consisted solely of personal contacts by our president, John H. Treglia, with all of the types of entities and organizations listed above. We have also utilized print media advertising on a limited basis to the self-pay patient market.

Proposed and Existing Advertising and Marketing Program

We intend to continue to try to bring our company and our services and products to the attention of managed care providers, which can promote our products and services to the hearing impaired, and to their participating members. In connection with this, we recently began a proposed a joint advertising campaign with the Wartburg Out-Patient Clinic that we intend to increase over the next twelve months. We also intend to increase our marketing efforts to the self-pay, (uninsured patient) market. Our marketing plan contemplates implementing an aggressive advertising and marketing program focused on both of these markets, highlighting the quality of our services and products, as well as competitive pricing. In addition, to address the substantial growth in the number of assisted living facilities and nursing homes, we intend, when financial resources are available, to retain a director of senior care and nursing home marketing to promote and develop relationships with such establishments. At present, marketing to health care organizations is done by our CEO, Mr. Treglia and by patient care coordinator through personal contacts.

Our proposed marketing plan will also focus on educating both physicians and patients on the need for regular hearing testing and the importance of hearing aids and other assistive listening devices in improving the quality of life for hearing impaired individuals. We have already completed several hearing health seminars at the Classic Residence by Hyatt and The Wartburg, each a residential center including various levels of health care. We anticipate to be able to expand this seminar program to numerous institutions throughout the New York Metropolitan area.

It is our goal to establish ourselves as a provider of highly professional services, quality products, and comprehensive post-sale consumer education. Our marketing campaign, which we have already begun to implement, will emphasize company-operated, free seminars on hearing and hearing loss as well as direct consumer advertising in local radio, newspaper, and, eventually, television media.

Business Strategy

Our business plan recognizes that increasing the number of our sales offices will make our services conveniently accessible to a greater number of participating members of health care organizations and other entities with which we have relationships or may establish relationships. Our plan is therefore to couple such an increase in offices with an expansion of our patient referral base. We expect this two-pronged approach to enable us to substantially increase the volume and profitability of our business. We believe that our success will be largely dependent upon our ability to:

     * expand and emphasize our marketing efforts to include the growing adult assisted living community nursing home and adult day care population;
     * Expand our existing operations, first in the New York metropolitan area and then on a regional basis;
     * distinguish our company from its competitors as a provider of hearing healthcare services to not only the affluent private pay population;
     * effectively market our products and services to service the growing pediatric patient base.

We believe that, in addition, the hearing aid industry, as a whole, must use customer satisfaction, advertising, and educational programs to strengthen consumer confidence in the industry and to educate the hearing impaired population with respect to:

     *    the importance of professional hearing testing;
     * the availability, ease of use, and effectiveness of the newest hearing aid technologies; and
     * the ability to arrange financing for hearing aids through an arrangement with several emerging lease financing organizations which arrange for lease-purchase financing of hearing aids on reasonable terms, especially directed to the senior citizen marketplace and other hearing impaired persons on fixed incomes.

Proposed Financing Plans

In order for us to implement our business plan, we will require financing in a minimum amount of

$500,000 during the next twelve months. We intend to use our best efforts to generate between $500,000 and $1,500,000 in equity or convertible debt financing from a private placement of our securities within six to eighteen months. We have not yet determined whether the private placement will be effected by our officers or by a registered broker delaer acting as our selling agent. At this time, we are unable to state what the terms of the anticipated private placement will be or the amount of dilution which will result from the intended financing.

If we are unable to raise these funds through a private placement, we will endeavor to raise the required financing from other sources such as lease financing for major equipment purchases and loans from banks or institutional lenders. We cannot be certain that we will be able to raise the required financing from any of the foregoing sources. If we fail to do so, we will curtail our growth and concentrate on increasing the volume and profitability of our existing outlets, using any surplus cash flow from operations to expand our business as quickly as such resources will support.

Dependence on Outside Manufacturers of Hearing Aids

We currently make available to our customers hearing aids supplied by approximately five major manufacturers, as well as hearing enhancement devices manufactured by other companies. There are currently approximately 40 manufacturers of these products world wide and few manufacturers offer dramatic product differentiation. We are therefore confident that, in the event of any disruption of supply from any of our current sources, we could obtain comparable products from other manufacturers on comparable terms. We have not experienced any significant disruptions in supply in the past.

Dependence on Qualified and Licensed Audiological Personnel

We employ New York State licensed, ASHA certified audiologists in our New York offices. In our Pennsylvania office and in-home services, Registered Hearing Aid Fitters provide primary services, with licensed audiologists available on a consulting basis. In our New York area operations, we currently have two full-time, and three part-time, New York State audiologists one of which is a full time employee and the other operate as independent contractor In our Pennsylvania operation, we have four Registered Hearing Aid Fitters in Pennsylvania, who are employed by us, on a part-time basis, as independent contractors, and two Pennsylvania licensed audiologists available on a consulting basis for special needs.

Should we be unable to attract and retain qualified audiologists or Registered Hearing Aid Fitters, either as employees or independent contractors, it could limit our ability to compete effectively against competing hearing aid retailers and thus adversely affect our business. There are currently 6,000 audiologists in the United States and approximately 200 educational institutions in the United States which offer audiology degree/certification programs. There is therefore no current or potential shortage of qualified personnel. However, while we have not encountered any problems attracting and retaining sufficient audiological staff, it is possible that we could find ourselves at a competitive disadvantage against larger, better financed, and more well established hearing aid providers for the services of qualified personnel.

Government Regulation

Federal

The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level. The United States Food and Drug Administration ("FDA") is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids:

(i) A physician's review. While the FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase, patients may sign a waiver in lieu of a physician's examination A majority of our patients and targeted market are members of the managed care or institutional providers with whom we have contracts, or whom we expect to enter into contracts with, to provide hearing care. Some of these organizations require a physician referral. Consequently, even if any new federal or state physician referrals are mandated in the future, they should not be expected to have an adverse impact on our operations.

(ii) A return policy. The FDA requires states to adopt a return policy for consumers offering them the right to return their products, generally within three to forty five days. In Pennsylvania, where the state mandated return period is three days, we offer our customers a full thirty-day return policy. In New York, the state requires a forty-five day return period, which we comply with. Moreover, if our audiologist determines that an individual patient requires additional time to become acclimated to using a hearing aid, we will extend the return period to accommodate such special needs.

In addition, because we accept Medicare and Medicaid patients, each of our sales and dispensing offices must maintain their eligibility as Medicare/Medicaid providers and must comply with related federal anti-fraud, anti-kickback and other applicable regulations. Federal laws prohibit the payment of remuneration ("kickbacks") in return for a physician referring a Medicare or Medicaid patient, and those laws limit physicians from referring patients to providers in which they have a financial interest. We believe that none of our managed care or other provider contracts or our relationships with referring physicians are violative of the anti-kickback statute.

We are unable to predict the effect of future changes in federal laws, or the impact that changes in existing laws or in the interpretation of those laws might have on our business. We believe we are in material compliance with all existing federal regulatory requirements.

State

Generally, state regulations, where they exist, are concerned primarily with the formal licensure of audiologists and of those who dispense hearing aids and with practices and procedures involving the fitting and dispensing of hearing aids. In Pennsylvania and New York, where we currently operate and in New Jersey and Connecticut, which are part of our currently targeted markets, such regulations do exist. We believe we are in compliance with all applicable regulations in Pennsylvania and New York and we intend to format all of our programs in Connecticut and New Jersey so that they are in full compliance with the regulations of those states. While we believe it is unlikely, there can be no assurance that regulations will not be promulgated in states in which we operate, or plan to operate, which could have a material adverse effect upon us. Such regulations could include stricter licensure requirements for dispensers of hearing aids, inspections of centers for the dispensing of hearing aids and the regulation of advertising by dispensers of hearing aids. We know of no current or proposed state regulations with which we, as we currently operate, could not comply.

Product and Professional Liability

In the ordinary course of our business, we may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services which we have provided. We maintain insurance at a level which we believe to be adequate. Each of our licensed audiologists is also required by state law to carry appropriate malpractice liability insurance. All of our audiologists have furnished us, as well as all nursing homes, assisted living, adult day care, senior care, HMO's, PPO's and other managed care organizations with whom we have contractual or other relationships with copies of their insurance coverage certificates. As a part of this process we also keep records of all license and insurance anniversary and/or effetive dates to attempt to insure compliance. We believe that they are all in compliance with applicable federal and state requirements. Also included as a part of compliance with the credentialing requirements, copies of all educational degrees, certificates and licensing are appropriately maintained. While we believe that it would be highly unlikely that a successful claim would be in excess of the limits of our insurance policies, if such an event should occur, it could conceivably adversely affect our business. Moreover, because we distribute products manufactured by others, we believe we will have recourse against the manufacturer in the event of a product liability claim. It should be noted however that we could be unsuccessful in a recourse claim against a manufacturer or, that even if we were successful, such manufacturer might not have adequate insurance or other resources to make good on our claim.

Seasonality

We are generally not affected by seasonality.

Competition

The hearing care industry is highly fragmented with approximately 11,000 practitioners providing testing and dispensing products and services. Approximately 2,500 of these practitioners are audiologists working for hospitals or physicians, 2,500 of the practitioners are licensed audiologists in private practice, and the remaining 6,000 are hearing aid specialists. Industry surveys estimate that approximately 5% of all hearing aids are sold in physicians' offices, 60% are dispensed by qualified audiologists in private practice, and the remaining 35% are sold by hearing aid specialists.

Because there are no federal, state or local regulatory or oversight agencies in the hearing care industry, it is not possible to determine the precise number of competitors in every market which we are operating in or which we intend to enter. Our present plan is to focus our efforts primarily on urban, high density population areas, since we believe these areas will best implement our current business plan and any potential growth.

Most competitors are small retailers generally focusing on the sale of hearing aids without providing comprehensive audiometric testing and other professional services. However, some of our chief competitors offer comprehensive services and have large distribution networks and brand recognition. Principal among these are: (1) Bausch & Lomb, a hearing aid manufacturer whose distribution system is through a national network of over 1,000 franchised "Miracle Ear" stores including 400 located in Sears Roebuck & Co. stores; (2) Beltone Electronics Corp., a hearing aid manufacturer that distributes its products primarily through its network of approximately 1,000 "authorized" distributors; and (3) HEARx LTD., a hearing aid distributor whose dispensing and distribution system is through a network of approximately 79 company owned centers located in Florida, New York, New Jersey, and California.

To the best of our knowledge, except for HearX, most national networks primarily offer hearing aids only and do not provide the comprehensive diagnostic services, use of audiologist services or other ancillary products offered by us. More importantly, they do not use the services of audiologists in the majority of their centers. However, these networks are owned by companies having greater resources than are available to us, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by us. Nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like which would then compete more effectively with us in our intended market areas.

Employees

As of June   , 2002, in our New York area operations, we had a total of four full-time, and two part-time employees. Full time employees include, our president and CEO, John H. Treglia, two New York State licensed audiologists, and one receptionist - patient care coordinator. We currently anticipate that as of July 1, 2002, Mr. Robert Hammerstein will become our full time CFO. He is currently operating on an as needed part time basis. We have also offered a position to a full time administrative assistant to Mr. Treglia and Mr. Hammerstein. We project a early July start date. This individual was in charge of the Administrative and Billing Department for a large New York Private for Profit Hospital. In our Pennsylvania operations, we employ two full-time employees. Our part-time employees consist of three Pennsylvania Registered Hearing Aid Fitters, who work for us, on an as needed basis (part- time), and two Pennsylvania licensed audiologists who consult with us on an as needed basis.

The loss of the services of Mr. Treglia would adversely affect the conduct and operation of our business. To date we have not purchased a "key man" insurance policy on Mr. Treglia's life. However, we intend to purchase such a policy in the amount of from $1M to $3M, at such time as we have the financial resources to do so.

ITEM 2. PROPERTIES

Corporate Headquarters

Our corporate headquarters is located in Suite 602, The Ludlow Street Medical Building, located at 45 Ludlow Street, Yonkers, New York. This office consists of 850 square feet. Approximately 800 square feet of these premises are used as administrative offices with the balance of the space comprising a reception area.

We occupy these premises pursuant to a five year lease with Diamond Properties, Inc. The lease expires in February 2006. The lease calls for monthly rental payments of $895 fully inclusive of all utilities, taxes, and other charges. The building in which these offices are located is of a newly renovated, seven story building which houses the private offices of approximately twenty physicians, dentists, and other medical professionals, with adequate, free, off street parking available. It is located off of a main street and around the corner from Saint Joseph's Medical Center, a major area health care facility.

Ludlow Street Sales and Dispensing Office

We have a retail sales and dispensing office located the first floor lobby of the Ludlow Street Medical Building in a retail space adjacent to the elevators. We occupy this space pursuant to a five- year lease with Diamond Properties Inc, which will expire in February 2006. The lease calls for monthly rental payments of $1,087 fully inclusive of all utilities, taxes, and other charges.

This facility comprises approximately 800 square feet and has a glass enclosed, visible waiting and reception area and a private fully equipped testing and dispensing office. This office is fully equipped as an audiological and hearing aid dispensing facility; equipment includes: (i) a full spectrum hearing suite, consisting of a wheel chair accessible sound-proof testing booth, of approximately 10 feet x 12 feet, designed to accommodate the needs of pediatric patients as well as handicapped adults; (ii) an electronic audiometer; (iii) an electronic tympanometer; (iv) a computerized hearing aid programmer; and (iv) other required peripheral testing, fitting and repair equipment. This equipment was purchased, used, from Saint Joseph's Hospital, which has discontinued its audiological services department. The equipment purchased from Saint Josephs included, in addition to the equipment listed above, a second full spectrum hearing suite, which we are presently keeping in storage. All of the equipment which we purchased from Saint Josephs, and which we are currently using, is modern and has been totally refurbished and recalibrated. Saint Joseph's original cost for this equipment was approximately $54,000 and its replacement cost would be approximately $78,000. We were able to purchase, relocate, refurbish and recalibrate the equipment for a total cost of $19,000. This equipment enables us to fully service all patients whom we see at this facility, including the nursing home patients who are brought to us on an out-patient basis as well as pediatric patients.

Yonkers Avenue Sales and Dispensing Office

We currently sublease an approximately 600 square foot space in a retail eyeglass outlet which also houses the offices of an opthalmolgist and an optometrist. This facility is located on the first floor of a two year old building located at 818 Yonkers Avenue, Yonkers, New York. This location is a busy, heavily trafficked, commercial area, with adequate, free, off street parking available. The upper stories of this building comprise a professional building housing the private offices of eight physicians and a physical rehabilitation facility. We occupy this space under a two-year sublease with Park Hill Optical Corp. The lease, which expires on December 31, 2002, provides for an option to renew for an additional three years. Monthly rental payments for the first two years of the lease term are $500, with payments for the three-year renewal period set at $700. All rental payments are fully inclusive of utilities, taxes, and all other charges. A common reception area and waiting room, as well as the services of a receptionist, are provided by the lessor at no additional cost.

This dispensing office is outfitted and equipped with: (i) a standard size wheel-chair accessible sound-proof booth, (ii) an electronic audiometer; (iii) an electronic tympanometer; (iv) a computerized hearing aid programmer; and (iv) other required peripheral testing, fitting and repair equipment.

The Wartburg Diagnostic and Treatment Center On-Site Facility

On April 1, 2001, we began operations at our dispensing and testing office located on-site at the Wartburg Adult Care Community, Outpatient Clinic. This office is approximately 500 square feet and is located in the Outpatient Health Services Building on the Wartburg Mount Vernon Campus. We are permitted the use of common reception and waiting room facilities. The Wartburg also makes available to us, without additional charge a large meeting room, in which can run our hearing health care fairs in conjunction with the Wartburg. We occupy this office pursuant to a lease between our subsidiary, Interstate Hearing Aid Service and The Wartburg Diagnostic and Treatment Center. This lease is for an unspecified term beginning on March 12, 2001. The lease calls for monthly rental payments of $375, fully inclusive of all utilities, taxes, and other charges. The lease amount is subject to review upon written request by either party on the March 12th anniversary date of the lease. This dispensing office is outfitted and equipped with: (i) a standard size wheel-chair accessible sound-proof booth, (ii) an electronic audiometer; (iii) an electronic tympanometer; (iv) a computerized hearing aid programmer; and (iv) other required peripheral testing, fitting and repair equipment.

Under the terms of the lease, we are required to maintain certain medical and administrative practice policies and procedures of the Outpatient Facility. We are also obligated to provide specified levels of audiological services at specified times, to maintain professional liability insurance, and to indemnify the Outpatient Clinic.

The Wartburg Home of the Evangelical Lutheran Church On-Site Facility

We operate a dispensing and testing facility at The Wartburg Home of the Evangelical Lutheran Church, a nursing home. This facility is approximately 150 square feet and is located on the third floor of the building housing The Wartburg Skilled Nursing Facility on the Wartburg Mount Vernon Campus. We occupy this facility pursuant to a lease between our subsidiary, Interstate Hearing Aid Service and The Wartburg Home of the Evangelical Lutheran Church. This lease is for an unspecified term beginning on March 15, 2001. The lease calls for monthly rental payments of $200, fully inclusive of housekeeping, security services, all utilities (excluding telephone charges), taxes, and other charges. The lease amount is subject to review upon written request by either party on the March 15th anniversary date of the lease. This equipment used in this office consists of portable audiological equipment, specifically designed to be in compliance with all federal and state requirements as well as those with all third-party payers, and brought in by the audiologist at each visit. This equipment is also used for bed-side testing, when required for the treatment of infirm patients.

Under the terms of the lease, we are required to maintain certain medical and administrative practice policies and procedures of the Outpatient Facility. We are also obligated to provide specified levels of audiological services at specified times, to maintain professional liability insurance, and to indemnify the nursing home.

Pennsylvania Forty-Fort Office

We currently lease an 800 square foot, street level office at 142 Wells Street, Forty-Fort Pennsylvania. This facility is located in the main business district of Forty-Fort and the space is utilized for administrative, sales, dispensing, and telemarketing activities. The facility is divided among offices, waiting rooms, a sound deadened testing area, a dispensing area, and small telemarketing area. This facility is also used as a coordination center for our Pennsylvania licensed hearing aid fitters, who test and dispense hearing aids on an in-home basis, the most common method of dispensing hearing aid products in rural areas.

ITEM 3. LEGAL PROCEEDINGS

We are unaware of any pending or threatened legal proceedings to which we are a party or of which any of our assets is the subject. No director, officer, or affiliate, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended February 28, 2002, we did not submit any matters to a vote of our shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

Our common stock, $. 10 par value, was traded on the American Stock Exchange under the symbol "NAN" until April 17, 1998. Because we had fallen below American Stock Exchange guidelines for continued listing, effective April 17, 1998, our common stock was delisted. It is currently traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The stock was quoted on the OTC Bulletin Board under the symbol NANK until March 3, 2000, when we filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. After that date, our OTC Bulletin Board Symbol was changed to, NANKQ. On January 25, 2002, when the "Reverse Acquisition" was made on a stock-for-stock-basis pursuant to the terms of our Chapter 11 reorganization, the symbol was changed to NTKI. The following table sets forth representative high and low bid prices by calendar quarters during the period from March 3, 2000 through February 28, 2002 and the subsequent periods. The level of trading in our common stock has been sporadic and limited and the bid prices reported may not be indicative of the value of our common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, markdown, or other fees or commissions, and may not necessarily represent actual transactions.

                                                              Bid Prices
Period                                                        Common Stock

                                                              Low               High
Fiscal Year Ended February 27, 2000
May 31, 1999                                                   $0.03             $0.08
August 31, 1999                                                 0.02              0.625
November 30, 1999                                               0.02              0.625
February 27, 2000                                               0.01              0.11

Fiscal Year Ended February 28, 2001

May 31, 2000                                                   $0.20             $0.50
August 31, 2000                                                 0.20              0.25
November 30, 2000                                               0.10              0.35
February 27, 2001                                               0.01              0.15

Fiscal Year Ended February 28, 2002

May 31, 2001                                                   $0.01             $0.05
August 31, 2001                                                 0.01              0.07
November 30, 2001                                               0.01              0.50
February 27, 2002                                               0.15              0.80

As of June 2002, our common stock was held by approximately holders of record and approximately beneficial owners.

We have never paid any cash dividends on our common stock, and have no present intention of doing so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information for the five fiscal years ended February 28, 2002.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this report.

                              For Fiscal Year Ended
                              ---------------------
                    (In thousands, except per share amounts)

                                     Feb. 28       Feb. 27      Feb. 27     Feb. 27     Feb. 28
                                         2002        2001          2000          1999        1998


Summary Statements of Operations
--------------------------------
Net sales                           $    38      $     --           $  5,344           $ 11,518           $ 21,683
Gross profit                              9            --              1,625              2,410              3,102
Net (loss) gain sale of asset            --            --               (539)               (15)               712
Net gain sale of asset                   --            --                 --                712                 --
Net income (loss)                     1,370            --              1,409                937             (4,665)
Net earnings (loss)
per share-basic
and diluted                            (.38)           --               (.40)               .26           $  (1.47)
Average shares
outstanding                           3,620            --              3,239              3,239              3,249


Summary Balance Sheet Data
--------------------------

Total assets                            254            22                 22              3,476              7,208
Working capital                         147        (1,680)            (1,680)              (956)            (2,120)

Long-term debt (exclusive
of current maturities)                   --            --                 --                 64                299
Convertible subordinated
debt                                     --           827                827              2,053              2,053
Stockholders' equity                    931        (1,680)            (1,680)              (306)            (1,262)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected our financial position and operations during the fiscal years ended February 28, 2002 and February 28, 2001. This discussion also includes events which occurred subsequent to the end of the fiscal year ended February 28, 2002, and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company's business, including the discussion at the end of this Management's Discussion and Analysis, under the subcaption "Risk Factors". This discussion should be read in conjunction with the Company's Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

Termination of Operations

We experienced significant losses in recent years which resulted in severe cash flow issues that negatively impacted the ability to continue our business. During fiscal 2000, the combined effects of various negative developments, including but not limited to:

     (i)  sharply decreasing revenues over the previous four years;
     (ii) continuing losses from operations;
     (iii) interest payment defaults on outstanding debt,
     (iv) the lack of a long-term credit facility; and
     (v) the concentration of all sales among only three customers forced the company to discontinue all of its business and operations.

On October 30, 1999, we ceased all operations. We filed a voluntary petition under Chapter 11 of the United Stated Bankruptcy Code on March 3, 2000 in the United States Bankruptcy Court of the Southern District of New York.

The Reorganized Company

Pursuant to the terms of our Chapter 11 Plan of Reorganization, we effected a "Reverse Acquisition" by which we acquired all the issued and outstanding capital stock of Accuntone, Inc., a Pennsylvania corporation.

As a result of the above-described acquisition, Accutone Inc. (together with Accutone's wholly-owned subsidiary, Internstate Hearing Aid Service, Inc.) is now our wholly owned subsidiary. We have no business or assets other than those which we acquired through our acquisition of Accutone. With respect to our current business, history, and prospects, Accutone is the predecessor of Nantucket.

We are directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., in the business of distributing and dispensing custom hearing aids. Our predecessor, Accutone Inc. was formed under the laws of the State of Pennsylvania in October 1996 for the purpose of engaging in the manufacture, dispensing, and distribution of hearing aids. In 1998, Accutone acquired 100% ownership of Interstate, a Pennsylvania corporation and an FDA licensed hearing aid manufacturer which has been in the hearing aid business for approximately 35 years. In the Fall of 2000, Accutone discontinued all manufacturing operations and changed the focus of its marketing to include, not only the individual, self-pay patient, but health care entities and organizations which could serve as patient referral sources for us.

Until the summer of 2000, a small portion of our business consisted of manufacturing operations. However, because of changes in the competitive climate of the hearing aid manufacturing industry and the comparatively small level of our operations we discontinued all manufacturing on July 30, 2000. This marked the beginning of a significant change in our business plan, which now encompasses concentrating our marketing to nursing homes, hospitals, out-patient clinics, members of managed health care providers, such as health maintenance organizations ("HMO's"), Physician Provider Organizations (physician group practices known as "PPO's"), union health plans, medicare, and medicaid while expanding an advertising campaign aimed at individuals in the non-insured self-pay market. Since implementing our new business plan in October 2000, we have entered into contracts with 39 managed health care provider organizations, unions,local municipalities and secondary health care insurance providers and pediatric care organizations in the New York metropolitan area, including Medicare and Medicaid. We are continually in negotiations with other such organizations.

In addition to marketing our services, our current efforts and resources are being devoted to expanding our audiological staff and the level of operations and profitability at our existing offices as well as operations at new retail sales and dispensing offices in the New York Metropolitan area. Our long term goal is to expand our operations into a wider geographic area.

We also provide in-home fitting and dispensing services in the State of Pennsylvania where our customer base is located in a somewhat rural area, making home visits convenient for our customers. We have four Pennsylvania Registered Hearing Aid Fitters who are available to us for in-home, as well as office visits in Pennsylvania. Through our offices and our in-home services, we offer a full range of audiological products and services for the hearing impaired.

In order to make our services acceptable to managed care and health insurance companies, we must address their particular concerns. This will require that we have:

     *    service locations which are conveniently accessible to their members;
     *    an adequate staff of highly qualified audiologists;
     *    a full range of high quality hearing aid products;
     *    competitive pricing; and
     * adequate product liability and professional malpractice insurance coverage.

We are presently endeavoring to put all of these elements into place. Therefore our primary goals during the next eighteen months include:

     * opening and establishing operations at additional fully equipped offices accessible to residents of all five boroughs of New York City.
     * opening and establishing operations at sales and dispensing offices on-site at additional nursing homes in the New York metropolitan area.
     * increasing the number of audiologists on our staff to service these additional facilities;
     *    hiring a chief financial officer and a chief operations officer

We also intend to implement an aggressive advertising and marketing campaign aimed at individuals and managed health care organizations and to establish a professional advisory board consisting of from 4 to 6 individuals with high levels of experience and expertise in hearing health care, gerontology, and hearing aid product development and promotion.

We estimate that in order to achieve these goals, we will require financing from sources other than cash flow, within the next eighteen months, in an amount ranging from $1,000,000 to $1,500,000. Our present plan for financing focuses on raising funds through a private placement of our securities.

Results of Operations

Sales

Sales for the year ended February 28, 2002 were $38,443 compared to -0- for the year ended February 27, 2001. This was solely due to the Accutone transaction. Total net sales for the fiscal year ended February 27,2000 were $5,344,223, which represented a decrease of approximately 53.6% from fiscal year 1999 when total net sales were approximately $11.5 million. In turn, fiscal 1999 net sales had represented a decrease of 47% from fiscal 1998, when net sales totaled $21.7 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $257,276 in fiscal 2002 compared to -0- in fiscal 2001. This was due solely to the Accutone transaction. Selling, general and administrative expenses in fiscal 2000 of $2,161,376 were approximately 41% of sales. For fiscal 1999 and 1998, these expenses were $2.9 million and $2 million respectively, and as a percentage of sales, 25% for fiscal year 1999, and 33% for fiscal year 1998. General and administrative expenses for fiscal year 1998 included $691,000 in non-recurring charges incurred as part of the company's restructuring efforts. While thee efforts were somewhat successful in reducing expenses as a percentage of sales, the loss of the Brittania product line ultimately resulted in us becoming insolvent.

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems which negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent.

The reorganized Nantucket utilizing the increasing sales and projected potential profitability of Accutone and its subsidiary Interstate Hearing Aid should generate working capital to finance its current operations, but not enough to expand its scope of buisness activities.

We estimate that in order for us to achieve our goals to open equipment and staff additional offices, add another 40 nursing homes to those we currently service, increasing our volume of sales and profitability we will require to make capital investments and expenditures in the amount of $500,000 to $1,500,000. All of these funds will have to be obtained from sources other than cash flow. As noted above, under "Proposed Financing Plans", it is our intention to make a private placement of our equity or convertible debt securities in an amount of at least $500,000. We do not have any established bank credit lines or relationships in place at this time. However, we rae confident that if we are able to raise a minimum of $500,000 through the sales of our securities, we will be able to establish credit lines that will further enhance our ability to finance the expansion of our business. There can be no assurance that we will be able to obtain outside financing on a debt or equity basis on favorable terms, if at all. In the event that there is a failure in any of the finance-related contingencies described aboe, the funds available to us may not be sufficient to cover the costs of our operations, capital expenditures and anticipated growth during the next twelve months. However, we believe that, even if we are unable to raise the required outside financing we can curtail our growth to such a degree so as to maintain increased in smaller increments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, required to be included in this report are set forth below.

                           Nantucket Industries, Inc.
                                and Subsidiaries

                          Audited Financial Statements
                         Years Ended February 28, 2002,

                              February 28, 2001 and
                                February 27, 2000

                                                      Nantucket Industries, Inc.

                                                                Contents

Independent auditors' report                                         2


Financial statements:

Consolidated balance sheets                                          3

   Consolidated statements of operations                             4

   Consolidated statement of stockholders' equity (deficit)          5

   Consolidated statements of cash flows                             6

   Notes to consolidated financial statements                     7-18

Independent Auditors' Report

To the Board of Directors
Nantucket Industries, Inc. and Subsidiaries
Yonkers, New York

We have audited the accompanying consolidated balance sheet of Nantucket Industries, Inc. and Subsidiaries for the year ended February 28, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for February 28, 2001 and February 27, 2000 were audited by other auditors, therefore we do not render an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Industries, Inc. and Subsidiaries as of February 28, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Cunzio & Company Inc.

June 5, 2002

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================================================================
                                                                                                                    February 27,
February 28,                                                                            2002              2001              2000
---------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                         $ 6,266           $ 1,452           $ 1,452
   Accounts receivable (Note 2)                                                      120,214                 -                 -
   Inventories (Note 2)                                                                5,125                 -                 -
   Prepaid expenses (Notes 10)                                                       120,000                 -                 -
   Other current assets                                                                2,225            20,331            20,331
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total current assets                                                   253,830            21,783            21,783
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Property, plant and equipment, net (Notes 2 and 5)                                    81,458                 -                 -
Other assets, net                                                                          -                 -                 -
   Covenant not to compete (Notes 2 and 4)                                           300,000                 -                 -
   Customer list (Notes 2 and 4)                                                     311,984                 -                 -
   Prepaid expenses (Note 10)                                                        110,000                 -                 -
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                  $1,057,272          $ 21,783          $ 21,783
================================================================================================================================
Liabilities and Stockholders' Equity (Deficit)

   Current portion of capital lease obligations                                        $   -          $ 93,070          $ 93,070
   Convertible subordinated debt                                                           -           826,845           826,845
   Accounts payable                                                                  102,635           244,764           244,764
   Accrued salaries and employee benefits                                                  -            11,031            11,031
   Accrued unusual charge                                                                  -            77,083            77,083
   Accrued expenses and other liabilities                                                  -           129,515           129,515
   Accrued royalties                                                                       -           319,048           319,048
   Pre-petition taxes                                                                  3,964                 -                 -
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total current liabilities                                              106,599         1,701,356         1,701,356
Pre-petition taxes, net of current portion (Note 1)                                   19,821                 -                 -
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total liabilities                                                      126,420         1,701,356         1,701,356
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Stockholders' equity (deficit) (Notes 4 and 11)

   Preferred stock, $.10 par value; 500,000 shares authorized, of which                    -               500               500
      5,000 shares have been designated as non-voting convertible with liquidating preference of $200 per share and are issued and outstanding

   Common stock, $.10 par value; authorized 20,000,000                               903,600           324,185           324,185
      shares;            issued 9,036,000
   Additional paid-in capital                                                     13,180,261        12,539,503        12,539,503
   Deferred issuance cost                                                                  -                 -          (61,069)
   Accumulated equity (deficit                                                  (13,153,009)      (14,523,824)      (14,462,755)
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                     930,852       (1,659,636)       (1,659,636)
   Less 3,052 shares of common stock held in treasury, at cost                             -            19,937            19,937
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total stockholders' equity (deficit)                                   930,852       (1,679,573)       (1,679,573)
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                 $ 1,057,272         $  21,783         $  21,783
================================================================================================================================

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

=======================================================================================================================
                                                                                                           February 27,
  Years ended February 28,                                       2002                     2001                 2000
  ---------------------------------------------------------------------------------------------------------------------
Net sales                                                      $    38,443           $        --          $ 5,344,223
Cost of sales                                                       29,731                    --            3,719,692
  ---------------------------------------------------------------------------------------------------------------------
              Gross profit                                           8,712                    --            1,624,531
Selling, general and administrative expenses                       257,276                    --            2,161,376
  ---------------------------------------------------------------------------------------------------------------------
              (Loss) from operations                              (248,564)                   --             (536,845)
Other expense:

   Net loss on sale of assets                                           --                    --              538,522
   Interest expense                                                     21                    --              334,031
   Depreciation and amortization                                     1,762                    --                   --
  ---------------------------------------------------------------------------------------------------------------------
              Total other expense                                    1,783                    --              872,553
  ---------------------------------------------------------------------------------------------------------------------
              Earnings (loss) before income taxes and             (250,347)                   --           (1,409,398)
                   extraordinary item

Income taxes (Note 8)                                                   --                    --                   --
  ---------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                                    (250,347)                   --                   --

Extraordinary item-gain on debt discharge                        1,621,162                    --                   --
  ---------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                1,370,815                    --          $(1,409,398)
Net earnings (loss) per share - basic and diluted              $      (.38)                               $      (.40)
  ---------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                       3,620,168             3,238,796            3,238,796
=======================================================================================================================

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                        Consolidated Statement of Stockholders' Equity (Deficit)

=======================================================================================================================
                                                Preferred stock              Common stock
                                                 designated as
                                             non-voting convertible
                                           ------------------------- ----------------------------
                                               Shares       Amount       Shares           Amount       Additional
                                                                                                       paid-in capital
--------------------------------------    ------------- ----------- -------------- ------------- -------------------
Balance at March 1, 1999                        5,000             500       3,241,848         324,185      12,539,503

Net (loss)
Amortization of deferred costs
                                         ------------    ------------    ------------    ------------    ------------

Balance at February 28, 2000                    5,000             500       3,241,848         324,195      12,539,503

Net (loss)

Amortization of deferred costs
                                         ------------    ------------    ------------    ------------    ------------

Balance at February 28, 2001                    5,000             500       3,241,848         324,185      12,539,503
Cancellation of stock                          (5,000)           (500)     (3,241,848)       (324,185)        299,748
Plan of reorganization                        720,443          72,044         (32,418)
Reverse merger-Accutone                     5,285,160         528,516        (301,032)
Consultabt agreement                        1,200,000         120,000         120,000
Executive compensation                        630,397          63,040          74,460
Acquisition of audiology practice           1,200,000         120,000         480,000
Net earnings
                                         ------------    ------------    ------------    ------------    ------------

Balance at February 28, 2002                9,036,000    $    903,600    $ 13,180,261
=======================================================================================================================

                                                                          Treasury stock
                                                                       ----------------------
                                         Deferred      Accumulated      Shares      Amount        Total
                                         issuance
                                           costs         deficit
                                         ----------- ----------------- ---------- ----------- ---------------

Balance at March 1, 1999                      (96,425)    (13,053,357)          3,052        (19,937)       (305,531)

Net (loss)                                                 (1,409,398)                                    (1,409,398)

Amortization of deferred costs                 35,356                                                         35,356
                                         ------------    ------------    ------------   ------------    ------------

Balance at February 28, 2000                  (61,069)    (14,462,755)          3,052        (19,937)     (1,679,573)

Net (loss)

Amortization of deferred costs                 61,069         (61,069)
                                         ------------    ------------    ------------   ------------    ------------

Balance at February 28, 2001                       --     (14,523,824)          3,052        (19,937)     (1,644,217)
Cancellation of stock                                                          (3,052)        !9,937              --
Plan of reorganization
Reverse merger-Accutone
Consultabt agreement
Executive compensation
Acquisition of audiology practice
Net earnings                                               1,370,815
                                         ------------    ------------    ------------   ------------    ------------

Balance at February 28, 2002               $      --    $(13,153,009)                                   $    930,852
=======================================================================================================================

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.

                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

===============================================================================================================================
                                                                                                                  February 27,
  Years ended February 28,                                                        2002                2001            2000
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net earnings (loss)                                                     $1,370,815               $-       $(1,409,398)
     Adjustments to reconcile net earnings (loss) to
        net cash provided (used) by operating activities:
          Depreciation and amortization                                           1,762                -            35,356
          Loss (gain) on sale of fixed assets                                      -                   -           538,522
          Decrease (increase) in assets:
             Accounts receivable                                               (120,214)               -           961,989
             Inventories                                                         (5,125)               -               -
             Prepaid expenses                                                  (120,000)               -         1,108,860
             Other current assets                                                18,106                -            47,016
          (Decrease) increase in liabilities:
             Accounts payable                                                  (142,129)               -            (3,774)
             Accrued expenses and other liabilities                          (1,432,807)               -          (803,465)
             Accrued unusual charge                                                -                   -           (18,750)
  -----------------------------------------------------------------------------------------------------------------------------
                Net cash provided(used) by operating activities                (429,592)               -           456,356
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:

     Additions to property, plant and equipment                                 (83,220)               -               -
     (Increase) decrease in other assets                                       (721,984)               -           176,601
  -----------------------------------------------------------------------------------------------------------------------------
                Net cash provided(used) by investing activities                (805,204)               -           176,601
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:

     Issue of stock for reorganization, acquisitions and operations ,         1,239,610                -               -
  net

     Payments of short-term debt                                                   -                   -        (1,226,141)
     Payments of long-term debt and capital lease obligations                      -                   -           (27,632)
  -----------------------------------------------------------------------------------------------------------------------------
                Net cash (used) provided by financing activities              1,239,610                -        (1,253,773)
  -----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                            4,814                -          (620,816)
  Cash and cash equivalents, beginning of year                                    1,452              1,452         622,268
  -----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of year                                        $6,,266             $1,452        $  1,452
  -----------------------------------------------------------------------------------------------------------------------------
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for:
        Interest                                                                  $21                 $-          $881,670
        Income taxes                                                              $-                  $-              $-
===============================================================================================================================

                                 See accompanying notes to financial statements.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements


1.   Reorganization     The Company filed for Chapter 11 bankruptcy protection
               in March 2000. Management began its search for a viable merger candidate since if it were not successful the Company would cease to exist. The Company had been totally inactive since November of 1999.

               On January 25, 2002, Nantucket Industries Inc., effected a "reverse acquisition" pursuant to which Nantucket acquired all of the issued and outstanding capital stock of Accutone, Inc., a Pennsylvania corporation. The acquisition was made on a stock-for-stock basis pursuant to the terms of Nantucket's Chapter 11 Plan of Reorganization. The Plan of Reorganization, which was accepted by the creditors of Nantucket and approved by the Bankruptcy Court on December 10, 2001 and became effective on January 25, 2002.

               DESCRIPTION OF THE PLAN
               -----------------------

               The Plan provided for the cancellation of all outstanding shares of stock in the Company and the re-issuance of new shares of stock by the reorganized Company. All stock of existing Subsidiaries was cancelled.

               All holders of allowed claims and stock interests in the Debtor would receive ratable distribution of the new shares of stock in accordance with the formulas set forth below.

               The Plan of Reorganization, was predicated upon the acquisition of the Accutone business and its business prospects in exchange for a distribution of 5,285,160 common shares in the reorganized Company to the current equity holders of Accutone. The resulting combined entity issued new shares of its stock to all parties in interest in a manner that reflected the respective liquidation preferences of the classes of claims and interests.

               ADMINISTRATIVE DEBT
               -------------------

               The costs and expenses of the administrative claim of Nantucket in course of the reorganization had priority of distribution pursuant to 11 U.S.C. ss.503 and would either be paid in full upon confirmation, or other terms agreed upon by the holders of such claims.

               The expenses of administration consisted primarily of the fees of professional persons retained by Nantucket in the course of this reorganization and their fees were ultimately subject to allowance and approval by the Bankruptcy Court.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements

               PRIORITY TAX DEBT
               -----------------

               Priority tax debt consisted of governmental taxing authorities whose claims would be entitled to priority of payment pursuant to
               Section 507 (a)(8) of the Bankruptcy Code. There are no taxes due to government agencies other than personal property tax due to Bartow County, Georgia , for which a claim has been settled in the amount of $23,130. In addition, the Internal Revenue Service filed a priority claim in the approximate amount of $745 and the claim was settled for such amount. The allowed amount of these priority claims, will be paid in full by the reorganized Company in the manner permitted by Section 1129(a)(9)(C) by payment, on account of such claims, of deferred cash payments over a period of six years after the earlier of the date of assessment of such claim or the Effective Date of the Plan, together with interest at the rate provided for in the United States Tax Code as of the date of such payments. The Effective Date is defined in the Plan as the date upon which the order confirming the Plan is final and no longer subject to an appeal.

               SECURED DEBT
               ------------

               Secured debt consisted of the secured claim of NAN Investors, LP, the entity that loaned the Pre-Chapter 11 Company through a private placement the original amount of $3,500,000, of which, $2,760,000 was memorialized in two 12.5% convertible debentures. NAN was still owed, as of the filing date, the approximate sum of $800,000.00. The claim was secured by the assets of the Pre-Chapter 11 Company, pursuant to the blanket security interest granted NAN in 1998 to assure payment of the debt. In October, 1999 all of the assets of the Pre-Chapter 11 Company were surrendered to NAN in lieu of foreclosure and according to the Pre-Chapter 11 Company's management there were no assets remaining in the Company. The unsecured portion of the NAN debt, was determined to be $830,337.00 and was treated as general unsecured claim.

               GENERAL UNSECURED DEBT
               ----------------------

               Unsecured Debt consisted of the holders of general unsecured claims against Nantucket arising from the operations of its business. There were general unsecured claims totaling $1,731,321 including the NAN investors unsecured debt (above). Holders of allowed general unsecured claims received in full settlement and satisfaction of their respective claims, receive 346,263 shares of common stock in the reorganized Company, one (1) share of stock in the reorganized Company per $5.00 of claim.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements

               PREFERRED STOCK
               ---------------

               The Samberg Group were holders of 5,000 shares of preferred stock issued by the Company in 1995. The preferred stock had a liquidation preference of $200 pre share, for a total of $1,000,000 based upon the election of redemption rights approved in 1997. The preferred stock was issued in exchange for the investment of additional capital of $1,000,000 by the Samberg Group in 1994. The Samberg Group is comprised of Stephen M. Samberg, the former President and Chairman of the Board (1994 through 1998), Steven Sussman, Raymond Wathen, Robert R. Polen and the wife of Ronald Hoffman, all of whom are former officers of the Pre-Chapter 11 Company and/or members of its board.

               The Plan provided that the holder of the stock issued and outstanding shares of preferred stock in the Pre-Chapter 11 Company would receive, in full settlement and satisfaction their liquidation preference and all other rights appurtenant to such shares, one (1) share of stock in the reorganized Company per $20.00 of liquidation preference they held. As a result, the Samberg Group received a total of 50,000 shares of common stock in the reorganized Company in full settlement and satisfaction of the redemption claims and all other claims based upon the preferred shares. The outstanding shares of preferred stock would be deemed null and void and shall be canceled of record.

               COMMON STOCKHOLDERS
               -------------------

               Consists of the holders of shares of common stock in the Company which were issued and outstanding. There were 3,241,848 shares of stock issued and outstanding and held by approximately 1,100 holders. The Plan provided for the preservation of their participation in the reorganized Company by issuing them new shares of stock in the reorganized Company at the rate of one (1) new share of stock in the reorganized Company per ten (10) shares of the currently issued stock held a total of 324,184. The current shares of stock would be deemed null and void and the shareholders are to turn in their present shares for cancellation.

               In addition, all outstanding warrants and options to purchase stock and to convert debt to stock would be deemed null and void and canceled of record. These rights canceled included those rights granted to NAN Investors in conjunction with the private placement of 1996 of $3,500,000 by which NAN had the right to purchase Nantucket common stock at fixed prices.

                                                      Nantucket Industries, Inc.

                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements


               EXTRAORDINARY GAIN ON DISCHARGE OF DEBT
               ---------------------------------------

               The value of securities to be distributed under the Plan was less than the value of the allowed claims on and interests in the
               Company: Accordingly, the Company recorded an extraordinary gain of $1,621,162related to the discharge of pre-petition liabilities. Distributions associated with pre-petition claims and obligations and provisions for settlements are reflected in the February 28, 2002 balance sheet. The consolidated financial statements at February 28, 2002 give effect to the issuance of all common stock and any surviving liabilities in accordance with the Plan. The extraordinary gain recorded by the Company was determined as follows: Liabilities subject to compromise at the effective date $1,731,321 Less:

                Assumption of pre-petition liabilities                           23,175
                Liabilities in excess of recorded amounts                        30,575
                Assets offset against pre-petition liabilities                   21,783
                Value of common stock issued                                     34,626
                ------------------------------------------------------------ ----------
                Extraordinary Gain on Debt Discharge                         $1,621,162
                ============================================================ ==========

2.   Summary of
     Significant
     Accounting Policies

          a.   The Company

               Nantucket Industries, Inc. and its wholly owned subsidiaries (the "Company") were inactive from October 1999 until January 26, 1992. At that date a reverse merger with Accutone Inc. and Subsidiary occurred. (See note 1) Accutone Inc. is engaged in the business of selling and distributing hearing aids and providing the related audiological services.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements

          b.   Principles of Consolidation

               The consolidated financial statements include the accounts of Nantucket Industries, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. As a result of the above described acquisition, Nantucket Industries, Inc. (together with Accutone's wholly-owned subsidiary) has no business or assets other than those which it acquired through its acquisition of Accutone.

          c.   Accounts Receivable

               An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts. No allowance was considered necessary since to date there has been no bad bad debt expense.

          d.   Property, Plant and Equipment

               Property and equipment are stated at cost. Depreciation is computed for financial statement purposes, using the straight-line method over the estimated useful life. For income tax purposes, depreciation is computed using statutory rates.

          e.   Inventories

               Inventories are stated at the lower of costs (first-in, first-out method) or market.

          f.   Intangible Assets

               Intangible assets include customer lists and a covenant not to compete which are stated at cost. Amortization is computed for financial statement and tax purposes using the straight-line method over 5 years.

          g.   Income Taxes

               The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Deferred income taxes arise as a result of differences between financial statement and income tax reporting

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements

          h.   Earnings (Loss) Per Common Share

               In fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, which requires public companies to present earnings per share and, if applicable, diluted earnings per share. All comparative periods must be restated as of February 28, 1998 in accordance with SFAS No. 128. Basic earnings per share are based on the weighted average number of common shares outstanding without consideration of potential common share equivalents. Diluted earnings per share are based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, if any, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

          i.   Reporting Comprehensive Income

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

          k.   Fiscal Year

               The Company's fiscal year ends February 28, with the exception of fiscal year ended February 27, 2000.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements

          l.   Reclassification

               Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

          m.   Use of Estimates

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

          n.   Impairment of Long-Lived Assets

               The Company applies Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts carrying amount of the respective assets if the expected future undiscounted cash flows are less than their book values. No impairment loss was required in fiscal year 2002.

          o.   Fair Value of Financial Instruments

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

3.   Concentration of Risk

               Currently approximately 70% of the reorganized Company's business is based on contracts with The New York State Medical Assistance Program (Medicaid) and Empire Medicare Service (Medicare).

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements

4.   Acquisition of Audiology
     Practice

               On February 28, 2002 the Company executed a contract with Park Avenue Medical Associates, P.C. and Park Avenue Health Care Management, Inc. The Park Avenue Group directly employs medical professional personnel, including physicians in both general and specialty practices and other health care professionals such as podiatrists, audiologists, psychologists and psychotherapists. Nursing homes and long term care facilities contract with Park Avenue for the services of Park Avenue's medical professionals, on a pre-determined schedule or on an as-needed basis. Pursuant to the terms of the agreement Park Avenue contributed its entire audiology practice to the Company. The contract also calls for Brad I. Markowitz, the president of Park Avenue Management to join the Company's Board of Directors. Mr. Markowitz is a banker by trade and has been with Park Avenue since 1995. At that time Park Avenue was servicing approximately seven nursing homes. Under his tutelage Park Avenue has grown to service over seventy long term care facilities. In addition, Mr. Markowitz serves on the Board of Trustees of several private companies.

               The Company issued 1,200,000 shares of restricted common stock to acquire the audiology practice of Park Avenue Medical Associates P.C. Under the agreement the Company gains access to approximately 70 nursing homes to provide complete audiology services. As of May 31, 2002 the Company has entered into contracts with approximately 38 of these nursing homes. In addition, Park Avenue will continue to provide additional access to any new nursing homes they have contact with.

5.Property, Plant and
  Equipment

               Property, plant and equipment are summarized as follows:

                                                    February 28,      February 28,      February 27,
                                                          2002            2001              2000
               ---------------------------------------------------------------------------------------
               Leasehold improvements                     $25,000                -                  -
               Machinery and equipment                     99,870                -                  -
               Furniture and fixtures                       6,200                -                  -
               ---------------------------------------------------------------------------------------
                                                          131,070                -                  -
               Less accumulated depreciation               49,612                -                  -
               ---------------------------------------------------------------------------------------
                                                          $81,458              $ -                $ -
               ======================================================================================

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements

6.   Line of Credit

               The Company has a revolving line of credit with Park Avenue for up to $30,000. The interest rate on any amount of the line utilized is at prime plus 2%. The agreement expires and on March 1, 2003 provisions for a renewal option at the end of the initial term of this agreement.

7.   Net Earnings (Loss) Per
     Common Share

               The following table sets forth the computation of basic and diluted loss per share:

                                                             February 28,     February 28,February 27, 2000
                                                                    2002              2001
               ---------------------------------------------------------------------------------------------
               Net earnings (loss)  attributable to common      $1,370,815     $        -        $(1,409,398)
                   stockholders

               Accrued dividends on preference shares                    -     $        -       $    (81,103)
               ---------------------------------------------------------------------------------------------
               Denominator   for  basic  and  diluted  net
                   earnings  (loss)  per  common  share  -
                   weighted average shares outstanding           3,620,168       3,238,796        3,238,796
               ---------------------------------------------------------------------------------------------
               Basic and diluted net  earnings  (loss) per      $      .38     $         -       $     (.40)
                   share
               ============================================================================================

8.   Income

               Taxes Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates. Significant components of the Company's deferred taxes at February 28, 2002, February 27, 2001 and February 27, 2000 are as follows:

                                                            February 28,  February 27, 2001  February 27,
                                                                    2002                            2000
               ---------------------------------------------------------------------------------------------
               Deferred tax assets
               Net operating loss carryforward                     $96,950       $7,215,000      $7,215,000
               Deferred tax liabilities
                  Difference   between  the  book  and  tax
                      basis   of   property,    plant   and
                      equipment                                          -          331,000         331,000
               ---------------------------------------------------------------------------------------------
                  Net deferred tax asset                            96,950        6,884,000       6,884,000
                  Valuation allowance                               96,950        6,884,000       6,884,000
               ---------------------------------------------------------------------------------------------
                  Net deferred taxes                               $     -       $        -      $        -
               ============================================================================================

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements

               The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets, which it cannot presently utilize. For tax purposes at February 28, 2002, the Company's net operating loss carryforward was $277,000, which, if unused, will expire from 2017 to 2021. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under each regulation, exceeds 50%.

               There was no income tax provision (benefit) for the fiscal years 2002, 2001 and 2000. The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

                                                            February 28,    February 28,    February 27,
                                                                    2002            2001            2000
               ------------------------------------------------------------------------------------------
                  Computed "expected" provision for:
                      Federal income taxes                       (35.0)%              0%         (35.0)%
                       Valuation allowance                          35.0              0             35.0
               ------------------------------------------------------------------------------------------
                  Actual provision for income taxes                 -  %              0%             - %
               ------------------------------------------------------------------------------------------

9.   Stockholders' Equity

     a.   Issuance of Preferred Stock

               On March 22, 1994, the Company sold to its management group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares were convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provided for cumulative dividends at a floating rate equal to the prime rate. Such dividends were convertible into common stock at the rate of $5.00 per share. The conversion rights were waived in May 1998. These shares were redeemable, at the option of the Company, on or after February 27, 1999 and had a liquidation preference of $200 per share. As of February 28, 2001, February 27, 2000 dividends in arrears were $570,134, and $489,484, respectively. The liquidation preference of $200 per share as well as any dividends in areas at that time were settled in full, pursuant to the approved plan of reorganization. (See Note 1).

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements

     b.   Issuance of Treasury Stock

               In connection with the Company's refinancing on March 22, 1994, the Company entered into a $2,000,000 term loan agreement with a financial institution. Pursuant to the agreement, the Company issued to the bank 10,000 treasury common shares related to mandatory prepayments, which were not made. The treasury stock was retired in conjunction with the plan of reorganization.

     c.   Grant of Warrants

               Warrants have been granted to NAN Investors LP to purchase 16,500,000 shares of the Company's Common Stock for $.10 per share, with a five-year term effective May 21, 1998. All warrants were canceled in conjunction with the plan of reorganization.

10.  Commitments,
     Contingencies and
     Related Party Transactions

     a.   Agreement with Principal Stockholders

               On March 1, 1994, in connection with the restructuring described in Note 4, the Company entered into agreements with its two principal stockholders and a group of employees (the "Management Group"). The agreements provide, among other things, for:

               The reimbursement of the principal stockholders, limited to $1.50 per share to the extent that the gross proceeds per share from the sale of common stock by the stockholders during the two-year period beginning September 1, 1994 were less than $5.00 per share. Such guaranty was applicable to a maximum of 150,000 shares sold by such stockholders, subject to reductions under certain circumstances. The principal stockholders sold 157,875 shares including 88,400 at prices below $5.00 per share; 37,125 shares in the fiscal year ended March 1, 1997 and 51,275 shares in the year ended March 2, 1996 which resulted in a charge to operating results of $12,000 and $35,000, respectively.

               Warrants to purchase up to 157,875 shares of common stock equal to the number of shares sold by the principal stockholders. The exercise price per share of such warrants would equal the gross proceeds per share from the corresponding sale by the principal stockholders. Such warrants expired on February 28, 2000.

               All agreement with principal stockholder were canceled in conjunction with the plan of reorganization.

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements


     b.   Executive compensation

               In accordance with employment agreement between the Company and John H. Treglia The Company's President dated, April 3, 2000, Mr. Treglia was entitled to cash compensation of $150,000 per year, all such cash compensation was waived by Mr. Treglia. In accordance with Paragraph 6 of this employment agreement, Mr. Treglia may receive common stock of the Company valued at the average market price on a monthly basis. In accordance with the agreement on February 5, 2002, Mr. Treglia was issued 630,397 shares of restricted common stock of the Company. Compensation for the period March 1, 2001 and ending on January 25, 2002 such shares equating to approximately $137,500 in salary.

     c.   Consulting agreement

               On February 5, 2002 the Company engaged the services of Westminster Holdings Ltd. For a period of two years to provide management and business consulting services. In exchange for one consulting services Westminster received 1,200,000 shares of common stock of Nantucket Industries, Inc.

               Such shares shall be restricted in accordance with Rule 144 of the 1933 Securities Act. In addition, notwithstanding Rule 144, 600,000 of the 1,200,000 shares shall be restricted for a two year period from the date of issuance. The Company shall notify the transfer agent of such two year restriction. Such shares shall not have any piggyback registration rights, demand or otherwise, unless otherwise agreed to be the parties.

     d.   Lease obligation

               The Company lease office under any agreement that expires on February 2006. As of February 28, 2002 the future minimum lease payments are as follows:

                      February 28
                -----------------------------------------------------------
                      2003                                        $22,944
                      2004                                          22,944
                      2005                                          22,944
                      2006                                          22,944
                -----------------------------------------------------------
                                                                  $91,776
                ==========================================================

                                                                  Accutone, Inc.
                                                                  and Subsidiary

                                          Consolidated Balance Sheet (Unaudited)

================================================================================================================================
January 25,                                                                                                                 2002
--------------------------------------------------------------------------------------------------------------------------------
Assets
   Cash                                                                                                               $   12,985
   Accounts receivable                                                                                                   111,024
   Inventories                                                                                                             6,000
   Deferred costs                                                                                                         79,349
--------------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                                                       209,358
--------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                                                        95,204
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      $  304,562
================================================================================================================================

Liabilities and Stockholders' Deficit

   Current portion of long-term debt                                                                                  $      259
   Accounts payable                                                                                                       82,370
--------------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                                                   82,629
--------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity

   Common stock, $.01 par value; authorized 100,000 shares; issued and
      outstanding                                                                                                          1,000
   Additional paid-in capital                                                                                            499,771
   Accumulated deficit                                                                                                 (278,838)
--------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                                                 221,933
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      $  304,562
================================================================================================================================


                                                                  Accutone, Inc.
                                                                  and Subsidiary

                                Consolidated Statement of Operations (Unaudited)

============================================================================================================================
  Period ended January 25,                                                                                              2002
  ----------------------------------------------------------------------------------------------------------------------------
  Net sales                                                                                                        $  40,990
  Cost of sales                                                                                                       32,470
  ----------------------------------------------------------------------------------------------------------------------------
                Gross profit                                                                                           8,520
  Selling, general and administrative expenses                                                                         9,058
  ----------------------------------------------------------------------------------------------------------------------------
                Loss from operations                                                                                    (538)
  Other expense:
     Depreciation                                                                                                      1,762
     Interest expense                                                                                                      30
  ----------------------------------------------------------------------------------------------------------------------------
                Total other expense                                                                                    1,792
  ----------------------------------------------------------------------------------------------------------------------------
                Loss before income taxes                                                                              (2,330)
  Income taxes                                                                                                           -
  ----------------------------------------------------------------------------------------------------------------------------

  Net loss                                                                                                         $  (2,330)
  ----------------------------------------------------------------------------------------------------------------------------

                          Audited Financial Statements of

                                 Accutone, Inc.

                  Years Ended December 31, 2001, 2000 and 1999

Independent auditors' report                                         2

Financial statements:

Consolidated balance sheets                                          3

   Consolidated statements of operations                             4

   Consolidated statement of stockholders' deficit                   5

   Consolidated statements of cash flows                             6

   Notes to consolidated financial statements                      7-8

                          Independent Auditors' Report

To the Board of Directors
Accutone, Inc. and Subsidiary
Yonkers, New York

We have audited the accompanying consolidated balance sheet of Accutone, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for December 31, 2000 and 1999 were audite by other auditors, therefore we do not render an opinion on these financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accutone, Inc. and Subsidiary as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

May 30, 2002

                                                                  Accutone, Inc.
                                                                  and Subsidiary

                                                     Consolidated Balance Sheets

===================================================================================================================================
December 31,                                                                         2001                  2000             1999
------------------------------------------------------------------------------------------------------------------------------------

Assets
   Cash                                                                             $   4,826           $  10,860         $   34,548
   Accounts receivable                                                                 93,786              19,680              8,500
   Inventories                                                                          6,345              10,760             13,378
   Deferred costs (Note 5)                                                             78,599              70,599                  -
------------------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                    183,556             111,899             56,426
------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net (Notes 2 and 3)                                     96,966              87,109            108,133
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     $280,522            $199,008          $ 164,559
Liabilities and Stockholders' Deficit

   Current portion of long-term debt (Note 3)                                       $     539           $   3,129         $    2,935
   Accounts payable                                                                    76,420              63,807             34,447
     Other liabilities (Note 5)                                                             -              25,000                  -
------------------------------------------------------------------------------------------------------------------------------------
                                    Total current liabilities                          76,959              91,936             37,382
Long term debt (Note 3)                                                                     -               2,440              5,569
------------------------------------------------------------------------------------------------------------------------------------
                                    Total liabilities                                  76,959              94,376             42,951
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity (Note 4)

   Common stock; $.01 par value; authorized 100,000                                     1,000               1,000              1,000
     shares issued and outstanding
   Additional paid-in capital                                                         479,071             379,504            311,564
   Accumulated deficit                                                              (276,508)           (275,872)          (190,956)
------------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                              203,563             104,632            121,608
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     $280,522            $199,008          $ 164,559
===================================================================================================================================

                                 See accompanying notes to financial statements.

                                                                  Accutone, Inc.
                                                                  and Subsidiary

                                           Consolidated Statements of Operations

=================================================================================================================================

Years ended December 31,                                                  2001                   2000                  1999
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                             $442,593               $314,028              $362,175
Cost of sales                                                          277,979                224,028               232,542
---------------------------------------------------------------------------------------------------------------------------------
                                    Gross profit                       164,614                 90,000               129,633
Selling, general and administrative expenses                           141,321                152,254               135,253
---------------------------------------------------------------------------------------------------------------------------------
                                    Income (loss) from                  23,293                (62,254)               (5,620)
operations
Other expense:

     Depreciation                                                       21,143                 21,024                20,107
     Interest expense                                                    2,786                  1,638                 5,636
---------------------------------------------------------------------------------------------------------------------------------
                                    Total other expense                 23,929                 22,662                25,743
---------------------------------------------------------------------------------------------------------------------------------
                                    Loss before income taxes              (636)               (84,916)              (31,363)
---------------------------------------------------------------------------------------------------------------------------------

Income taxes (Note 4)                                                      -                      -                     -
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                              $   (636)              $(84,916)             $(31,363)
=================================================================================================================================

                                 See accompanying notes to financial statements.

                                                                  Accutone, Inc.
                                                                  and Subsidiary

                                  Consolidated Statement of Stockholders' Equity

=================================================================================================================================
                                                              Common          Additional        Accumulated           Total
                                                               stock           paid-in            deficit
                                                                               capital
--------------------------------------------------------  ---------------  ----------------  -----------------  ------------------
Balance at January 1, 1999                                         $1,000          $216,766         $(159,593)            $ 58,173

Net loss                                                                                              (31,363)            (31,363)

Capital contribution                                                                 94,798                                 94,798
--------------------------------------------------------  ---------------  ----------------  -----------------  ------------------

Balance at December 31, 1999                                        1,000           311,564          (190,956)             121,608

Net loss                                                                                              (84,916)            (84,916)

Capital contribution                                                                 67,940                                 67,940
--------------------------------------------------------  ---------------  ----------------  -----------------  ------------------

Balance at December 31, 2000                                        1,000           379,504          (275,872)             104,632

Net loss                                                                                                 (636)                (636)

Capital contribution                                                                 99,567                                 99,567
--------------------------------------------------------  ---------------  ----------------  -----------------  ------------------

Balance at December 31, 2001                                       $1,000          $479,071         $(276,508)            $203,563
========================================================  ===============  ================  =================  ==================

                                 See accompanying notes to financial statements.

                                                                  Accutone, Inc.
                                                                  and Subsidiary

                                           Consolidated Statements of Cash Flows

===============================================================================================================

     Years ended December 31,                                                   2001           2000        1999
     Cash flows from operating activities:
      Net loss                                                              $   (636)      $(84,916)   $(31,363)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
           Depreciation and amortization                                      21,143         21,024      20,107
           Changes in assets and liabilities
              Accounts receivable                                            (74,106)       (11,180)     (3,650)
              Inventories                                                      4,415          2,618      (5,878)
              Deferred costs                                                  (8,000)       (70,599)        -
              Accounts payable                                                12,613         29,360      16,401
              Other liabilities                                              (25,000)        25,000         -
---------------------------------------------------------------------------------------------------------------
                Net cash used by operating activities                        (69,571)       (88,693)     (4,383)
---------------------------------------------------------------------------------------------------------------
     Cash flows from investing activities:

      Additions to property and equipment                                    (31,000)           -       (64,472)
---------------------------------------------------------------------------------------------------------------
                Net cash used by investing activities                        (31,000)           -       (64,472)
---------------------------------------------------------------------------------------------------------------
     Cash flows from financing activities:

      Capital contribution                                                    99,567         67,940      94,798
      Proceeds from equipment loan                                               -              -           -
      Payments on long-term debt                                              (5,030)        (2,935)     (2,767)
---------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                     94,537         65,005      92,031
     Net increase (decrease) in cash                                          (6,034)       (23,688)     23,176
     Cash, beginning of year                                                  10,860         34,548      11,372
---------------------------------------------------------------------------------------------------------------
     Cash, end of year                                                      $  4,826       $ 10,860    $ 34,548
===============================================================================================================

                                 See accompanying notes to financial statements.

                                                                  Accutone, Inc.
                                                                  and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of
     Significant
     Accounting Policies

                    a.   The Company

                    Accutone, Inc. and its wholly-owned subsidiary (the "Company") distribute hearing aids.

                    b.   Principles of Consolidation

                    The consolidated financial statements include the accounts of Accutone, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

                    c.   Revenue Recognition

                    Revenue is recognized when the merchandise is shipped.

                    d.   Inventories

                    Inventories are stated at the lower of cost (first-in, first-out method) or market.

                    e.   Property and Equipment

                    Property and equipment are stated at cost. Depreciation is computed for financial statement purposes, using the straight-line method over the estimated useful life. For income tax purposes, depreciation is computed using statutory rates.

                                                                  Accutone, Inc.
                                                                  and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    f.   Income Taxes

                    The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Deferred income taxes arise as a result of differences between financial statement and income tax reporting.

                    g.   Estimates

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, that affect the reported amounts of the assets and liabilities at the date of the financial statements, the revenues and expenses during the period as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                    h. Long - Lived Assets


                    The company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

2.   Property, Plant and
     Equipment

                                               2001             2000           1999
-----------------------------------------------------------------------------------
     Furniture and fixtures                $ 13,801         $ 13,801      $  13,801
     Leasehold improvements                  25,000           25,000         25,000
     Machinery and equipment                 92,269           61,269         61,269
     Customer list                           47,935           47,935         47,935
                                      ---------------------------------------------
                                            179,005          148,005        148,005
     Accumulated depreciation              (82,039)         (60,896)       (39,872)
     ------------------------------------------------------------------------------
                                           $ 96,966         $ 87,109       $108,133
     ==============================================================================

3.   Long-term debt

                                               2001             2000           1999
     ------------------------------------------------------------------------------
     Equipment loan payable to a finance
     company, collateralized by
     equipment with monthly installments
     of $280 including interest at 5.9%
     maturing in 2002.                       $  539           $5,569       $  8,504

     Less current maturities                    539            3,129          2,935
     ------------------------------------------------------------------------------
                                             $    -           $2,440       $  5,569
     ==============================================================================

4.   Income taxes       At December 31, 2001, the Company had net operating loss
                        carryforwards of approximately $277,000 expiring from 2017 to 2020.

5.   Commitment and     The Company has incurred fees with certain stockholders
     contingencies      for legal servicesperformed in connection with a
                        proposed reverse acquisition with Nantucket Industries
                        Inc. The reverse acquisition was completed on January
                        25, 2002.
===============================================================================

                                 See accompanying notes to financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None in the last two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 1, 2002, the names and ages of our directors, executive officers, and other significant employees; the date when each director was appointed; and all positions and offices held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

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

Dr. Frank Castanaro         51        Secretary and Director   February 17, 2000

Set forth below is information regarding the principal occupations of each current director during the past five years or more. None of the directors or principal executive officers holds the position of director in any other public company.

John H. Treglia is a graduate of Iona College, from which he received a BBA in Accounting in 1964. Since January 18, 2000, he has served as our president, secretary, and a director, devoting such time to our business and affairs as is required for the performance of his duties. From 1964 until 1971, Mr. Treglia was employed as an accountant by Ernst & Ernst. Thereafter, he founded and operated several businesses in various areas. From 1994 through 1998, Mr. Treglia served as a consultant to several companies which were in Chapter 11. These included J.R.B. Contracting, Inc., Laguardia Contracting, and Melli-Borrelli Associates. In 1996, Mr. Treglia founded Accutone Inc., a company engaged in the business of manufacturing and distributing hearing aids. He has served as its president and CEO since such time.

Dr. Frank Castanaro received a Bachelor of Science degree from the University of Scranton in 1974. In 1978, he graduated from Georgetown University School of Dentistry and has been in private practice as a dentist since such time. Dr. Castanaro was appointed as our director on February 17, 2000. Dr. Castanaro has assisted two large ophthalmology practices to introduce and expand their activities in Laser therapy, including, but not limited to, Lasik procedures. Dr. Castanaro presently practices dentistry in partnership with Dr.'s Joseph C. Fontana and John B. Fontana in Peekskill, New York, and has a solo practice in Yonkers, New York. Dr. Castanaro is a member of the American Dental Association, the Dental Society of the State of New York, the Ninth District Dental Society, and the Peekskill-Yorktown Dental Society.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Until June of 2000, when our board of directors eliminated compensation for directors other than those employed by us, such persons were paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person. No payments have been made during the fiscal year ended February 28, 2002.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was disbanded in May 1998. As of the date hereof, the Board of Directors has not established a new Compensation Committee and it has no plans to do so until such time as our financial position and prospects improve significantly.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows compensation information for each of the fiscal years ended February 28, 2002 and February 28, 2001 for all persons who served as our chief executive officer. No other executive officers received compensation in excess of $100,000 during the fiscal year ended February 28, 2001.

To the best knowledge of current management, prior to and/or during the fiscal year ended February 27, 2000, we had in effect a 401(k) Profit Sharing Plan, a Long Term Incentive Plan and one or more Stock Option and SAR Plans and/or granted stock options outside of specific Plans therefore. As part of the projected reorganization under chapter 11, all existing compensation plans and rights to purchase our securities arising thereunder were terminated, as were all outstanding stock options; any funds or assets in our 401(k) Profit Sharing Plan and any other compensation plan holding funds or assets of former employees will be distributed by the Trustees of any such plans to the beneficial owners and all such Plans were terminated.

     ANNUAL COMPENSATION

     Name and Principal                     Year           Salary        Other Compensation
     and Position
     John H. Treglia                        2002              $-0-        630,397
     President, Chief Executive             2001               -0-              0
     Officer, Secretary and Director        2000               -0-              0

     Dr. Frank Castanaro                    2002              $-0-              0
     Secretary and Director                 2001               -0-              0
                                            2000               -0-              0

The shares issued to John H. Treglia represent past due salary owed to Mr. Treglia.

ITEM NO. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 1, 2002, with respect to the persons known to us to be the beneficial owners of more than 5% of our common stock, $.10 par value.

                             PRINCIPAL SHAREHOLDERS

We know of no person, other than those listed in the Management's Shareholdings Table, below, who owns more than 5% of our common stock. The following table sets forth information as of June 1, 2002, with respect to the beneficial ownership of our common stock, $.10 par value, of each of our executive officers and directors and all executive officers and directors as a group:

                     PRINCIPAL SHAREHOLDERS TABLE

Title                 Name and
of                    Address of                   Amount and
Beneficial            Beneficial                   Nature of         Percent of
Owner                 Ownership                    Class                 Class
---------             ----------                   --------            ---------
Common                John H. Treglia                 630,397             6.98%
                      13-44 Henrietta Court
                      Fair Lawn, NJ  07410

Common                Carlyn A. Barr (1)            2,189,962            24.24%
                      13-44 Henrietta Court
                      Fair Lawn, NJ 07410

Common                Westminster Holdings Ltd.     1,200,000            13.28%
                      75 Maiden Lane
                      New York, NY 10038

Common                Park Avenue Health Care       1,200,000            13.28%
                      Management
                      One North Lexington Avenue
                      White Plains, New York 10601

Common                Dr. Frank J. Castanaro          733,000             8.08%
                      71 Bradford Boulevard
                      Yonkers, NY  10710

Common                Frances Katz Levine             600,000             6.64%
                      621 Clove Road
                      Staten Island, NY 10310

Common                Scott Rapfogel                  600,000             6.64%
                      16 Regency Circle
                      Englewood, NJ

(1)  Carlyn A. Barr is the wife of John H. Treglia.

Security Ownership of Management

     The following table sets forth information as of June , 2002, with respect to the shareholdings of the Company's executive officers and directors.

     Title                 Name and                  Amount and
      of                   Address of                Nature of
     Class                 Beneficial                Beneficial    Percent of
     Owner                 Owner                     Class(1)          Class
     -----                 ----------               ----------       ----------
     Common                John H. Treglia             630,397            6.98%
                           13-44 Henrietta Court
                           Fair Lawn, NJ  07410

     Common                Carlyn A. Barr (1)        2,189,962           24.24%
                           13-44 Henrietta Court
                           Fair Lawn, NJ 07410


     Common                Dr. Frank J. Castanaro      733,000            8.08%
                           71 Bradford Boulevard
                           Yonkers, NY  10710

     Common                All directors and         3,553,359           39.32%
                           officers as a group
                           (2 persons)

Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock which an individual or member of a group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Accordingly, where applicable, each individual or group member's rights to acquire shares pursuant to the exercise of options or warrants are noted below.

Proposed Medical and Professional Advisory Board

We are in the process of forming a Medical and Professional Advisory Board which will consist of individuals with experience and expertise in otolaryngology, audiology, geriatric care (both medical and psychological), and new hearing aid product developments. The purpose of establishing this advisory board is to assist us with any complex questions or issues which may arise in connection with their fields of expertise. Once we have established this board, we will consult with its members with respect to current developments in their fields of expertise and, where appropriate, for advice respecting our business strategy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of any transactions during the fiscal year ended February 28, 2002 or any presently proposed transactions, to which we were, or are, to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (I) any of our directors or executive officers; (ii) any person who owns or has the right to acquire 5% or more of our issued and outstanding common stock; and (iii) any member of the immediate family of any such persons. Current management is not aware of any requirements, which may have been in effect prior to January 2000, with respect to the approval of related transactions by independent directors. Because of its current limited management resources, the company does not presently have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote of the majority, or the unanimous written consent, of the full board of directors. J all member so the board of directors all members of the board of directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

Employment Agreement with John H. Treglia

On April 3, 2000, we entered into an employment agreement with John H. Treglia, our President and CEO. The agreement provides for an annual salary in the amount of $150,000 and a term of three years. Mr. Treglia has agreed to waive the right to be paid in cash until, in the opinion of the board of directors, we have sufficient financial resources to make such payments. In lieu of cash salary payments, Mr. Treglia may accept shares of common stock at, or at a discount from the market price. His agreement provides for the possibility of both increases in salary and the payment of bonuses at the sole discretion of the board of directors, participation in any pension plan, profit-sharing plan, life insurance, hospitalization of surgical program or insurance program adopted by us (to the extent that the employee is eligible to do so under the provisions of such plan or program), reimbursement of business related expenses, for the non-disclosure of information which we deem to be confidential to it, for non-competition with us for the two-year period following termination of employment with us and for various other terms and conditions of employment. We do not intend to provide any of our employees with medical, hospital or life insurance benefits until our board of directors determines that we have sufficient financial resources to do so.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The following is a list of all exhibits and financial statement schedules filed as part of this report, certain of which documents have been incorporated by reference to documents previously filed on behalf of us.

Financial Statements

                               Reports on Form 8-K

On February 20, 2002 a Form 8-K was filed during the last quarter of the period covered by this report.

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

     (4)(b)         Share Purchase Rights Agreement, dated as of September 6,
                    1988, between the Company and State Street Bank and Trust
                    Company (filed as Exhibit 4(a) to Form 8-K Report dated as of September 6, 1988), as amended by the following:
                    Amendment No. 1 dated October 3, 1988 (filed as Exhibit 9 to
                    Schedule 14D-9 Amendment No. I dated October 4, 1988),
                    Amendment No. 2 dated October 18, 1988 (filed as Exhibit 14 to Schedule 14D-9 Amendment No. 2 dated October 19, 1988) and Amendment No. 3 dated November 1, 1988 (filed as Exhibit
                    4(c) to Form 10-K Report for the fiscal year ended February
                    25, 1989 (the " 1989 10K"), Amendment No. 4 dated as of
                    November 17, 1988 (filed as Exhibit 1 to Amendment No. 1 to
                    Form 8-A, dated November 18, 1988) and Amendment dated as of
                    August 15, 1994 (filed as Exhibit 4(e) to Form 8-K dated
                    August 19, 1994).

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

     (10)(bb)       License Agreement dated December 9, 1992 between GUESS?,                                *
                    Inc. and Registrant with respect to the GUESS? trademark
                    (filed as Exhibit 3 to Form 10Q Report for November 28,
                    1992).

     (10)(cc)       Registrant's 1992 Long-Term Stock Option Plan (filed as
                    Exhibit 4 to Form


                    10Q Report for November 28, 1992).

     (10)(dd)       Registrant's 1992 Executive Performance Benefit Plan                                    *
                    (filed as Exhibit 5 to Form 10Q for November 28, 1992).

     (10)(ee)       Management Agreement made as of January 1, 1993 by and                                  *
                    between Nantucket Management Corp. (a subsidiary of
                    Registrant) and Registrant (filed as Exhibit 10(ee) to 1993
                    10-K).

     (10)(ff)       License Agreement dated December 21, 1992 between Registrant                            *
                    and McGregor Corporation with respect to the Botany 500
                    Trademark (filed as Exhibit 10(ff) to 1993 10-K).

     (10)(ff)(I)    Letter Agreement dated July 10, 1995 amending License                                   *
                    Agreement between the Registrant and McGregor Corporation
                    with respect to the Botany 500 Trademark (filed as Exhibit
                    10(ff) to 1993 10-K).

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

     (10)(gg)(i)    Letter dated February 28, 1995 amending Severance Agreement                             *
                    by and among Registrant, George J. Gold and Donald D. Gold
                    (filed as Exhibit 10(gg)(i) to the Form 10-K Report for the fiscal year ended February 25, 1995).

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

     (10)(ii)(v)    Amendment No. 6 dated May 4, 1997, to Loan and Security                                 *
                    Agreement dated as of March 21, 1994, among Nantucket
                    Industries, Inc and Congress Financial Corp (filed as
                    Exhibit (10)(ii)(v) to 10Q report for August 30, 1997).

     (10)(ii)(vi)   Extention dated March 20, 1998 to the Loan and Security                                 *
                    Agreement dated as of March 21, 1994, among Nantucket
                    Industries, Inc and Congress Financial Corp.(filed as
                    Exhibit (10)(ii)(vi) to 1998 10-K).

     (10)(ii)(vii)  Extention No. 2 dated May 20, 1998 to the Loan and Security                             *
                    Agreement dated as of March 21, 1994, among Nantucket
                    Industries. Inc and Congress Financial Corp. (filed as
                    Exhibit (10)(ii)(vii) to 1998 10-K).

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

     (10)(nn)       Amended and Restated Credit Agreement by and among Chemical                             *
                    Bank, Nantucket Industries, Inc., Nantucket Nfills, Inc. and
                    Nantucket Management Corporation dated as of March 21, 1994
                    (filed as Exhibit 99(g) to 1994 8-K) and amended by the
                    Amendment dated as of August 18, 1994 (filed as Exhibit
                    99(e) to the Form 8-K dated August 19, 1994).

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

     (10)(tt)(i)    Amendment to Employment Agreement entered into as of January                            *
                    1, 1996 between Registrant and Raymond L. Wathen.

     (10)(uu)       Employment Agreement dated July 1, 1994 by and between                                  *
                    Registrant and Ronald S. Hoffman (filed as Exhibit 10(uu) to
                    Form 10-K Report for the fiscal year ended February 25,
                    1995).

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

     (10)(uu)(iv)   Letter Agreement dated as of June 30, 1996 between                                      *
                    Registrant and Ronald S. Hoffman, extending the term of his employment to June 30, 1997 (filed as Exhibit 99(j) to the
                    Form 8-K dated August 15, 1996).

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

     (10)(ww)       First Amendment, dated as of December 15, 1995 to Amended                               *
                    and Restated Credit Agreement dated as of March 21, 1994,
                    among Nantucket Industries,


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

     (10)(zz)       Press Release dated March 10, 1997 (filed as Exhibit 99(r) to the Form 8-K              *
                    dated March 7, 1997).

     (10)(aaa)      Lease between Registrant and First Industrial LP dated                                  *
                    December 3, 1997 (filed as Exhibit 99(s) to Form 8-K dated
                    November 26, 1997.

     (10)(bbb)      Letter Agreement dated September 30, 1997 from Nantucket                                *
                    Industries, Inc. to NAN Investors, LP (filed as Exhibit
                    99(t) to the 10Q report for November 29, 1997.)

     (10)(bbb)(i)   Letter Agreement No. 2 dated May 19, 1998 from Nantucket                                *
                    Industries to NAN Investers LP (filed as Exhibit
                    (10)(bbb)(i) to 1998 Form 10-K).

     (10)(ccc)      Termination of License Agreement dated March 25, 1998                                   *
                    between GUESS? Inc. and the Registrant (filed as Exhibit
                    (10)(ccc) to 1998 Form 10-K).

     (10)(ddd)      Employment Agreement, dated April 3, 2000, between John H.                              *
                    Treglia and Company.

     (10)(eee)      Consulting Agreement date February 5, 2002 between
                    Westminster Holdings, Inc. and the Company.

     16(a)          Letter, dated June 8, 2000, of Grant Thornton LLP regarding                             *
                    change in certifying accountant.

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

                                        NANTUCKET INDUSTRIES, INC.


     June 13, 2002                      By /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, President and CEO


                                        By: /s/ Frank Castanaro
                                        ----------------------------------
                                        Dr. Frank Castanaro, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



     June 13, 2002                        /s/ John H. Treglia
                                         ----------------------------------
                                         John H. Treglia, Director


                                         /s/ Frank Castanaro
                                         ----------------------------------
                                         Dr. Frank Castanaro, Director