Form 10QSB
period 2002-05-31
NANTUCKET INDUSTRIES INC
filed 2002-07-15
CIK 69623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2002 .

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 003-08955

NANTUCKET INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-0962699
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

45 Ludlow Street, Suite 602
Yonkers, New York  10705
(Address of principal executive offices) (Zip Code)

(914)  375-7591
(Registrant''s telephone number, including area code)

Not applicable (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of July 15, 2002 the Company had 7,836,000 shares of common stock outstanding, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

NANTUCKET INDUSTRIES, INC.
FINANCIAL STATEMENTS
AS OF MAY 31, 2002

                                                            Nantucket Industries, Inc.
                                                                      and Subsidiaries

                                                Consolidated Balance Sheets (Unaudited)
---------------------------------------------------------------------------------------

                                                                           February 28,
                                                         May 31, 2002              2002
Assets                                                                              (1)
   Cash and cash equivalents                                 $  7,400          $  6,266
   Accounts receivable                                        142,492           120,214
   Inventories                                                  5,940             5,125
   Prepaid expenses                                           120,000           120,000
   Other current assets                                        35,440             2,225

              Total current assets                            311,272           253,830

Property, plant and equipment, net                             80,383            81,458
Other assets, net
   Covenant not to compete                                    285,000           300,000
   Customer list                                              295,271           311,984
   Prepaid expenses                                           110,000           110,000

                                                           $1,081,926        $1,057,272

Liabilities and Stockholders' Equity
   Line of credit                                           $  30,000             $   -
   Accounts payable                                           107,806           102,635
   Pre-petition taxes                                           3,964             3,964

              Total current liabilities                       141,770           106,599
Loan payable                                                   45,000                 -
Pre-petition taxes, net of current portion                     19,821            19,821

              Total liabilities                               206,591           126,420

Stockholders' equity
   Common stock, $.10 par value; authorized 20,000,000        915,100           903,600
      shares; issued 9,151,000
   Additional paid-in capital                              13,188,261        13,180,261
   Accumulated deficit                                   (13,228,026)      (13,153,009)

              Total stockholders' equity                      875,335           930,852

                                                           $1,081,926       $ 1,057,272

(1) Derived from audited financial statements

                                 See accompanying notes to financial statements.

                                      F-3

                                                            Nantucket Industries, Inc.
                                                                      and Subsidiaries

                                     Consolidated Statements of Operations (Unaudited)
---------------------------------------------------------------------------------------
  Quarters ended May 31,                             2002                    2001
  Net sales                                      $123,245                  $   -
  Cost of sales                                    90,366                      -

                Gross profit                       32,879                      -
  Selling, general and administrative expenses     68,108                      -

                Loss from operations              (35,229)                     -
  Other expense:
     Interest expense                               4,500                      -
     Depreciation and amortization                 35,288                      -

                Total other expense                39,788                      -

  Loss before income taxes                        (75,017)

  Income taxes                                           -                     -

  Net loss                                        (75,017)                     -
  Net loss per share - basic and diluted              (.01)                    -

  Weighted average common shares outstanding    9,113,554             3,238,796

                                 See accompanying notes to financial statements.

                                      F-4

                                                            Nantucket Industries, Inc.
                                                                      and Subsidiaries

                                     Consolidated Statements of Cash Flows (Unaudited)
---------------------------------------------------------------------------------------

  Quarters ended May 31,                                          2002            2001

  Cash flows from operating activities:

     Net loss                                                 $(75,017)           $-
     Adjustments to reconcile net loss to
        net cash used by operating activities:
          Depreciation and amortization                         35,288             -
          Decrease (increase) in assets:
             Accounts receivable                               (22,278)            -
             Inventories                                          (815)            -
             Other current assets                              (33,215)            -
          (Decrease) increase in liabilities:
             Accounts payable                                    5,171             -

                Net cash used by operating activities          (90,866)            -

  Cash flows from investing activities:

     Additions to property, plant and equipment                 (2,500)            -

  Cash flows from financing activities:

     Issue of stock for operations                              19,500             -
     Proceeds from loans                                        75,000             -

                Net cash provided by financing activities       94,500             -

  Net increase in cash and cash equivalents                      1,134             -
  Cash and cash equivalents, beginning of period                 6,266           1,452

  Cash and cash equivalents, end of period                      $7,400          $1,452

  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                $4,500            $-
        Income taxes                                              $-              $-

                                 See accompanying notes to financial statements.

                                      F-5

NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED May 31, 2002 AND August 31, 2001
(unaudited)

The following notes to the consolidated financial statements should be read in light of the following: As a result of the following, all information which appears in the financial statements included in this report, is purely historical and will have no impact on future operations and results, if any. For an explanation of our historical accounting policies and data, reference is made to the notes to the Financial Statements included in our annual report on Form 10-K for the fiscal year ended February 28, 2002.

We experienced significant losses from operations in recent years which resulted in severe cash flow deficiencies. As a result of such losses and our inability to raise financing to continue operations, we became insolvent and, finally, we terminated all business operations in October 1999.

On March 3, 2000, we filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The goal of the projected reorganization will be for us to be merged with, or to acquire the assets or the capital stock of, existing businesses, or to effect similar business combinations. Our subsidiaries would all be dissolved. Our second amended Plan of Reorganization, dated July 5, 2001 and the Disclosure Statement thereto, was filed by Management on July 6, 2001 with the Bankruptcy Court. This Plan proposed that we acquire, in a "reverse acquisition", Accutone Inc. a Delaware Corporation ("Accutone"). In a "reverse acquisition", the shareholders of the company which is acquired (in this case, Accutone) would end up owning the preponderance of the issued and outstanding capital stock of the company which was the acquirer (in this case, Nantucket Industries, Inc.). An order approving the Disclosure Statement was presented to the Court for Settlement on October 17, 2001 and a hearing to confirm the Plan was scheduled for December 10, 2001. The a Plan of Reorganization was not confirmed by the Bankruptcy Court, management would not have been able to successfully complete a merger or acquisition, and would have ceased to exist.

Our plan of reorganization and disclosure statement was confirmed by the U.S. Federal Bankruptcy on December 10, 2001 and became effective on December 20, 2001.

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

SUBSEQUENT EVENTS

On June 21, 2002, we filed a Form 8-K with the SEC. The purpose of the Form 8-K filing was to announce the termination of our consulting agreement with Westminster Holdings, Ltd. Based upon the termination, we rescinded the order to issue 1,200,000 shares of our common stock to Westminster that it was to receive for the consulting agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

Net sales refers to fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our sales represent reimbursement from Medicare, Medicaid and third party payors. Generally, reimbursement from these parties which can take as long as 120 to 180 days. We have recently implemented the billing of Medicare on-line which should cut reimbursement time to approximately 60 days. Medicaid reimbursements can only be billed with various submissions which are mailed on a weekly basis. While we are attempting to find a method of expediting this paper submission process it seems unlikely that we will be able to accomplish this in our near future. As a result, Medicaid payments, which constitute approximately 60% of our reimbursement will continue to take 120 to 180 days to be realized.

Primarily as a result of our contract\ to acquire the audiology practice of Park Avenue, we expect both sales and related receivables to add to our growth.

THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THREE MONTHS ENDED MAY 31, 2001

Sales for the first quarter of fiscal year ended 2002 and 2001 were $123,245 and $0 respectively. Management attributes the growth to the acquisition of Accutone, Inc. as of January 25, 2002 and the inactive status of our company in that prior quarter.

Cost of sales was $90,366 and $0 revenues, respectively. The increase is due to the acquisition of Accuntone, Inc. and the inactive status of our company in that prior quarter.

General and Administrative costs were $90,366 and $0, respectively. The difference being attributable to the acquisition of Accutone, Inc. and the inactive status of our company in that prior quarter.

Liquidity and Capital Resources

Cash Flows from operating activities were $1,134 and $0 respectively. Cash Flows from financing activities were $94,500 and $0 respectively. Each of these changes were due to the acquisition of Accutone, Inc. and the inactive status of our company in that prior quarter.

Outlook

Considerable ongoing efforts have been put into key areas: increasing sales by signing contracts with additional nursing homes and assisted living facilities, increasing the sales of hearing aids at the retail level in our existing offices and facilities which we are currently contracted and to minimize the collection time related to our Medicare and third party payors.

We continue to give attention to developing a sales and marketing force to assist in the addition of those senior care facilities, hospitals, day care and senior care centers who can add to our referral base of patient and customers.

By increasing revenues generated by these increases in sales and services we expect to enjoy increased sales over the same previous periods in the foreseeable future. By increasing these revenues streams, we feel confident that our gross profit margins will also increase. The anticipated acceleration of collection time of our accounts receivable will enhance our cash flows materially. In combination these advances and improvements in these three areas will be the driving force in order that we can provide to all our shareholders a fair revenue.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. Our short-term debt bears interest at fixed rates; therefore our results of operations would not be affected by interest rate changes.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.     None

Item 2.      Changes in Securities.     None

Item 3.      Defaults Upon Senior Securities.     Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders.      None

Item 5.      Other Information.      None

Item 6.      Exhibits and Reports of Form 8-K.      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2002.

NANTUCKET INDUSTRIES, INC.

By: /s/ John H. Treglia John H. Treglia, President, Secretary and CFO