Form 10-Q
period 2002-08-31
NANTUCKET INDUSTRIES INC
filed 2002-10-15
CIK 69623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2002 .

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of July 15, 2002 the Company had 8,011,000 shares of common stock outstanding, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

NANTUCKET INDUSTRIES, INC.
FINANCIAL STATEMENTS
AS OF MAY 31, 2002

Index to Financial Statements

Table of Contents	F-2
Consolidated Balance Sheets (unaudited)	F-3

Consolidated Statements of Operations (unaudited)	F-4

Consolidated Statements of Cash Flows (unaudited)	F-5

                                                                                Nantucket Industries, Inc.
                                                                                         and Subsidiaries

                                                                   Consolidated Balance Sheets (Unaudited)

                                                                                              February 28,
                                                                         August 31, 2002              2002
----------------------------------------------------------------------------------------- -----------------
Assets                                                                                                 (1)
   Cash and cash equivalents                                                    $  1,196          $  6,266
   Accounts receivable                                                           141,277           120,214
   Inventories                                                                     5,550             5,125
   Prepaid expenses                                                                    -           120,000
   Notes receivable                                                               64,090             2,225
----------------------------------------------------------------------------------------- -----------------
              Total current assets                                               212,113           253,830
----------------------------------------------------------------------------------------- -----------------
Property, plant and equipment, net                                                76,808            81,458
Other assets, net
   Covenant not to compete                                                       270,000           300,000
   Customer list                                                                 293,558           311,984
   Prepaid expenses                                                                    -           110,000
----------------------------------------------------------------------------------------- -----------------
                                                                               $ 852,479        $1,057,272
========================================================================================= =================

Liabilities and Stockholders' Equity
   Line of credit                                                              $  30,000             $   -
   Accounts payable                                                              103,133           102,635
   Pre-petition taxes                                                              3,964             3,964
----------------------------------------------------------------------------------------- -----------------
              Total current liabilities                                          137,097           106,599
Loan payable                                                                      55,000                 -
Loan payable-officer                                                              10,000                 -
Pre-petition taxes, net of current portion                                        19,821            19,821
----------------------------------------------------------------------------------------- -----------------
              Total liabilities                                                  221,918           126,420
----------------------------------------------------------------------------------------- -----------------
Stockholders' equity
   Common stock, $.10 par value; authorized 20,000,000                           801,100           903,600
      shares;            issued 8,011,000
   Additional paid-in capital                                                 13,092,261        13,180,261
   Accumulated deficit                                                      (13,262,800)      (13,153,009)
----------------------------------------------------------------------------------------- -----------------
----------------------------------------------------------------------------------------- -----------------
              Total stockholders' equity                                         630,561           930,852
----------------------------------------------------------------------------------------- -----------------
                                                                               $ 852,479       $ 1,057,272
========================================================================================= =================
(1) Derived from audited financial statements

                                                                                                         3

                                                                                      Nantucket Industries, Inc.
                                                                                                and Subsidiaries

                                                               Consolidated Statements of Operations (Unaudited)

Quarters ended August 31,                                                      2002                    2001
----------------------------------------------------------------------------------------------------------------
Net sales                                                                  $112,402                  $   -
Cost of sales                                                                86,679                      -
----------------------------------------------------------------------------------------------------------------
              Gross profit                                                   25,723                      -
Selling, general and administrative expenses                                 38,259                      -
----------------------------------------------------------------------------------------------------------------
              Loss from operations                                          (12,536)                     -
Other expense:
   Interest expense                                                           1,950                      -
   Depreciation and amortization                                             20,288                      -
----------------------------------------------------------------------------------------------------------------
              Total other expense                                            22,238                      -
----------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                    (34,774)

Income taxes                                                                       -                     -
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Net loss                                                                    (34,774)                     -
Net loss per share - basic and diluted                                          (.00)                    -
----------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                 8,013,390             3,238,796
================================================================================================================

                                                                 See accompanying notes to financial statements.

                                                                                                         4

                                                                                        Nantucket Industries, Inc.
                                                                                                  and Subsidiaries

                                                                 Consolidated Statements of Cash Flows (Unaudited)

  Quarters ended May 31,                                                            2002            2001
  -----------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net loss                                                                   $(34,774)           $-
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
          Depreciation and amortization                                           20,288             -
          Decrease (increase) in assets:
             Accounts receivable                                                   1,215             -
             Inventories                                                             390             -
             Prepaid expenses                                                    230,000             -
             Other current assets                                                (28,650)            -
          (Decrease) increase in liabilities:
             Accounts payable                                                     (4,673)            -
  -----------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                        183,796             -
  -----------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                                      -               -
  -----------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Issue of stock for operations                                                30,000             -
     Cancellation of stock                                                      (240,000)            -
     Proceeds from loans                                                          20,000             -
  -----------------------------------------------------------------------------------------------------------
                Net cash used by financing activities                           (190,000)            -
  -----------------------------------------------------------------------------------------------------------
  Net decrease in cash and cash equivalents                                       (6,204)            -
  Cash and cash equivalents, beginning of period                                   7,400           1,452
  -----------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                                        $1,196          $1,452
  -----------------------------------------------------------------------------------------------------------
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                                  $1,950            $-
        Income taxes                                                                 $-             $-

                                                        See accompanying notes to financial statements.

                                                                                                     5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.	Income Taxes

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

SUBSEQUENT EVENTS

None.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

Net sales refer to fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our sales represent reimbursement from Medicare, Medicaid and third party payors. Generally, reimbursement from these parties can take as long as 120 to 180 days. We have recently implemented the billing of Medicare on-line which should cut reimbursement time to approximately 60 days. Medicaid reimbursements can only be billed with various submissions which are mailed on a weekly basis. While we are attempting to find a method of expediting this paper submission process it seems unlikely that we will be able to accomplish this in our near future. As a result, Medicaid payments, which constitute approximately 60% of our reimbursement will continue to take 120 to 180 days to be realized.

Primarily as a result of our contract to acquire the audiology practice of Park Avenue, we expect both sales and related receivables to add to our growth.

THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2001

Sales for the second quarter of fiscal year ended 2002 and 2001 were $112,402 and $0 respectively. Management attributes the growth to the acquisition of Accutone, Inc. as of January 25, 2002 and the inactive status of our company in that prior quarter. The revenue decrease from the first quarter was due for the most part to summer vacation scheduling both in our company as well as in most nursing homes and long term care facilities. In addition, management has been actively involved in pursuing potential merger and/or acquisition candidates in related fields, which diminished marketing efforts by the company to attempt to increase the number of facilities being serviced and therefore adding to our revenue base.

Cost of sales was $86,679 and $0 revenues, respectively. The increase is due to the acquisition of Accuntone, Inc. and the inactive status of our company in that prior quarter.

General and Administrative costs were $38,259 and $0, respectively. The difference is attributable to the acquisition of Accutone, Inc. and our inactive status in that prior quarter.

Liquidity and Capital Resources

Cash Flows from operating activities were $183,796 and $0 respectively. Cash Flows from financing activities were ($190,000) and $0 respectively. These changes were due primarily to the concellation of a consulting agreement, as previously reported on Form 8-K filed on June 21, 2002, and the issuance of additional shares of common stock and loans to the company.

Outlook

Considerable ongoing efforts will be devoted into key areas: increasing sales by signing contracts with additional nursing homes and assisted living facilities, increasing the sales of hearing aids at the retail level in our existing offices and facilities which we are currently contracted and to minimize the collection time related to our Medicare and third party payors.

We intend to increase the attention to developing a sales and marketing force to assist in the addition of those senior care facilities, hospitals, day care and senior care centers who can add to our referral base of patient and customers.

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

Item 3.      Defaults Upon Senior Securities.     Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders.      None

Item 5.      Other Information.      None

Item 6.      Exhibits and Reports of Form 8-K.      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 2002.

NANTUCKET INDUSTRIES, INC.

By: /s/ John H. Treglia John H. Treglia, CEO, CFO and President

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, John Treglia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nantucket Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 15,  2002

/s/ John Treglia John Treglia Chief Executive Officer

CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, John Treglia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nantucket Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     October 15,  2002

/s/ John Treglia John Treglia Chief Financial Officer