Form 10-Q
period 2002-11-30
NANTUCKET INDUSTRIES INC
filed 2003-01-14
CIK 69623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 30, 2002 .

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of January 13, 2003 the Company had 8,647,667 shares of common stock outstanding, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

NANTUCKET INDUSTRIES, INC.
FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2002

Index to Financial Statements

Table of Contents	F-2
Consolidated Balance Sheets (Unaudited)	F-3

Consolidated Statements of Operations (Unaudited)	F-4

Consolidated Statements of Cash Flows (Unaudited)	F-5

                                                                                    Nantucket Industries, Inc.
                                                                                             and Subsidiaries

                                                                       Consolidated Balance Sheets (Unaudited)

                                                                               November 30,      February 28,
                                                                                        2002              2002
--------------------------------------------------------------------------- ----------------- -----------------
Assets                                                                                                     (1)
   Cash and cash equivalents                                                        $  4,200          $  6,266
   Accounts receivable                                                               117,570           120,214
   Inventories                                                                         5,890             5,125
   Prepaid expenses                                                                   40,000           120,000
   Stock subscription receivable                                                      35,000                 -
   Notes receivable                                                                   70,090             2,225
--------------------------------------------------------------------------- ----------------- -----------------
              Total current assets                                                   272,750           253,830
--------------------------------------------------------------------------- ----------------- -----------------
Property, plant and equipment, net                                                    73,233            81,458
Other assets, net
   Covenant not to compete                                                           255,000           300,000
   Customer list                                                                     284,345           311,984
   Prepaid expenses                                                                   30,000           110,000
--------------------------------------------------------------------------- ----------------- -----------------
                                                                                   $ 915,328        $1,057,272
--------------------------------------------------------------------------- ----------------- -----------------
Liabilities and Stockholders' Equity
   Line of credit                                                                  $  30,000             $   -
   Accounts payable                                                                  108,302           102,635
   Pre-petition taxes                                                                  3,964             3,964
--------------------------------------------------------------------------- ----------------- -----------------
              Total current liabilities                                              142,266           106,599
Loan payable                                                                          55,000                 -
Loan payable-officer                                                                   1,900                 -
Pre-petition taxes, net of current portion                                            19,821            19,821
--------------------------------------------------------------------------- ----------------- -----------------
              Total liabilities                                                      218,987           126,420
--------------------------------------------------------------------------- ----------------- -----------------
Stockholders' equity
   Common stock, $.10 par value; authorized 20,000,000                               864,767           903,600
      shares; issued 8,647,667
   Common stock subscribed                                                            35,000                 -
   Additional paid-in capital                                                     13,143,594        13,180,261
   Accumulated deficit                                                          (13,347,020)      (13,153,009)
--------------------------------------------------------------------------- ----------------- -----------------
--------------------------------------------------------------------------- ----------------- -----------------
              Total stockholders' equity                                             696,341           930,852
--------------------------------------------------------------------------- ----------------- -----------------
                                                                                   $ 915,328       $ 1,057,272
--------------------------------------------------------------------------- ----------------- -----------------
(1) Derived from audited financial statements

                 See accompanying notes to financial statements.

                                                                                                              3

                                                                         Nantucket Industries, Inc.
                                                                                  and Subsidiaries

                                                 Consolidated Statements of Operations (Unaudited)

  Quarters ended November 30,                                   2002                    2001
  -----------------------------------------------------------------------------------------------
  Net sales                                                  $94,321                  $   -
  Cost of sales                                               76,067                      -
  -----------------------------------------------------------------------------------------------
                Gross profit                                  18,254                      -
  Selling, general and administrative expenses                73,036                      -
  -----------------------------------------------------------------------------------------------
                Loss from operations                         (54,782)                     -
  Other expense:
     Interest expense                                          1,650                      -
     Depreciation and amortization                            27,788                      -
  -----------------------------------------------------------------------------------------------
                Total other expense                           29,438                      -
  -----------------------------------------------------------------------------------------------

  Loss before income taxes                                   (84,220)

  Income taxes                                                      -                     -
  -----------------------------------------------------------------------------------------------
  -----------------------------------------------------------------------------------------------
  Net loss                                                   (84,220)                     -
  Net loss per share - basic and diluted                        (.01)                     -
  -----------------------------------------------------------------------------------------------
  Weighted average common shares outstanding                8,298,985             3,238,796
  -----------------------------------------------------------------------------------------------

                                                   See accompanying notes to financial statements.

                                                                                                4

                                                                             Nantucket Industries, Inc.
                                                                                      and Subsidiaries

                                                     Consolidated Statements of Cash Flows (Unaudited)

  Quarters ended November 30,                                                2002            2001
  ----------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net loss                                                            $(84,220)           $-
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
          Depreciation and amortization                                    27,788             -
          Decrease (increase) in assets:
             Accounts receivable                                           23,707             -
             Inventories                                                     (340)            -
             Prepaid expenses                                             (70,000)            -
             Notes receivable                                              (6,000)            -
         (Decrease) increase in liabilities:
             Accounts payable                                               5,169             -
  ----------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                (103,896)            -
  ----------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                               -               -
  ----------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Issue of stock for operations                                        115,000             -
     Repayment of loan                                                     (8,100)            -
  ----------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                 106,900             -
  ----------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                                 3,004             -
  Cash and cash equivalents, beginning of period                            1,196           1,452
  ----------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                                 $4,200          $1,452
  ----------------------------------------------------------------------------------------------------
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                           $1,650            $-
        Income taxes                                                         $-              $-

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
THIRTEEN WEEKS ENDED November 30, 2002
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

The anticipated growth in revenues resulting from the prior acquisition of the audiology practice of Park Avenue has not yet come to fruition. This was caused in part by our inability to attract additional audiologists on a timely basis. We believe that this will not be long lived since we are developing new compensation packages that will include incentives of cash and common stock.

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

Sales for the third quarter of fiscal year ended 2002 and 2001 were $94,321 and $0 respectively. Management attributes the growth to the acquisition of Accutone, Inc. as of January 25, 2002 and the inactive status of our company in that prior quarter. The revenue decrease from the first quarter was due for the most part to summer vacation scheduling both in our company as well as in most nursing homes and long term care facilities. In addition, management has been actively involved in pursuing potential merger and/or acquisition candidates in related fields, which diminished marketing efforts by the company to attempt to increase the number of facilities being serviced and therefore adding to our revenue base.

Cost of sales was $76,067 and $0 revenues, respectively. The increase is due to the acquisition of Accuntone, Inc. and the inactive status of our company in that prior quarter.

General and Administrative costs were $73,036 and $0, respectively. The difference is attributable to the acquisition of Accutone, Inc. and our inactive status in that prior quarter.

Liquidity and Capital Resources

Cash Flows from operating activities were ($103,896) and $0 respectively. Cash Flows from financing activities were ($106,900) and $0 respectively. These changes were due primarily to the cancellation of a consulting agreement, as previously reported on Form 8-K filed on June 21, 2002, and the issuance of additional shares of common stock and loans to the company.

Outlook

We intend to continue to devote ongoing efforts to increase our professional staff so as to enable us to increase the number of additional nursing homes and assisted living facilities we service. During the next twelve to eighteen months we intend to add a new advertising program to increase the number of resale sales which carry higher sales prices and related gross profit percentages.

We are currently exploring several potential acquisitions. All of these businesses are in medically related fields which we believe can add favorably to our revenue base and overall profitability. Along with this we are aggressively seeking additional sources of new capital to allow us to expand our operations.

We intend to continue to strive to develop a sales and marketing force to assist in the addition of those senior care facilities, hospitals, day care and senior care centers who can add to our referral base of patient and customers.

By increasing revenues generated by these increases in sales and services we expect to enjoy increased sales over the same previous periods in the foreseeable future. By increasing these revenue streams, we feel confident that our gross profit margins will also increase. The anticipated acceleration of collection time of our accounts receivable will enhance our cash flows. In combination these advances and improvements in these three areas will be the driving force in order that to assist us in providing to all our shareholders a fair revenue.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. Our short-term debt bears interest at fixed rates; therefore our results of operations would not be affected by interest rate changes.

Item 4.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.     None

Item 2.      Changes in Securities.     None

Item 3.      Defaults Upon Senior Securities.     Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders.      None

Item 5.      Other Information.      None

Item 6.      Exhibits and Reports of Form 8-K.      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     January 13,  2003

/s/ John Treglia John Treglia Chief Executive Officer