Form 10-K
period 2003-02-28
NANTUCKET INDUSTRIES INC
filed 2003-06-12
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of June 12, 2003, based on the average bid and asked price of the Common Stock on the NASD OTC Bulletin Board on said date was $657,741.

As of June 13, 2002, the Registrant had outstanding 8,590,524 shares of common stock.

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

Our voluntary petition under Chapter 11 of the United States Bankruptcy Code was filed on March 3, 2000 in the U.S. Bankruptcy Court for the Southern District of New York. At the time such petition was filed until we acquired Accutone, we were a dormant Delaware corporation.

As a result of the above-described acquisition, Accutone Inc. (together with Accutone's wholly- owned subsidiary, Interstate Hearing Aid Service Inc.) is now our wholly owned subsidiary. We have had no business or assets other than those which we acquired through our acquisition of Accutone. With respect to our current business, history, and prospects, Accutone is the predecessor of Nantucket.

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

History

Until the end of October 1999, when we discontinued all business activities, we produced and distributed popular priced branded fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. We produced and sold our men's underwear products primarily under licensed labels including "Brittania" and "Arrow" and, until March 31, 1998, we also produced women's innerwear under the GUESS? label, for sale to department and specialty stores. From October 31, 1999 up to and including the period that we effectuated the reverse acquisition of Accutone we were a dormant corporation.

Subsequent to the reverse acquisition our only assets and business were those attributable to the Acctuone Group. Until the summer of 2000, a small portion of Accutone's business consisted of manufacturing operations. However, because of changes in the competitive climate of the hearing aid manufacturing industry and the comparatively small level of our operations, all manufacturing was discontinued on July 30, 2000. This marked the beginning of an ongoing change in our revised business plan, which now encompasses concentrating our marketing to nursing homes, hospitals, out-patient clinics, members of managed health care providers, such as health maintenance organizations ("HMO's"), Physician Provider Organizations (physician group practices known as "PPO's"), union health plans, medicare, and medicaid while considering the expansion of an advertising campaign aimed at individuals in the non-insured self- pay market. Since implementing our revised business plan in October 2000, we have entered into contracts with approximately 50 managed health care provider organizations, unions, local municipalities and secondary health care insurance providers and pediatric care organizations in the New York metropolitan area, including Medicare and Medicaid. We are continually in negotiations with other such organizations and we anticipate that the number of such organizations will continue to grow while we continue to understand the additional capital requirements of this anticipated growth. As an addition to our marketing plan, we have recently begun contracting with seven early intervention agencies.

In addition to marketing our services, we anticipate that when and if our capitalization improves we will expand our audiological staff and the level of our operations and the related potential profitability. Our long term goal is to expand all segments of our operations both in scope of services and in a wider geographic area.

We are also currently providing in-home fitting and dispensing services in the State of Pennsylvania where our customer base is located in a somewhat rural area, making home visits convenient for our customers. We have four Pennsylvania Registered Hearing Aid Fitters who are available to us for in-home, as well as office visits in Pennsylvania. To date because of our financial constraints, we have been unable to utilize these Hearing Aid Fitters to their fullest capacity. Through our offices and our in-home services, we offer a full range of audiological products and services for the hearing impaired.

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

We are continually endeavoring to put all of these elements into place. Therefore our primary goals during the next eighteen months include:

     * opening and establishing operations at additional fully equipped offices accessible to residents of all five boroughs of New York City (this will be undertaken in conjunction with the signing of new health care contracts with unions and other various health care organizations).
     * opening and establishing operations at sales and dispensing offices on-site at additional nursing home facilities in the New York metropolitan area.
     * increasing the number of audiologists on our staff to service these additional facilities;
     * hiring a chief financial officer, a chief operations officer and a director of marketing.

Upon receipt of the necessary capital as set forth herein, we also intend to implement an aggressive advertising and marketing campaign aimed at individuals and managed health care organizations and to establish a professional advisory board consisting of from 4 to 6 individuals with high levels of experience in hearing health care, gerontology, and hearing aid product development and promotion.

We estimate that in order to achieve these goals, we will require financing from sources other than cash flow, within the next eighteen months, in an amount ranging from $1,000,000 to $1,500,000. Our present plan for financing focuses on raising funds through a private placement of our securities. To date our success in raising private placement funds and other financings have fallen short of our previous expectations. Although the capital markets have a perceived improvement, we are cautiously optimistic of our abilities to achieve these goals. Along these lines we are actively pursuing potential businesses alliances with privately held businesses in like and or compatible industries. We believe that the addition of both sales volume growth and profitability will greatly assist us in successfully raising additional capital.

Overview of the Industry

Hearing Loss

We continue to believe that hearing loss is one of the most prevalent chronic health conditions in the United States, and that its incidence is on the rise. Hearing loss occurs when there is damage to the auditory system, possibly caused by heredity, aging, noise exposure, illness, trauma, and/or some medications. Some hearing loss is temporary and/or can be corrected with medical or surgical treatment. Other types of hearing loss can be effectively managed with hearing devices. Although hearing loss traditionally has been considered an "old person's" condition, On February 8, 1999, the Better Hearing Institute reported that hearing loss is becoming increasingly common among the "Baby Boomer" 40 to 65 year old segment of the population. This is widely believed to be the result of extreme noise exposure, possibly because of a history of excessive exposure to extremely high decibel rock-and-roll concerts and the widespread use of "walkman" type radios (which produce a concentrated level of noise in extremely close proximity to the ear). The degree of hearing loss is often directly related to the amount of exposure and the intensity of loud noise. However, damaging noise does not necessarily have to result from extreme situations. Even cumulative exposure to everyday noises, such as the sounds of daily traffic, construction work, or a noisy office can contribute to hearing loss.

Hearing loss can have serious implications, leading to communication disorders, isolation, depression, cognitive dysfunction, and overall decline in quality of life. While hearing loss has historically been considered an effecting of aging, recently some government agencies, health care organizations and insurance companies have begun increasing their scope of services and coverage's to include early interventions for children up to the age of 12. While a great many people suffering from hearing loss can be helped with the use of hearing aids, a 1999 survey by the National Council on the Aging (NCOA) indicated that older adults with hearing impairments, who do not wear hearing aids, are more likely to report sadness and depression, worry and anxiety, paranoia, diminished social activity, and greater insecurity than those who wear aids. We believe that the products and technologies currently available are broad and varied and in most instances can afford to the hearing impaired individual the amplification necessary to afford them the ability to have improved hearing and enjoy a full and normal lifestyle. In addition, we believe that these people could also benefit from the use of other assisted listening devices, such as telephone or television amplifiers (see "Products", below).

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

Some of the factors which we believe will contribute to an expansion of hearing aid use and audiological services include the following:

     - A rapidly aging population (the "graying of America") accompanied by a natural, progressive deterioration in hearing acuity;
     - Wide exposure to excessive noise, pollution among younger segments of the population resulting in ever increasing damage to hearing;
     - A growing acceptance among all segments of the population of the use of hearing aids;
     -    The availability of smaller and less visible hearing aids;
     - Advances in hearing aid technology, including computerized digital products;
     -    Decreasing prices of hearing aids;
     - Increasing coverage of hearing aid products by HMO's, PPO's, unions, employer-sponsored groups, and Medicare and Medicaid to offset the costs to the end user; and
     - Substantial increase in testing of pediatric patients since the medical profession has become aware of hearing losses in infants and toddlers.

As a result of the increase in early intervention, many health care organizations, managed care organizations and health care insurance companies (including medicaid) have begun to reimburse the costs of implementing early intervention testing procedures in their reimbursement schedules.

Our Sales and Dispensing Offices

We are currently operating three hearing aid sales and audiological testing facilities. These are retail sales and dispensing offices, which are located in medical arts buildings, independent store-fronts, and, in one case, on-site at a medical outpatient center. One of our retail offices is located in Yonkers, New York, one is in Mount Vernon, New York, and one is in Forty Fort, Pennsylvania. Our Mount Vernon facility is located on-site at The Wartburg Home of The Evangelical Lutheran Church in its 16,000 square foot outpatient facility.

Our Yonkers office and our Pennsylvania office are open and functioning on a full time basis. We had expected that another office in Yonkers which was recently closed, would provide full time services on an as needed basis. However, such offices was recently closed since it failed to meet our projected profitability. Our Wartburg out-patient office is currently open two days per week and our Wartburg Nursing Home office is currently open an average of four days per month, on an as-needed basis. Our Ludlow Street Yonkers office is staffed and supervised by a full-time, licensed and certified audiologist and one full-time patient care coordinator. Our Pennsylvania office operates on a full time basis and is staffed by a state licensed hearing aid dispenser, as required by applicable Pennsylvania law and at least one clerical employee.

Our current New York sales and dispensing offices range from 600 to 1,100 square feet in size. These include our Yonkers office and our on-site Wartburg Outpatient Facility office, all of which are fully equipped with:

     * soundproof testing booths and state-of-the-art testing equipment that meets or exceeds all state standards; and
     * a full range of diagnostic and auditory-vestibular tests that assist referring physicians in the treatment of patients with hearing and balance disorders.

Our on-site nursing home offices, which do not have their own existing on site testing booths and audiological equipment, are equipped with our portable electronic audiological equipment brought in by the audiologist at each visit. This equipment meets or exceeds the requirements of all federal and state agencies as well as all third-party payers. We have found this equipment to be adequate to serve the needs of almost all patients at these facilities and continually upgrade all equipment to the latest industry standards.

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

On-Site Offices

The Wartburg Adult Care Community Outpatient Clinic and The Wartburg Nursing
Home

We have entered into lease and service agreements with The Wartburg Adult Care Community Outpatient Clinic and the Wartburg Nursing Home. These facilities are part of the Wartburg Adult Care Community which is located in a 36-acre campus in the town of Mount Vernon in Westchester County, New York. The Wartburg is a comprehensive senior health care complex which includes residential assisted living, nursing home, and critical care facilities as well as a 16,000 square foot Outpatient Health Services complex serving area residents as well as persons residing within the Wartburg facilities. Our contracts with the outpatient clinic and the nursing home provide for our:

     * Operating an on-site dispensing and testing office in the Wartburg Diagnostic and Treatment Center (outpatient center). Under the terms of the contract, our office has use, at no cost, of a common reception and waiting room and reception personnel in the Wartburg, who will schedule and coordinate patient appointments. This facility is fully equipped, including a sound- proof booth, and all required electronic testing equipment as well as all other peripheral equipment necessary for appropriate audiological testing and the fitting and dispensing of hearing aids. This office is used for the treatment of both non-resident outpatients and Wartburg assisted living facility residents. We are currently in the process of expanding the patient base to include early intervention (pediatric testing and evaluation) as well as dispensing f hearing aids when deemed appropriate and necessary.

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

Presently, the Wartburg outpatient facility handles six hundred patient visits per month. We expect that during the next six months, we will devote a total of approximately two to three days per week to patients at the Wartburg facilities. The Wartburg Diagnostic and Treatment Center had advised us that it intended to actively promote its outpatient services. Its agreements with us provide that it will include our audiological facility in its marketing efforts, at its expense. In addition, we intend to continue to expand our own marketing program as soon as the financial resources are available to us. We intend to coordinate such marketing program with the Wartburg so as to maximize promotion of our Wartburg outpatient facility, as well as our other facilities. Because of financial constraints, the Wartburg was unable to fully implement its projected marketing program. This has negatively impacted our projected growth of our audiological services and hearing aid sales. It is our belief that our coordinated marketing efforts and the physical presence of our facility on-site, will increase patient awareness of our services. In response to the expected growth in pediatric and early intervention services which are to be added to those services we already provide, the Wartburg is in the process of constructing 2 separate waiting rooms for its patients. One room is for senior and one is for pediatric patients. This construction is not being undertaken solely to accommodate our patients but also for the Wartburg's expected entrance into pediatric medical, psychiatric and physical rehabilitation services. As a result, we intend to increase our personnel and operating hours at the Wartburg Out-Patient Clinic in order to adequately service the non-resident outpatients that will be added as well as the full time residents/patients of the facility.

Existing Contracts with Nursing Home Facilities

We have presently entered into contracts with approximately forty nine nursing homes for the establishment of on-site offices and our appointment as sole provider of audiological services and products during the terms of the contracts. The following sets forth the nursing home facilities that we have entered into such contracts:


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


Shalom Nursing Home                                        Mount Vernon
ICF                                                        Mount Vernon
Dumont Masonic Home                                        New Rochelle
Bethel Nursing & Rehabilitation Center                     Croton-on-Hudson
Bethel Nursing Home, Inc.                                  Ossining
Cortlandt Manor Nursing Care Center                        Cortlandt Manor
Northern Manor Geriatric Care Center                       Nanuet
Northern Metropolitan RHCF                                 Monsey
Northern Riverview Nursing & Rehabilitation Center         Haverstraw
Wingate at Duchess                                         Fishkill
Wingate at St. Francis                                     Beacon
Wingate at Ulster                                          Highland
The Fountains at RiverVue                                  Tuckahoe
Eden Park Nursing Home                                     Poughkeepsie
Eden Park Health Care Center                               E. Greenbush (Rensselaer Co.)
Oakwood Care Center                                        Oakdale (Suffolk Co.)
Florence Nightingale Rehabilitation & Nursing Center       Manhattan
Somers Manor Nursing Home, Inc.                            Somers
Laconia Nursing Home                                       Bronx
Schervier Nursing Home                                     Bronx
New San Souci Health Care                                  Yonkers
Fieldston Lodge                                            Bronx
Throgs Neck Extended Care*                                 Bronx
Pelham Parkway Nursing Home*                               Bronx
Concourse Rehabilitation & Nursing Center                  Bronx
Waterview Hills Nursing Home                               Purdys
Northwoods Facilities (3 facilities)                       Albany
Victory Lake Nursing Home                                  Hyde Park

In the past we have aggressively pursued contracts with new nursing home facilities (especially those that have been made available to us pursuant to the needs of our association with Park Avenue Medical Associates, PC as set forth herein). However, we have currently curtailed these efforts due to capital constraints which prevent us from adding to our professional staff of audiologists and therefore adding to the number of nursing home and senior care facilities we are currently able to service.

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

Nursing homes contract with Park Avenue for the services of its medical professionals, on a pre-determined schedule or on an as-needed basis. Park Avenue presently provides staff to approximately seventy-two nursing homes. We anticipate that with additional operating capital we will be able to service a majority of these nursing homes and senior care facilities.

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

Our Services

We provide all of our patients at our retail, nursing home, and out-patient clinic sales and dispensing offices with comprehensive hearing care services consisting of the following:

     - an interview with one of our audiologists or patient care coordinators respecting the hearing problems and all factors which may contribute to or cause such problems;
     - an internal and external examination of the patient's ear performed by one of our audiologists;
     - an initial hearing screening to establish a permanent base-line hearing acuity and to determine whether the patient has a hearing problem;
     - if the initial screening indicates that there is a hearing problem, the audiologist will then perform additional testing and do a complete audiological evaluation, including:

                  *        air conduction;
                  *        bone conduction;
                  *        speech recognition thresholds;
                  *        most comfortable hearing level;
                  *        uncomfortable hearing level;
                  *        site of lesion tests, if required;
                  *        tymponometry;
                  *        acoustic reflex testing; and
                  *        acoustic reflex decay.

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

     * all patients are seen at the direction and referral of his or her ear nose and throat specialist or primary care physician;
     * we provide base-line hearing screening for all new admissions including residents and short-term rehab patients; and
     * results of all procedures are reported to the attending physician and become a part of the patient's permanent medical records.

Early Intervention Services

While hearing loss has historically been considered an effecting of aging, recently health care professionals as well as some government agencies, health care organizations and insurance companies have begun increase their scope of services and coverage's to include early interventions for infants and children up to the age of 16. The reason for the rise in early intervention is due to that fact that many organizations now believe that pediatric hearing impairment may be the cause, or part of the reason, for such disorders as Attention Deficit Disorder, Dyslexia, disciplinary problems, educational underachievement and disfunctional behavior with a family setting, especially with siblings. Unfortunately, many of these problems have been deemed to be caused by alcohol and drug abuse by the child's mother or other prenatal problems which were not previously brought to light. We currently have referral contracts with and provide audiological services to the following agencies:

                           -Paxxon Healthcare Services, LLC
                           -First Step Services, Inc.
                           -Los Ninos Community Services
                           -Speech and communications Professionals
                           -Project Rainbow
                           -Secundino Services, Inc
                           -Early Achievement Services, Inc.

As a result of our providing such services for these companies, we have of late been approached by similar organizations and we believe that we can attain substantial growth in this new source of revenues to our company if our operating capital improves.

In addition to our current contracts, we are currently in negotiations to enter into a business combination with Paxxon Healthcare Services, Inc. To date no agreement has been reached but we believe, that we will enter into a letter of intent with Paxxon within sixty days. This represents a tremendous opportunity for our company to expand since speech pathology and early intervention are only some of the services provided by Paxxon. In addition, the current referral of business from Paxxon will provide invaluable referrals for us and Paxxon. Paxxon currently provides the following services:

     1. Staffing for homecare companies with approximately fifty contracts currently in force;
     2. Early intervention contracts with New York State, Westchester, Putnam and Orange Counties;
     3.   Facility Staffing in several nursing homes and hospitals;
     4.   Management contracts with nursing homes in Brooklyn and Queens; and
     5. Physical therapy centers with a representation in a total of 21 offices in the Bronx, Southern New Jersey, Long Island and Queens.

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

Customers

To date, we have continued to expand our patient referral base by securing our appointment as the potential sole providers of hearing aids and audiological services to nursing homes, out-patient facilities, and adult group homes with whom we have contractual arrangements. We have also established relationships and have signed contacts with other types of health care organizations, such as HMO's and PPO's. Our affiliations with these types of health care organizations and facilities have grown rapidly to the extent that our current capital structure has allowed. Our customers include:

     *    word of mouth generated by our existing patient base;
     * patients who are participating members of health care organizations, who come to us as a result of contractual (or in some cases, non-contractual) arrangements with such organizations, appointing us as an approved, preferred, or sole, provider of audiological care to their members. As a provider, we are listed in the organization's provider manual as a source for audiological services and products;
     * patients who are referred to us by out-patient health care clinics and hospitals;
     * patients who are referred to us, on an out-patient basis, by nursing homes and senior care facilities at which they reside;
     * patients who are referred to us by area physicians with whom we have established relationships;
     * patients who are treated on an in-patient basis in nursing homes or senior care facilities; and
     * pediatric patients referred to us by local school districts, pediatric managed care organizations and local pediatric physicians.

Existing Contracts With Health Care Providers and Third-Party Payers

To date we have entered into contracts for the provision of audiological services with in excess of fifty health care provider organizations, as well as third-party payers such as Medicare and New York State Medicaid. We continually other organizations that we are negotiating with to enter into additional contracts. We expect these additional contracts to continue to grow as we progress. We believe that we currently have sufficient staff and facilities which are geographically accessible for all participants in organizations which we have contracted with. Some of these groups and organizations include:

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

Requirement for Renewal of Agreements with Health Insurance and Managed Care Organizations

The terms of most agreements with health insurance and managed care organizations are subject to renegotiation annually. Moreover, most of these agreements may be terminated, at any time, by either party on 90-days notice. Even if we are successful in expanding our base of contracts with such organizations and institutions, the early termination or failure to renew such agreements could adversely affect our results of operations. To date we have not been terminated and in some instances new and updated contracts have been signed.

Nursing Homes

Approximately fourteen nursing homes, assisted living facilities and adult day care centers currently provide out- patient referrals and transportation of their residents to our Ludlow Street office. We also provide limited on-site testing and evaluations within these nursing homes for residents who are disabled or infirm. These nursing homes include:

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

Existing Referral Arrangements With Out-Patient Facilities

We have established relationships with four local out-patient facilities and these referrals continue to steadily increase. We believe that patient referrals from these sources will continue to grow based upon the positive feedback we receive from these out-patient facilities.

On-Site Offices

We have established an on-site office at The Wartburg Adult Care Community Outpatient Clinic, where our location makes us the sole on-site audiological services provider to patients being treated at the clinic. We have also established an on-site office at The Wartburg Nursing Home where we are the exclusive provider of audiological services to all residents at the Nursing Home. Our audiologist visits the out-patient clinic two half-days per week and the nursing home four half-days per month. On average, our audiologist see approximately six to eight patients, per half-day, at each of these facilities. We had expected that the amount of time our audiologists would spend at the out-patient clinic would increase to at least two full days per week. The current financials constraints taking place at this facility have negatively impacted this anticipated growth.

Area Hospitals

We have established relationships with five area hospitals who have been referring patients to our Ludlow Street office. We believe that if we receive the necessary infusion of additional capital, the growth in the number of our sales offices will put our services within the geographical reach of an increased number of the patients of these and other hospitals. We therefore, expect that these relationships will have a continuing impact on the volume of our out patient referrals. The hospitals with which we have established patient referral relationships are:

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

Payments for Services

Our customer base includes self-pay patients, patients whose costs are covered by medicare or medicaid, patients whose costs are covered by private health care organizations; and patients whose costs are covered as union benefits). Treating Medicare and Medicaid patients involves payment lag issues which are currently problematic for us because of our current capital constraints. Current Medicare and Medicaid payments for audiological services and hearing aids can take as long as 120 to 180 days after approved services are provided and hearing aids are dispensed. In order to assist us with the cash flow lag we have been successful in obtaining from some of our suppliers, an extension of their normal payment term. We are hopeful that if the current domestic economic conditions improve in the near future, we will be able to put bank financing arrangements into place which will provide us with a credit line for working capital. Beginning in February 2002 we began billing Medicare directly on-line, we anticipate that this will continue to accelerate our collection time. Medicaid does not currently have an on-line billing system for audiological services or the billing for hearing aids dispersed, and we therefore continue to encounter the long payment lag from time of service to actual payments.

Sales and Marketing

Recognizing the vast untapped market of hearing impaired individuals we intend to continue to expand our marketing efforts to include, not only the self-pay patients who had previously been our principal customer base, to include:

               -    physicians in private or group practices;
               -    providers of group health care;
               -    unions;
               -    nursing homes;
               -    senior care facilities;
               -    out-patient health care clinics;
               -    hospitals;
               -    speech pathology groups;
               -    nursing home managed
               -    health care organizations; and
               - third party payers, including Medicare and New York State Medicaid.

Marketing to these organizations and entities have consisted solely of personal contacts by our president, John H. Treglia, with all of the types of entities and organizations listed above. We have also utilized print media advertising on a limited basis to the self-pay patient market as well as to inform medicare and medicaid patients of our locations.

Proposed and Existing Advertising and Marketing Program

We intend to continue to try to bring our company and our services and products to the attention of managed care providers, which can promote our products and services to the hearing impaired, and to their participating members. In connection with this, we began a proposed but some what are limited a joint advertising campaign with the Wartburg Out-Patient Clinic that we intend to increase over the next twelve months if and when capital is available. We also intend to increase our marketing efforts to the self-pay, (uninsured patient) market. Our marketing plan contemplates implementing an aggressive advertising and marketing program focused on both of these markets, highlighting the quality of our services and products, as well as competitive pricing. In addition, to address the substantial growth in the number of assisted living facilities and nursing homes, we intend, when financial resources are available, to retain a director of senior care and nursing home marketing to promote and develop relationships with such establishments. At present, marketing to health care organizations is done by our CEO, Mr. Treglia and by patient care coordinator through personal contacts. Our marketing and advertising efforts in the last year have been hindered by our financial constraints.

It is our goal to establish ourselves as a provider of highly professional services, quality products, and comprehensive post-sale consumer education. Our marketing campaign, although currently limited, will emphasize company-operated, free seminars on hearing and hearing loss as well as direct consumer advertising in local radio, newspaper, and, eventually, television media.

United Hearing Solutions, Inc.

In April of 2002 we entered into a binding letter of intent with United Hearing Systems,

Inc. to purchase all of their assets. Our management devoted a substantial amount of time and resources into this potential acquisition during the 2002 year. However, after an exhaustive due diligence of United Hearing Systems, our management determined that the purchase of these assets would not have a positive impact on our potential profitability. This determination was based for the most part on the amount of new operating capital this would require had the funding been available. Has the acquisition been consummated it would have added several million dollars to our revenues, valuable assets including a state of the art manufacturing facility, a customer list generated over twenty five years of business and substantial bottom line profitability to us. Therefore, the purchase of these assets was never finalized. The amount of time that our management spent in negotiating and conducting the proper due diligence on this company impacted their ability to expand our business. Notwithstanding same, we still have ongoing discussions with this company in an attempt to negotiate a transaction that we believe is more favorable to us and it and when we raise the appropriate additional capital.

Business Strategy

Our business plan recognizes that increasing the number of our sales offices will make our services conveniently accessible to a greater number of participating members of health care organizations and other entities with which we have relationships or may establish relationships. Our plan is therefore to couple such an increase in offices with an expansion of our patient referral base. We expect this two-pronged approach to enable us to substantially increase the volume and profitability of our business. We believe that our success will be largely dependent upon our ability to raise capital and then use such funds to :

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

Proposed Financing Plans

In order for us to implement our business plan, we will require financing in a minimum amount of $500,000 during the next twelve months. We intend to use our best efforts to generate between $500,000 and $1,000,000 in equity or convertible debt financing from a private placement of our securities within six to eighteen months. To date we have received limited financing which we believe is in part attributable because of the current years market conditions. At this time, we are unable to state what the terms of the anticipated private placement will be or the amount of shareholder dilution which will result from the intended financing.

If we are unable to raise these funds through a private placement, we will endeavor to raise the required financing from other sources such as lease financing for major equipment purchases and loans from banks or institutional lenders. We cannot be certain that we will be able to raise the required financing from any of the foregoing sources.

If we fail to do so, our growth will continue to be curtailed and we will and concentrate on increasing the volume and profitability of our existing outlets, using any surplus cash flow from operations to expand our business as quickly as such resources will support.

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

Dependence on Qualified and Licensed Audiological Personnel

We employ New York State licensed, ASHA certified audiologists in our New York offices. In our Pennsylvania office and in-home services, Registered Hearing Aid Fitters provide primary services, with licensed audiologists available on a consulting basis. In our New York area operations, we currently have two full-time, and one part-time, New York State audiologist. In our Pennsylvania operation, we have four available Registered Hearing Aid Fitters in Pennsylvania, who are employed by us, on a part-time basis, as independent contractors, and two Pennsylvania licensed audiologists available on a consulting basis for special needs.

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

Product and Professional Liability

In the ordinary course of our business, we may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services which we have provided. We maintain insurance at a level which we believe to be adequate. Each of our licensed audiologists is also required by state law to carry appropriate malpractice liability insurance. All of our audiologists have furnished us, as well as all nursing homes, assisted living, adult day care, senior care, HMO's, PPO's and other managed care organizations with whom we have contractual or other relationships with copies of their insurance coverage certificates. As a part of this process we also keep records of all license and insurance anniversary and/or effective dates to attempt to insure compliance. We believe that they are all in compliance with applicable federal and state requirements. Also included as a part of compliance with the credentialing requirements, copies of all educational degrees, certificates and licensing are appropriately maintained. While we believe that it would be highly unlikely that a successful claim would be in excess of the limits of our insurance policies, if such an event should occur, it could conceivably adversely affect our business. Moreover, because we distribute products manufactured by others, we believe we will have recourse against the manufacturer in the event of a product liability claim. It should be noted however that we could be unsuccessful in a recourse claim against a manufacturer or, that even if we were successful, such manufacturer might not have adequate insurance or other resources to make good on our claim.

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

Because there are no federal, state or local regulatory or oversight agencies in the hearing care industry, it is not possible to determine the precise number of competitors in every market which we are operating in or which we intend to enter. Our present plan is to continue to focus our efforts primarily on urban, high density population areas, since we believe these areas will best implement our current business plan and potential growth with a minimal amount of impact on our current capital structure.

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

Employees

As of June 1, 2003, in our New York area operations, we had a total of four full-time, and two part-time employees. Full time employees include, our president and CEO, John H. Treglia, two New York State licensed audiologists, and one receptionist - patient care coordinator. We also had a full time administrative assistant to Mr. Treglia who was previously in charge of the Administrative and Billing Department for a large New York Private for Profit Hospital. However, we had to terminate her services due to financial restraints. In our Pennsylvania operations, we employ two full-time employees. Our part-time employees consist of three Pennsylvania Registered Hearing Aid Fitters, who work for us, on an as needed basis (part- time), and two Pennsylvania licensed audiologists who consult with us on an as needed basis.

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

Ludlow Street Sales and hearing Aid Dispensing Office

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended February 28, 2003, we did not submit any matters to a vote of our shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
SECURITY HOLDER MATTERS

Our common stock, $. 10 par value, was traded on the American Stock Exchange under the symbol "NAN" until April 17, 1998. Because we had fallen below American Stock Exchange guidelines for continued listing, effective April 17, 1998, our common stock was delisted. It is currently traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The stock was quoted on the OTC Bulletin Board under the symbol NANK until March 3, 2000, when we filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. After that date, our OTC Bulletin Board Symbol was changed to, NANKQ. On January 25, 2002, when the "Reverse Acquisition" was made on a stock-for-stock-basis pursuant to the terms of our Chapter 11 reorganization, the symbol was changed to NTKI. The following table sets forth representative high and low bid prices by calendar quarters during the period from March 3, 2000 through February 28, 2003 and the subsequent periods. The level of trading in our common stock has been sporadic and limited and the bid prices reported may not be indicative of the value of our common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, markdown, or other fees or commissions, and may not necessarily represent actual transactions.



                                                              Bid Prices
Period                                                        Common Stock

                                                              Low               High
Fiscal Year Ended February 27, 2000
May 31, 1999                                                   $0.03             $0.08
August 31, 1999                                                 0.02              0.625
November 30, 1999                                               0.02              0.625
February 28, 2000                                               0.01              0.11

Fiscal Year Ended February 28, 2001

May 31, 2000                                                   $0.20             $0.50
August 31, 2000                                                 0.20              0.25
November 30, 2000                                               0.10              0.35
February 28 2001                                                0.01              0.15

Fiscal Year Ended February 28, 2002

May 31, 2001                                                   $0.01             $0.05
August 31, 2001                                                 0.01              0.07
November 30, 2001                                               0.01              0.50
February 28, 2002                                               0.15              0.80

Fiscal Year Ended February 28, 2003

May 31, 2002                                                   $0.75             $1.75
August 31, 2002                                                 0.40              0.95
November 30, 2002                                               0.08              0.65
February 28, 2003                                               0.10              0.23


We have never paid any cash dividends on our common stock, and have no present intention of doing so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information for the five fiscal years ended February 28, 2003.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this report.


                              For Fiscal Year Ended
                              ---------------------
                    (In thousands, except per share amounts)





                                   Feb. 28       Feb. 28       Feb. 28       Feb. 28       Feb. 28
                                      2003          2002          2001          2000          1999

Summary Statements of Operations
--------------------------------
Net sales                         $    406      $     38      $     --      $  5,344      $ 11,518
Gross profit                            83             9            --         1,625         2,410
Net (loss) gain sale of asset           --            --            --          (539)          (15)
Net gain sale of asset                  --            --            --            --           712
Net income (loss)                     (169)        1,370            --         1,409           937
Net earnings (loss)
per share-basic
and diluted                           (.02)         (.38)           --          (.40)          .26
Average shares
outstanding                          8,440         3,620            --         3,239         3,239

Summary Balance Sheet Data

Total assets                           828           254            22            22         3,476
Working capital                         40           147        (1,680)       (1,680)         (956)

Long-term debt (exclusive
of current maturities)                  --            --            --            --            64
Convertible subordinated
debt                                    --            --           827           827         2,053
Stockholders' equity                   642           931        (1,680)       (1,680)         (306)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected our financial position and operations during the fiscal years ended February 28, 2003 and February 28, 2002. This discussion also includes events which occurred subsequent to the end of the fiscal year ended February 28, 2003, and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company's business, including the discussion at the end of this Management's Discussion and Analysis. This discussion should be read in conjunction with the Company's Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

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

Until the summer of 2000, a small portion of our business consisted of manufacturing operations. However, because of changes in the competitive climate of the hearing aid manufacturing industry and the comparatively small level of our operations we discontinued all manufacturing on July 30, 2000. This marked the beginning of a significant change in our then effective business plan, which now encompasses concentrating our marketing to nursing homes, hospitals, out-patient clinics, members of managed health care providers, such as health maintenance organizations ("HMO's"), Physician Provider Organizations (physician group practices known as "PPO's"), union health plans, medicare, and medicaid while expanding an advertising campaign aimed at individuals in the non-insured self-pay market. Since implementing the new business plan, we have entered into contracts with approximately 49 managed health care provider organizations, unions, local municipalities and secondary health care insurance providers and pediatric care organizations in the New York metropolitan area, including Medicare and Medicaid. We are continually in negotiations with other such organizations.

In addition to marketing our services, our current efforts and resources are being devoted to expanding our audiological staff and the level of operations and profitability at our existing offices as well as operations at new retail sales and dispensing offices in the New York Metropolitan area. Our long term goal is to expand our operations into a wider geographic area. To date such expansion has been curtailed by our failure to obtain significant financing.

We also provide in-home fitting and dispensing services in the State of Pennsylvania where our customer base is located in a somewhat rural area, making home visits convenient for our customers. We have four Pennsylvania Registered Hearing Aid Fitters who are available to us for in-home, as well as office visits in Pennsylvania. Through our offices and our in-home services, we offer a full range of audiological products and services for the hearing impaired. We have been unable to provide these services to our expectation level based on our need for capital infusion.

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

We have been endeavoring to put all of these elements into place but have been unable to do so due to budgetary constraints. Therefore our primary goals during the next eighteen months, if we receive adequate financing, will include:

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

We intended to implement an aggressive advertising and marketing campaign aimed at individuals and managed health care organizations. In spite of the financial constraints set forth herein we are currently attempting with Bard Markowitz, the President of Park avenue Medical, to establish a professional advisory board consisting of from 4 to 6 individuals with high levels of experience and expertise in hearing health care, gerontology, and hearing aid product development and promotion.

We estimate that in order to achieve these goals, we will require financing from sources other than cash flow, within the next eighteen months, in an amount ranging from $500,000 to $1,000,000. Although we have been unsuccessful in raising such funds, our management believes that the current financial market upturn will assist us in potentially raising capital.

United Hearing Systems, Inc.

In April of 2002 we entered into a binding letter of intent with United Hearing Systems, Inc. to purchase all of their assets. Our management devoted a substantial amount of time and resources into this potential acquisition during the 2002 year. However, after an exhaustive due diligence of United Hearing Systems, our management determined that the purchase of these assets would not have a positive impact on our potential profitability. This determination was based for the most part on the amount of new operating capital this would require had the funding been available. Had the acquisition been consummated it would have added several million dollars to our revenues, valuable assets including a state of the art manufacturing facility, a customer list generated over twenty five years of business and substantial bottom line profitability to us. Therefore, the purchase of these assets was never finalized. The amount of time that our management spent in negotiating and conducting the proper due diligence on this company impacted their ability to expand our business. Notwithstanding same, we still have ongoing discussions with this company in an attempt to negotiate a transaction that we believe is more favorable to us and if and when we raise the appropriate additional capital.

Paxxon Healthcare Services, Inc.

In addition to our current contracts, we are currently in negotiations to enter into a business combination with Paxxon Healthcare Services, Inc. To date no agreement has been reached but we believe, that we will enter into a letter of intent with Paxxon within sixty days. This represents a tremendous opportunity for our company to expand since speech pathology and early intervention are only some of the services provided by Paxxon. In addition, the current referral of business from Paxxon will provide invaluable referrals for us and Paxxon. Paxxon currently provides the following services:

     1. Staffing for homecare companies with approximately fifty contracts currently in force;
     2. Early intervention contracts with New York State, Westchester, Putnam and Orange Counties;
     3.   Facility Staffing in several nursing homes and hospitals;
     4.   Management contracts with nursing homes in Brooklyn and Queens; and
     5. Physical therapy centers with a representation in a total of 21 offices in the Bronx, Southern New Jersey, Long Island and Queens.

Results of Operations

Sales

Sales for the year ended February 28, 2003 were $406,134 compared to $38,443 for the year ended February 27, 2002. This was due to the fact that we had a full year of operations as opposed to the shorter period in the prior year. Total net sales for the fiscal year ended February 27,2000 were $5,344,223, which represented a decrease of approximately 53.6% from fiscal year 1999 when total net sales were approximately $11.5 million. In turn, fiscal 1999 net sales had represented a decrease of 47% from fiscal 1998, when net sales totaled $21.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $194,887 in 2003 as compared to $257,276 in fiscal 2002 compared to -0- in fiscal 2001. This was due our effective costs control policies. Selling, general and administrative expenses in fiscal 2000 of $2,161,376 were approximately 41% of sales. For fiscal 1999 and 1998, these expenses were $2.9 million and $2 million respectively, and as a percentage of sales, 25% for fiscal year 1999, and 33% for fiscal year 1998. General and administrative expenses for fiscal year 1998 included $691,000 in non-recurring charges incurred as part of the company's restructuring efforts. While these efforts were somewhat successful in reducing expenses as a percentage of sales, the loss of the Brittania product line ultimately resulted in us becoming insolvent.

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems which negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent. The reorganized Nantucket utilizing the increasing sales and projected potential profitability of Accutone and its subsidiary Interstate Hearing Aid should generate working capital to finance its current operations, but not enough to expand its scope of business activities.

We estimate that in order for us to achieve our goals to open equipment and staff additional offices, add another 40 nursing homes to those we currently service, increasing our volume of sales and profitability we will require to make capital investments and expenditures in the amount of $500,000 to $1,000,000. All of these funds will have to be obtained from sources other than cash flow. As noted above, under "Proposed Financing Plans", it is our intention to make a private placement of our equity or convertible debt securities in an amount of at least $500,000. We do not have any established bank credit lines or relationships in place at this time. However, we are optimistic that if we are able to raise a minimum of $500,000 through the sales of our securities, we will be able to establish credit lines that will further enhance our ability to finance the expansion of our business. There can be no assurance that we will be able to obtain outside financing on a debt or equity basis on favorable terms, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to us may not be sufficient to cover the costs of our operations, capital expenditures and anticipated growth during the next twelve months. However, we believe that, even if we are unable to raise the required outside financing we can curtail our growth to such a degree so as to maintain increased operations.

Although the capital markets have a perceived improvement, we are cautiously optimistic of our abilities to achieve these goals. Along these lines we are actively pursuing potential businesses alliances with privately held businesses in like and or compatible industries. We believe that the addition of both sales volume growth and profitability will greatly assist us in successfully raising additional capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries




                                                    Audited Financial Statements
                                                  Years Ended February 28, 2003,
                                                           February 28, 2002 and
                                                               February 28, 2001

                                                      Nantucket Industries, Inc.


                                                                        Contents

================================================================================

Independent auditors' report                                                   2


Financial statements:

Consolidated balance sheets                                                    3

   Consolidated statements of operations                                       4

   Consolidated statement of stockholders' equity (deficit)                    5

   Consolidated statements of cash flows                                       6

   Notes to consolidated financial statements                               7-20

CUNZIO AND COMPANY INC.

Independent Auditors' Report



To the Board of Directors
Nantucket Industries, Inc. and Subsidiaries
Yonkers, New York

We have audited the accompanying consolidated balance sheets of Nantucket Industries, Inc. and Subsidiaries for the years ended February 28, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for February 28, 2001 were audited by other auditors, therefore we do not render an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Industries, Inc. and Subsidiaries as of February 28, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/  Cunzio and Company Inc.

June 10, 2003




       11 VALHALLA PLACE . NORTH WHITE PLAINS, NY 10603 . P(914) 643-3726


                                                                                Nantucket Industries, Inc.
                                                                                        and Subsidiaries


                                                                                Consolidated Balance Sheets
=================================================================================================================================

February 28,                                                                            2003              2002              2001
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Assets
   Cash and cash equivalents                                                          $  550           $ 6,266           $ 1,452
   Accounts receivable (Note 2)                                                      132,324           120,214                 -
   Inventories (Notes 2)                                                               5,365             5,125                 -
   Prepaid expenses (Note 10)                                                          8,067           120,000                 -
   Stock subscription receivable                                                      25,000                 -                 -
   Other current assets                                                                5,000             2,225            20,331
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total current assets                                                   176,306           253,830            21,783
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Property, plant and equipment, net (Notes 2 and 5)                                    66,340            81,458                 -
Other assets, net
   Covenant not to compete (Notes 2 and 4)                                           300,000           300,000                 -
   Customer list (Notes 2 and 4)                                                     285,706           311,984                 -
   Prepaid expenses (Note 10)                                                              -           110,000                 -
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                    $828,352        $1,057,272          $ 21,783
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Liabilities and Stockholders' Equity (Deficit)
   Current portion of capital lease obligations                                         $  -             $   -          $ 93,070
   Convertible subordinated debt                                                           -                 -           826,845
   Accounts payable                                                                   77,766           102,635           244,764
   Loans payable (Note 6)                                                             55,000                 -                 -
   Accrued expenses and other liabilities                                                  -                 -           536,677
   Pre-petition taxes (Note 1)                                                         3,964             3,964                 -
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total current liabilities                                              136,730           106,599         1,701,356
Line of credit (Note 6)                                                               30,000                 -                 -
Pre-petition taxes, net of current portion (Note 1)                                   19,821            19,821                 -
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total liabilities                                                      186,551           126,420         1,701,356
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Stockholders' equity (deficit) (Notes 1,9 and 10)
   Preferred stock, $.10 par value; 500,000 shares authorized, of which                    -                 -               500
      5,000 shares have been designated as non-voting convertible with liquidating preference of $200 per share and are issued and outstanding
   Common stock, $.10 par value; authorized 20,000,000                               859,052           903,600           324,185
      shares;            issued 8,590,524
   Additional paid-in capital                                                     13,079,309        13,180,261        12,539,503
   Common stock subscribed                                                            25,000                 -                 -
   Accumulated equity (deficit                                                  (13,321,560)      (13,153,009)      (14,523,824)
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                     641,801           930,852       (1,659,636)
   Less 3,052 shares of common stock held in treasury, at cost                             -                 -            19,937
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total stockholders' equity (deficit)                                   641,801           930,852       (1,679,573)
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                    $828,352       $ 1,057,272         $  21,783
------------------------------------------------------------------------- ------------------- ----------------- -----------------


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

                                                                                                                               3


                                                                                Nantucket Industries, Inc.
                                                                                        and Subsidiaries

                                                                                Consolidated Statements of Operations

  =================================================================================================================================
  Years ended February 28,                                               2003                     2002                 2001
  ---------------------------------------------------------------------------------------------------------------------------------

  Net sales                                                              $  406,134            $ 38,443                  $  -
  Cost of sales                                                             324,569              29,731                     -
  ---------------------------------------------------------------------------------------------------------------------------------
                Gross profit                                                 81,565               8,712                     -
  Selling, general and administrative expenses                              194,887             257,276                     -
  ---------------------------------------------------------------------------------------------------------------------------------
                (Loss) from operations                                     (113,322)           (248,564)                    -
  Other expense:
     Interest expense                                                          9,437                 21                     -
     Depreciation and amortization                                            45,792              1,762                     -
  ---------------------------------------------------------------------------------------------------------------------------------
                Total other expense                                           55,229              1,783                     -
  ---------------------------------------------------------------------------------------------------------------------------------
                Earnings (loss) before income taxes and                     (168,551)          (250,347)                    -
                     extraordinary item
  Income taxes (Note 8)                                                          -                    -                     -
  ---------------------------------------------------------------------------------------------------------------------------------
  Loss before extraordinary item                                            (168,551)          (250,347)                    -

  Extraordinary item-gain on debt discharge                                      -            1,621,162                     -
  ---------------------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                                         (168,551)         1,370,815                     -
  Net earnings (loss) per share - basic and diluted                      $      (.02)             $ .38                     -
  ---------------------------------------------------------------------------------------------------------------------------------
  Weighted average common shares outstanding                               8,440,251          3,620,168             3,238,796
  =================================================================================================================================

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




                                                                                Nantucket Industries, Inc.
                                                                                        and Subsidiaries


                                                   Consolidated Statement of Stockholders' Equity (Deficit)

================================================================================================================================

                                           Preferred stock              Common stock
                                            designated as
                                        non-voting convertible
                                       ------------------------- ----------------------------
                                                                                                                  Additional
                                                Shares             Amount          Shares          Amount       paid-in capital
-------------------------------------- ------------- ----------- -------------- ------------- ----------------  ----------------
Balance at March 1,2000                           5,000               500         3,241,848      $    324,195      $ 12,539,503
Net (loss)
Amortization of deferred costs
                                           ------------      ------------      ------------      ------------      ------------
Balance at February 28, 2001                      5,000               500         3,241,848           324,185        12,539,503
Cancellation of stock                            (5,000)             (500)       (3,241,848)         (324,185)          299,748
Plan of reorganization                                                              720,443            72,044           (32,418)
Reverse merger-Accutone                                                           5,285,160           528,516          (301,032)
Consultant agreement                                                              1,200,000           120,000           120,000
Executive compensation                                                              630,397            63,040            74,460
Acquisition of audiology practice                                                 1,200,000           120,000           480,000
Net earnings
                                           ------------      ------------      ------------      ------------      ------------
Balance at February 28, 2002                                                      9,036,000           903,600        13,180,261
Cancellation of consultant                                                       (1,200,000)         (120,000)         (120,000)
Private placement sales                                                             337,857            33,785            35,715
Executive compensation                                                              416,667            41,667           (16,667)
Net (loss)
--------------------------------------     ------------      ------------      ------------      ------------      ------------
Balance at February 28, 2003                                                      8,590,524      $    859,052      $ 13,079,309
======================================     ============      ============      ============      ============      ============


                                                                                Nantucket Industries, Inc.
                                                                                        and Subsidiaries


                                                   Consolidated Statement of Stockholders' Equity (Deficit)
                                                                                             (Continuation)

================================================================================================================================
                                                                                        Treasury stock
                                                                                    ----------------------
                                              Deferred
                                              issuance        Accumulated
                                               costs            deficit            Shares             Amount        Total
                                            ------------  -----------------      ----------        -----------  ---------------

Balance at March 1,2000                    $    (61,069)    $ (14,462,755)            3,052          (19,937)     $ (1,679,573)
Net (loss)
Amortization of deferred costs                   61,069           (61,069)
                                           ------------      ------------      ------------     ------------      ------------
Balance at February 28, 2001                         --       (14,523,824)            3,052          (19,937)       (1,644,217)
Cancellation of stock                                                                (3,052)          19,937                --
Plan of reorganization
Reverse merger-Accutone
Consultant agreement
Executive compensation
Acquisition of audiology practice
Net earnings                                                    1,370,815
                                           ------------      ------------      ------------     ------------      ------------
Balance at February 28, 2002                         --       (13,153,009)                                             930,852
Cancellation of consultant
Private placement sales
Executive compensation
Net (loss)                                                    (168,551)
--------------------------------------     ------------      ------------      ------------     ------------      ------------
Balance at February 28, 2003               $         --   $(13,321,560)                                           $   (616,801)
======================================     ============   ===============      ============     ============      ============


                                                                                 See accompanying notes to financial statements.

                                                                                                                               5



                                                                                Nantucket Industries, Inc.
                                                                                          and Subsidiaries


                                                                     Consolidated Statements of Cash Flows
================================================================================================================================

  Years ended February 28,                                                        2003                2002            2001
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net earnings (loss)                                                      $(168,551)         $1,370,815           $-
     Adjustments to reconcile net earnings (loss) to
        net cash provided (used) by operating activities:
          Depreciation and amortization                                          45,792               1,762            -
          Decrease (increase) in assets:
             Accounts receivable                                                (12,110)           (120,214)           -
             Inventories                                                          ( 240)             (5,125)           -
             Prepaid expenses                                                   111,933            (120,000)           -
             Other current assets                                                (2,775)             18,106            -
          (Decrease) increase in liabilities:
             Accounts payable                                                   (24,869)           (142,129)           -
             Accrued expenses and other liabilities                                -             (1,432,807)           -
  -----------------------------------------------------------------------------------------------------------------------------
                Net cash provided(used) by operating activities                 (50,820)           (429,592)           -
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                                  (4,396)            (83,220)           -
     (Increase) decrease in other assets                                        110,000            (721,984)           -
  -----------------------------------------------------------------------------------------------------------------------------
                Net cash provided(used) by investing activities                 105,604            (805,204)           -
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Issue of stock for reorganization, acquisitions and operations, net       (145,500)          1,239,610            -
     Proceeds from loans and line of credit                                      85,000                -               -
  -----------------------------------------------------------------------------------------------------------------------------
                Net cash (used) provided by financing activities                (60,500)          1,239,610            -
  -----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                           (5,716)              4,814            -
  Cash and cash equivalents, beginning of year                                    6,266               1,452          1,452
  -----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of year                                          $ 550            $ 6,,266         $1,452
  =============================================================================================================================
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for:
        Interest                                                                $9,437                $21             $-
        Income taxes                                                              $-                  $-              $-


                                                                                 See accompanying notes to financial statements.

                                                                                                                               6

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

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

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

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

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

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

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

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

                    The extraordinary gain recorded by the Company was determined as follows:



                    Liabilities subject to compromise at the effective date                      $1,731,321

                    Less:

                    Assumption of pre-petition liabilities                                           23,175

                    Liabilities in excess of recorded amounts                                        30,575

                    Assets offset against pre-petition liabilities                                   21,783

                    Value of common stock issued                                                     34,626
                    ---------------------------------------------------------------------------------------
                    Extraordinary Gain on Debt Discharge                                         $1,621,162
                    =======================================================================================


2. Summary of Significant Accounting Policies

                    a. The Company

                    Nantucket Industries, Inc. and its wholly owned subsidiaries (the "Company") were inactive from October 1999 until January 26, 2002. At that date a reverse merger with Accutone Inc. and Subsidiary occurred. (See note 1) Accutone Inc. is engaged in the business of selling and distributing hearing aids and providing the related audio logical services.

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================


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

                    c. Accounts Receivable

                    An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts. No allowance was considered necessary since to date there has been no bad debt expense.

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

                    f. Intangible Assets

                    Intangible assets include customer lists, which are stated at cost. Amortization is computed for financial statement and tax purposes using the straight-line method over 15 years.

                    g. Income Taxes

                    The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Deferred income taxes arise as a result of differences between financial statement and income tax reporting

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

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

                    k. Fiscal Year The Company's fiscal year ends February 28.

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

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

                    n. Impairment of Long-Lived Assets

                    The Company applies Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts carrying amount of the respective assets if the expected future undiscounted cash flows are less than their book values. No impairment loss was required in fiscal year 2003.

                    o. Fair Value of Financial Instruments

                    Based on borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the company's long-term debt approximate the carrying value. The carrying value of all other financial instruments potentially subject to valuation risk, principally cash, accounts receivable and accounts payable, also approximate fair value.

                    p. Goodwill and Other Intangible Assets

                    The Company applies Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Accordingly, the Company ceased amortization of certain intangible assets i.e. the covenant not to compete, effective at the beginning of its February 28, 2003 fiscal year. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. A impairment loss would be recorded for any intangible that is determined to be impaired. No impairment loss was required in fiscal year 2003.

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

                    q. Advertising Costs

                    Costs for newspaper and other media advertising are expensed as incurred and were $18,147, $1,686 and $0 in 2003, 2002 and 2001, respectively.

                    r. Sales return policy

                    The Company provides to all patients purchasing hearing aids a specific return period, a minimum of 45 days, if the patient is dissatisfied with the product. The Company does not provide an allowance in accrued expenses for returns since actual returns for this fiscal year were less than 2%. The return period can be extended an additional 15 days at the discretion of the dispensing audiologist. All the manufacturers that supply the Company accept all returns back for full credit within these return periods.

3. Concentration of Risk

                    Currently approximately 70% of the reorganized Company's business is based on contracts with The New York State Medical Assistance Program (Medicaid) and Empire Medicare Service (Medicare).

4. Acquisition of
   Audiology Practice

                    On February 28, 2002 the Company executed a contract with Park Avenue Medical Practice Associates, P.C. and Park Avenue Health Care Management, Inc. The Park Avenue Group directly employs medical professional personnel, including physicians in both general and specialty practices and other health care professionals such as podiatrists, audiologists, psychologists and psychotherapists.

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

                    The Company issued 1,200,000 shares of restricted common stock to acquire the audiology practice of Park Avenue Medical Associates P.C. Under the agreement the Company gains access to approximately 70 nursing homes to provide complete audiology services. As of February 28, 2003 the Company has entered into contracts with approximately 38 of

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

                    these nursing homes. In addition, Park Avenue will continue to provide additional access to any new nursing homes they have contact with.

5.Property, Plant and
  Equipment

                    Property, plant and equipment are summarized as follows:



                                                       February 28,      February 28,  February 28,
                                                          2003               2002          2001
                    -------------------------------------------------------------------------------
                    Leasehold improvements                    $ 25,000       $25,000      $ -
                    Machinery and equipment                    104,266        99,870        -
                    Furniture and fixtures                       6,200         6,200        -
                    -------------------------------------------------------------------------------
                                                               135,466       131,070        -
                    Less accumulated depreciation               69,126        49,612        -
                    -------------------------------------------------------------------------------
                                                              $ 66,340       $81,458      $ -
                    ===============================================================================


6. Line of Credit and Loans
   Payable
                    The Company borrowed $55,000 from several individuals. These loans are unsecured Loans Payable with interest at 12% per annum. Payments of interest only are made quarterly. These loans mature in October 2003.

                    The Company has a revolving line of credit with Park Avenue for up to $30,000. The interest rate on any amount of the line utilized is at prime plus 2%. The agreement expires and on August 1, 2004 with a provisions for a renewal of this agreement. The line of credit is secured by accounts receivable up to $30,000.

7. Net Earnings (Loss) Per
   Common Share
                    The following table sets forth the computation of basic and diluted income (loss) per Common Share share:



                                                                February 28,     February 28,   February 28,
                                                                       2003             2002           2001
                    --------------------------------------------------------------------------------------

                    Net earnings  (loss)  attributable  to       $(168,551)     $1,370,815         $    -
                      common stockholders
                    Accrued dividends on preference shares                -              -              -
                    --------------------------------------------------------------------------------------
                    Denominator  for basic and diluted net
                      earnings  (loss) per common  share
                      -  weighted    average    shares
                      outstanding                                 8,440,251      3,620,168      3,238,796
                    --------------------------------------------------------------------------------------
                    Basic and diluted net earnings  (loss)        $   (.02)        $   .38         $    -
                      per share
                    ======================================================================================

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

8.Income Taxes Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates. Significant components of the Company's deferred taxes at February 28, 2003, February 27, 2002 and February 27, 2001 are as follows:



                                                             February 28,  February 28,  February 28,
                                                                     2003         2002          2001
                    ----------------------------------------------------------------------------------
                    Deferred tax assets

                    Net operating loss carryforward                $910,000     $96,950    $7,215,000

                    Deferred tax liabilities

                       Difference between the book and tax
                           basis of property, plant and
                           equipment                                      -           -       331,000
                    ----------------------------------------------------------------------------------
                       Net deferred tax asset                       910,000      96,950     6,884,000
                       Valuation allowance                          910,000      96,950     6,884,000
                    ----------------------------------------------------------------------------------
                       Net deferred taxes                             $   -       $   -          $  -
                    ==================================================================================

                    The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets, which it cannot presently utilize.

                    For tax purposes at February 28, 2003, the Company's net operating loss carryforward was $2,600,000, which, if unused, will expire from 2017 to 2021. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under each regulation, exceeds 50%.

                    There was no income tax provision (benefit) for the fiscal years 2003, 2002 and 2001.

                    The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

                                                        February 28,     February 28,    February 28,
                                                               2003             2002            2001
                    --------------------------------------------------------------------------------
                    Computed   "expected"   provision
                    for:

                    Federal income taxes                     (35.0)%          (35.0)%             0%

                    Valuation allowance                       35.0             35.0               0
                    --------------------------------------------------------------------------------
                    Actual provision for income
                    taxes                                        - %              - %             0%
                    --------------------------------------------------------------------------------


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

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

                    In connection with the Company's refinancing on March 22, 1994, the Company entered into a $2,000,000 term loan agreement with a financial institution. Pursuant to the agreement, the Company issued to the bank 10,000 treasury common shares related to mandatory prepayments, which were not made. The treasury stock was retired in conjunction with the plan of reorganization.

                    b. Grant of Warrants

                    Warrants have been granted to NAN Investors LP to purchase 16,500,000 shares of the Company's Common Stock for $.10 per share, with a five-year term effective May 21, 1998. All warrants were canceled in conjunction with the plan of reorganization.

                    c. Private Placements

                    At various dates during the current fiscal year the Company closed on private placements for 337,857 shares of common stock for an aggregate sales price of $69,500. The offers and sales were made only to "accredited investors" as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities act of 1933 to issue the securities without registration. d. Stock plans The Company currently has no stock plans in effect.

10.Commitments,
   Contingencies and
   Related Party
   Transactions

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

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

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

                    All agreement with the principal stockholder was canceled in conjunction with the plan of reorganization.

                    b. Executive compensation

                    In accordance with employment agreement between the Company and John H. Treglia The Company's President dated, April 3, 2000, Mr. Treglia was entitled to cash compensation of $150,000 per year, all such cash compensation was waived by Mr. Treglia. In accordance with Paragraph 6 of this employment agreement, Mr. Treglia may receive common stock of the Company valued at the average market price on a monthly basis. In accordance with the agreement on November 15, 2002, Mr. Treglia was issued 416,667 shares of restricted common stock of the Company. Compensation for the period March 1, 2002 and ending on February 28, 2003 such shares equating to approximately $25,000 in salary.

                    c. Consulting agreement

                    The Company terminated its consulting agreement with Westminster Holdings Ltd. and rescinded the 1,200,000 shares of common stock of Nantucket Industries, Inc. as of June 21, 2002.

                    d. Major Suppliers

                    During this fiscal year United Hearing Systems ("UHS") became a major supplier of the Company. This occurred in the course of negotiating to purchase UHS. These negotiations were terminated in December 2002. Although there are a limited number of manufactures of hearing aids, management shifted its purchasing to include three other manufacturers who provide similar hearing aids on comparable terms. In the event of a disruption of supply from any one manufacture the Company could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.

                                     Nantucket Industries, Inc.
                                              and Subsidiaries


                    Notes to Consolidated Financial Statements
================================================================================

                    e. Lease obligation

                    The Company leases office under any agreement that expires on February 2006. As of February 28, 2003 the future minimum lease payments are as follows:

                    February 28
                    -----------------------------------------------------
                    2004                                         $22,944
                    2005                                          22,944
                    2006                                          22,944
                    -----------------------------------------------------
                                                                 $68,832
                    =====================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None in the last two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 12, 2003, the names and ages of our directors, executive officers, and other significant employees; the date when each director was appointed; and all positions and offices held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                               Date
                                      Positions                Appointed
Name                        Age       Held                     Director
----------------------      ---       ---------------          -------------
John H. Treglia             59        Director, President,     Jan. 18, 2000
                                      and Secretary

Dr. Frank Castanaro         52        Secretary and Director   February 17, 2000

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Until June of 2000, when our board of directors eliminated compensation for directors other than those employed by us, such persons were paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person. No payments have been made during the fiscal year ended February 28, 2003.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was disbanded in May 1998. As of the date hereof, the Board of Directors has not established a new Compensation Committee and it has no plans to do so until such time as our financial position and prospects improve significantly.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows compensation information for each of the fiscal years ended February 28, 2003 February 28, 2002 and February 28, 2001 for all persons who served as our chief executive officer. No other executive officers received compensation in excess of $100,000 during the fiscal year ended February 28, 2003.


     ANNUAL COMPENSATION

Name and Principal                     Year    Salary        Other Compensation
and Position

John H. Treglia                        2003       $-0-        357,142 shares
President, Chief Executive             2002        -0-        630,397 shares
Officer, Secretary and Director        2001        -0-              0

Dr. Frank Castanaro                    2003       $-0-              0
Secretary and Director                 2002        -0-              0
                                       2001        -0-              0


The shares issued to John H. Treglia represent past due salary owed to Mr. Treglia.

ITEM NO. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 12, 2003, with respect to the persons known to us to be the beneficial owners of more than 5% of our common stock, $.10 par value.

                             PRINCIPAL SHAREHOLDERS

We know of no person, other than those listed in the Management's Shareholdings Table, below, who owns more than 5% of our common stock. The following table sets forth information as of June 12, 2003, with respect to the beneficial ownership of our common stock, $.10 par value, of each of our executive officers and directors and all executive officers and directors as a group:

                          PRINCIPAL SHAREHOLDERS TABLE

Title                 Name and
of                    Address of                   Amount and
Beneficial            Beneficial                   Nature of         Percent of
Owner                 Ownership                    Class                 Class
---------             ----------                   --------            ---------
Common                John H. Treglia                       0                0
                      13-44 Henrietta Court
                      Fair Lawn, NJ  07410

Common                Carlyn A. Barr (1)            2,837,026            32.84%
                      13-44 Henrietta Court
                      Fair Lawn, NJ 07410

Common                Park Avenue Health Care       1,200,000            13.89%
                      Management
                      One North Lexington Avenue
                      White Plains, New York 10601

Common                Dr. Frank J. Castanaro          733,000             8.48%
                      71 Bradford Boulevard

                      Yonkers, NY  10710

Common                Frances Katz Levine             600,000             6.98%
                      621 Clove Road
                      Staten Island, NY 10310

Common                Scott Rapfogel                  600,000             6.98%
                      16 Regency Circle
                      Englewood, NJ

Common                Larry A. Brand                  500,000              5.79%
                      92 2nd Avenue
                      Kingston, PA 18704

(1) Carlyn A. Barr is the wife of John H. Treglia. John Trelia has disavowed any interest in the shares of common stock owned by Ms. Barr.

Security Ownership of Management

The following table sets forth information as of June 12, 2003, with respect to the shareholdings of the Company's executive officers and directors.

     Title                 Name and                  Amount and
      of                   Address of                Nature of
     Class                 Beneficial                Beneficial    Percent of
     Owner                 Owner                     Class(1)          Class
     -----                 ----------               ----------       ----------
     Common                John H. Treglia                   0               0
                           13-44 Henrietta Court
                           Fair Lawn, NJ  07410

     Common                Dr. Frank J. Castanaro      733,000            8.48%
                           71 Bradford Boulevard
                           Yonkers, NY  10710

     Common                All directors and           733,000            8.48%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of any transactions during the fiscal year ended February 28, 2003 or any presently proposed transactions, to which we were, or are, to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (I) any of our directors or executive officers; (ii) any person who owns or has the right to acquire 5% or more of our issued and outstanding common stock; and (iii) any member of the immediate family of any such persons. Current management is not aware of any requirements, which may have been in effect prior to January 2000, with respect to the approval of related transactions by independent directors. Because of its current limited management resources, the company does not presently have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote of the majority, or the unanimous written consent, of the full board of directors. All member so the board of directors all members of the board of directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

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

ITEM 14.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The following is a list of all exhibits and financial statement schedules filed as part of this report, certain of which documents have been incorporated by reference to documents previously filed on behalf of us.

Financial Statements

                               Reports on Form 8-K

None.

Exhibits

Exhibits which, in their entirety, are incorporated by reference to any report, exhibit or other filing previously made with the Securities and Exchange Commission are designated by an asterisk (*) and the location of such material is included in its description.




     Exhibit                                                                                             Page
      No.           Description                                                                          No.


     (3)(a)         Certificate of Incorporation as currently in effect (filed                             *
                    as Exhibit 3 (a) to Form 10-K Report for the fiscal year
                    ended February 27, 1988 (the "1988 10-K").

     (3)(b)         By-laws as currently in effect (filed as Exhibit 3(b) to                               *
                    the Form 8K dated August 15, 1996).

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

     (10)(zz)       Press Release dated March 10, 1997 (filed as Exhibit 99(r)                              *
                    to the Form 8-K dated March 7, 1997).

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

     (10)(ddd)      Employment Agreement, dated April 3, 2000, between John H.                              *
                    Treglia and Company.

     (10)(eee)      Consulting Agreement date February 5, 2002 between
                    Westminster Holdings, Inc. and the Company.

     16(a)          Letter, dated June 8, 2000, of Grant Thornton LLP regarding                             *
                    change in certifying accountant.

     23(a)          Consent of Grant Thornton LLP dated June 14, 2000.                                      *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York.

                                        NANTUCKET INDUSTRIES, INC.


     June 12, 2003                      By /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, President and CEO


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



     June 12, 2003                        /s/ John H. Treglia
                                         ----------------------------------
                                         John H. Treglia, Director


                                         /s/ Frank Castanaro
                                         ----------------------------------
                                         Dr. Frank Castanaro, Director

================================================================================
                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, John Treglia certify that:

1. I have reviewed this annual report on Form 10-K of Nantucket Industries, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:     June 12, 2003


                                        /s/ John Treglia
                                        --------------------------------------
                                        John Treglia
                                        Chief Executive Officer and
                                        Chief Financial Officer