Form 10-Q
period 2003-05-30
NANTUCKET INDUSTRIES INC
filed 2003-07-15
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26715

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 14, 2003, we had 8,590,524 shares of common stock outstanding, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended February 28, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended May 30, 2003 are not necessarily indicative of results that may be expected for the year ending February 28, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

NANTUCKET INDUSTRIES, INC.
Financial Statements Table of Contents

Page #
Consolidated Balance Sheets (Unaudited) May 31, 2003 and February 28, 2003	2

Consolidated Statements of Operations (Unaudited) For Quarters Ended May 31, 2003 and 2002	3

Consolidated Statements of Cash Flow For Quarters Ended May 31, 2003 and 2002	4

Notes to Financial Statements	5-8

                                                                     Nantucket Industries, Inc.
                                                                               and Subsidiaries

                                                        Consolidated Balance Sheets (Unaudited)

===============================================================================================
                                                                                   February 28,
                                                              May 31, 2003                 2003
--------------------------------------------------------- -----------------   -----------------
Assets                                                                                      (1)
   Cash and cash equivalents                                      $  5,983               $  550
   Accounts receivable                                             126,591              132,324
   Inventories                                                       4,515                5,365
   Prepaid expenses                                                  8,067                8,067
   Stock subscription receivable                                    11,000               25,000
   Other current assets                                              6,000                5,000
--------------------------------------------------------- -----------------   -----------------
              Total current assets                                 162,156              176,306
--------------------------------------------------------- -----------------   -----------------
Property, plant and equipment, net                                  61,439               66,340
Other assets, net
   Covenant not to compete                                         300,000              300,000
   Customer list                                                   278,994              285,706
--------------------------------------------------------- -----------------   -----------------
                                                                 $ 802,589             $828,352
--------------------------------------------------------- -----------------   -----------------
Liabilities and Stockholders' Equity
   Accounts payable                                               $ 78,887             $ 77,766
   Loans payable                                                    55,000               55,000
   Pre-petition taxes                                                3,964                3,964
--------------------------------------------------------- -----------------   -----------------
              Total current liabilities                            137,851              136,730
Loan payable                                                             -                    -
Line of credit                                                      30,000               30,000
Pre-petition taxes, net of current portion                          19,821               19,821
--------------------------------------------------------- -----------------   -----------------
              Total liabilities                                    187,672              186,551
--------------------------------------------------------- -----------------   -----------------
Stockholders' equity
   Common stock, $.10 par value; authorized 20,000,000             894,794              859,052
      shares;            issued 8,947,937
   Additional paid-in capital                                   13,068,567           13,079,309
   Common stock subscribed                                          11,000               25,000
   Accumulated deficit                                        (13,359,444)         (13,321,560)
--------------------------------------------------------- -----------------   -----------------
              Total stockholders' equity                           614,917              641,801
--------------------------------------------------------- -----------------   -----------------
                                                                 $ 802,589         $ 828,352
--------------------------------------------------------- -----------------   -----------------
(1) Derived from audited financial statements    See accompanying notes to financial statements.

                                                                                              2

                                                                     Nantucket Industries, Inc.
                                                                               and Subsidiaries

                                              Consolidated Statements of Operations (Unaudited)

===============================================================================================

  Quarters ended May 31,                                              2003                 2002
  ---------------------------------------------------------------------------------------------
  Net sales                                                       $103,663             $123,245
  Cost of sales                                                     73,180               90,366
  ---------------------------------------------------------------------------------------------
                Gross profit                                        30,483               32,879
  Selling, general and administrative expenses                      54,834               68,108
  ---------------------------------------------------------------------------------------------
                Loss from operations                              (24,351)             (35,229)
  Other expense:
     Interest expense                                                1,920                4,500
     Depreciation and amortization                                  11,613               35,288
  ---------------------------------------------------------------------------------------------
                Total other expense                                 13,533               39,788
  ---------------------------------------------------------------------------------------------

  Loss before income taxes                                        (37,884)             (75,017)

  Income taxes                                                           -                    -
  ---------------------------------------------------------------------------------------------

  Net loss                                                        (37,884)             (75,017)
  Net loss per share - basic and diluted                             (.00)                (.01)
  ---------------------------------------------------------------------------------------------
  Weighted average common shares outstanding                     8,830,570            9,113,554
  ---------------------------------------------------------------------------------------------

                                                See accompanying notes to financial statements.

                                                                                              3

                                                                     Nantucket Industries, Inc.
                                                                               and Subsidiaries

                                              Consolidated Statements of Cash Flows (Unaudited)

  Quarters ended May 31,                                              2003                 2002
  ---------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net loss                                                    $(37,884)            $(75,017)
     Adjustments to reconcile net loss to
        net cash used by operating activities:
          Depreciation and amortization                             11,613               35,288
          Decrease (increase) in assets:
             Accounts receivable                                     5,733             (22,278)
             Inventories                                               850                (815)
             Other current assets                                  (1,000)             (33,215)
          (Decrease) increase in liabilities:
             Accounts payable                                        1,121                5,171
  ---------------------------------------------------------------------------------------------
                Net cash used by operating activities             (19,567)             (90,866)
  ---------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                          -              (2,500)
  ---------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Issue of stock for operations                                  25,000               19,500
     Proceeds from loans                                                 -               75,000
  ---------------------------------------------------------------------------------------------
                Net cash provided by financing activities           25,000               94,500
  ---------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                          5,433                1,134
  Cash and cash equivalents, beginning of period                       550                6,266
  ---------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                          $5,983               $7,400
  ---------------------------------------------------------------------------------------------
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                    $1,920               $4,500
        Income taxes                                                $    -               $    -

                                                See accompanying notes to financial statements.

                                                                                              4

Nantucket Industries, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

1.      Summary of Significant Accounting Policies

a. The Company

Nantucket Industries, Inc. and its wholly owned subsidiaries (the “Company”) were inactive from October 1999 until January 26, 2002. At that date a reverse merger with Accutone Inc. and Subsidiary occurred. (See note 1) Accutone Inc. is engaged in the business of selling and distributing hearing aids and providing the related audio logical services.

b. Principles of Consolidation

The consolidated financial statements include the accounts of Nantucket Industries, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

As a result of the above described acquisition, Nantucket Industries, Inc. (together with Accutone’s wholly-owned subsidiary) has no business or assets other than those which it acquired through its acquisition of Accutone.

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

i. Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income, which is effective for the Company’s year ending February 27, 1999. SFAS No. 130 addresses the reporting and displaying of comprehensive income and its components. Earnings (loss) per share will only be reported for net earnings (loss), and not for comprehensive income. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company’s financial statements.

j.

Segment Information In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosure About Segments of an Enterprise and Related Information, which is effective for the Company’s year ending February 27, 1999. SFAS No. 131 changes the way public companies report information about segments of their business in their financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company’s financial statements.

k. Fiscal Year The Company’s fiscal year ends February 28.

Nantucket Industries, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

l. Reclassification

Certain prior year amounts have been reclassified in order to conform to the current year’s presentation.

m. Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

o. Fair Value of Financial Instruments

Based on borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the company’s long-term debt approximate the carrying value. The carrying value of all other financial instruments potentially subject to valuation risk, principally cash, accounts receivable and accounts payable, also approximate fair value.

p. Goodwill and Other Intangible Assets

The Company applies Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Accordingly, the Company ceased amortization of certain intangible assets i.e. the covenant not to compete, effective at the beginning of its February 28, 2003 fiscal year. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. A impairment loss would be recorded for any intangible that is determined to be impaired. No impairment loss was required in fiscal year 2003.

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

2.      Concentration of Risk

Currently approximately 70% of the reorganized Company’s business is based on contracts with The New York State Medical Assistance Program (Medicaid) and Empire Medicare Service (Medicare).

3.      Acquisition of Audiology Practice

On February 28, 2002 the Company executed a contract with Park Avenue Medical Practice Associates, P.C. and Park Avenue Health Care Management, Inc. The Park Avenue Group directly employs medical professional personnel, including physicians in both general and specialty practices and other health care professionals such as podiatrists, audiologists, psychologists and psychotherapists.

Nursing homes and long term care facilities contract with Park Avenue for the services of Park Avenue’s medical professionals, on a pre-determined schedule or on an as-needed basis. Pursuant to the terms of the agreement Park Avenue contributed its entire audiology practice to the Company. The contract also calls for Brad I. Markowitz, the president of Park Avenue Management to join the Company’s Board of Directors. Mr. Markowitz is a banker by trade and has been with Park Avenue since 1995. At that time Park Avenue was servicing approximately seven nursing homes. Under his tutelage Park Avenue has grown to service over seventy long term care facilities. In addition, Mr. Markowitz serves on the Board of Trustees of several private companies.

The Company issued 1,200,000 shares of restricted common stock to acquire the audiology practice of Park Avenue Medical Associates P.C. Under the agreement the Company gains access to approximately 70 nursing homes to provide complete audiology services. As of February 28, 2003 the Company has entered into contracts with approximately 38 of these nursing homes. In addition, Park Avenue will continueto provide additional access to any new nursing homes they have contact with.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The anticipated growth in revenues resulting from the prior acquisition of the audiology practice of Park Avenue has not yet come to fruition. This was caused in part by our inability to attract additional audiologists on a timely basis as well as insufficient working capital. We believe that this will not be long lived since we are developing new compensation packages that will include incentives of cash and common stock. Management believes that the new capital markets are improving which will allow the Company sufficient new working capital to achieve these goals.

In order for us to implement our business plan, we will require financing in a minimum amount of $500,000 during the next twelve months. We intend to use our best efforts to generate between $500,000 and $1,000,000 in equity or convertible debt financing from a private placement of our securities within six to eighteen months. To date we have received limited financing which we believe is in part attributable to the current years market conditions. At this time, we are unable to state what the terms of the anticipated private placement will be or the amount of shareholder dilution which will result from the intended financing.

If we are unable to raise these funds through a private placement, we will endeavor to raise the required financing from other sources such as lease financing for major equipment purchases and loans from banks or institutional lenders. We cannot be certain that we will be able to raise the required financing from any of the foregoing sources.

THREE MONTHS ENDED May 31, 2003 COMPARED TO THREE MONTHS ENDED May 31, 2002

Sales for the first quarter of fiscal year ended 2003 and 2002 were $103,663and $123,245 respectively. Management attributes the revenue decrease to be due for the most part to a less aggressive marketing effort. This combined with Management’s concern with regard to conserving operatin capital until such time as additional revenues and costs related a additional revenues could be fiscally sound. In addition, management has been actively involved in pursuing potential merger and/or acquisition candidates in related fields, which diminished marketing efforts by the company to attempt to increase the number of facilities being serviced and therefore adding to our revenue base.

Cost of sales was $73,280 and $123,245, respectively. The decrease was due to the fact that revenues also decreased in approximately the same proportions and management attempts to contain costs.

General and Administrative costs were $54,843 and $68,108, respectively. The difference is attributable for the most part to attempts at keeping these costs in line with revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from operating activities were 19,567 and $90,866 respectively. Cash Flows from financing activities were 25,000 and $94,500respectively. These changes were due primarily to decreased success in management’s ability to raise additional funding in current market conditions.

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

We are currently exploring several potential acquisitions. All of these businesses are in medically related fields which we believe can add favorably to our revenue base and overall profitability. Along with this we are aggressively seeking additional sources of new capital to allow us to expand our operations. We are in ongoing negotiations to enter into a business combination with Paxxon Healthcare Services, Inc. To date no agreement has been reached but we believe, that we will enter into a letter of intent with Paxxon within sixty days. This represents a tremendous opportunity for our company to expand since speech pathology and early intervention are only some of the services provided by Paxxon. In addition, the current referral of business from Paxxon will provide invaluable referrals for us and Paxxon. Paxxon currently provides the following services:

1.	Staffing for homecare companies with approximately fifty contracts currently in force;
2.	Early intervention contracts with New York State, Westchester, Putnam and Orange Counties;
3.	Facility Staffing in several nursing homes and hospitals;
4.	Management contracts with nursing homes in Brooklyn and Queens; and
5.	Physical therapy centers with a representation in a total of 21offices in the Bronx, Southern New Jersey, Long Island and Queens.

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

Item 4.    Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings     None

Item 2.      Changes in Securities     None

Item 3.      Defaults Upon Senior Securities     Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders     None

Item 5.      Other Information     None

Item 6.      Exhibits and Reports on Form 8-K     None

   a. Exhibits

                99.1   Certification John H. Treglia, CEO

   b. Reports on Form 8-K

        None.

        No reports on Form 8-K were filed for this quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANTUCKET INDUSTRIES, INC.

By:	/s/ John H. Treglia JOHN H. TREGLIA CEO, CFO and President

Dated:   July 14, 2003

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, John H. Treglia certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nantucket Industries, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:      July 14, 2003

/s/ John H. Treglia John H. Treglia Chief Executive Officer,Chief Financial Officer and President