Form 10-Q
period 2003-08-31
NANTUCKET INDUSTRIES INC
filed 2003-10-14
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 14, 2003, we had 10,159,366 shares of common stock outstanding, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended February 28, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended August 31, 2003 are not necessarily indicative of results that may be expected for the year ending February 28, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

NANTUCKET INDUSTRIES, INC.
Financial Statements Table of Contents

Page #
Consolidated Balance Sheets (Unaudited) August 31, 2003 and February 28, 2003	2

Consolidated Statements of Operations (Unaudited) For Quarters Ended August 31, 2003 and 2002	3

Consolidated Statements of Cash Flow For Quarters Ended August 31, 2003 and 2002	4

Notes to Financial Statements	5-8

                                                                  Nantucket Industries, Inc.
                                                                            and Subsidiaries

                                                     Consolidated Balance Sheets (Unaudited)

                                                                                February 28,
                                                           August 31, 2003              2003
--------------------------------------------------------------------------- -----------------
Assets                                                                                   (1)
   Cash and cash equivalents                                     $  65,098            $  550
   Accounts receivable                                             134,680           132,324
   Inventories                                                       4,170             5,365
   Prepaid expenses                                                 48,067             8,067
   Stock subscription receivable                                         -            25,000
   Other current assets                                              6,300             5,000
--------------------------------------------------------------------------- -----------------
              Total current assets                                 258,315           176,306
--------------------------------------------------------------------------- -----------------
Property, plant and equipment, net                                  72,034            66,340
Other assets, net
   Covenant not to compete                                         300,000           300,000
   Customer list                                                   272,282           285,706
   Prepaid expenses                                                150,000                 -
--------------------------------------------------------------------------- -----------------
                                                                $1,052,631          $828,352
=============================================================================================
Liabilities and Stockholders' Equity
   Accounts payable                                              $  74,500          $ 77,766
   Loans payable                                                    45,000            55,000
   Pre-petition taxes                                                3,964             3,964
--------------------------------------------------------------------------- -----------------
              Total current liabilities                            123,464           136,730
Convertible debenture                                              100,000                 -
Line of credit                                                      30,000            30,000
Pre-petition taxes, net of current portion                          19,821            19,821
--------------------------------------------------------------------------- -----------------
              Total liabilities                                    273,285           186,551
--------------------------------------------------------------------------- -----------------
Stockholders' equity
   Common stock, $.10 par value; authorized 20,000,000           1,015,937           859,052
      shares;            issued 10,159,366
   Additional paid-in capital                                   13,169,425        13,079,309
   Common stock subscribed                                               -            25,000
   Accumulated deficit                                        (13,406,016)      (13,321,560)
--------------------------------------------------------------------------- -----------------
--------------------------------------------------------------------------- -----------------
              Total stockholders' equity                           779,346           641,801
--------------------------------------------------------------------------- -----------------
                                                               $ 1,052,631         $ 828,352
=============================================================================================

(1) Derived from audited financial statements

                 See accompanying notes to financial statements.

                                                                                           3

                                                                  Nantucket Industries, Inc.
                                                                            and Subsidiaries

                                            Consolidated Statements of Operations (Unaudited)

  Quarters ended August 31,                                       2003                  2002
  -------------------------------------------------------------------------------------------
  Net sales                                                       $102,704          $112,402
  Cost of sales                                                     75,307            86,679
  -------------------------------------------------------------------------------------------
                Gross profit                                        27,397            25,723
  Selling, general and administrative expenses                      61,117            38,259
  -------------------------------------------------------------------------------------------
                Loss from operations                               (33,720)          (12,536)
  Other expense:
     Interest expense                                                  705             1,950
     Depreciation and amortization                                  12,147            20,288
  -------------------------------------------------------------------------------------------
                Total other expense                                 12,852            22,238
  -------------------------------------------------------------------------------------------
  Loss before income taxes                                         (46,572)          (34,774)
  Income taxes                                                           -                 -
  -------------------------------------------------------------------------------------------
  -------------------------------------------------------------------------------------------
  Net loss                                                         (46,572)          (34,774)
  Net loss per share - basic and diluted                              (.00)             (.00)
  -------------------------------------------------------------------------------------------
  Weighted average common shares outstanding                     9,888,434         8,013,390
  -------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                                                                                           4

                                                                   Nantucket Industries, Inc.
                                                                            and Subsidiaries

                                            Consolidated Statements of Cash Flows (Unaudited)

  Quarters ended August 31,                                                 2003            2002
  ---------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net loss                                                           $(46,572)       $(34,774)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
          Depreciation and amortization                                   12,147          20,288
          Decrease (increase) in assets:
             Accounts receivable                                          (8,089)          1,215
             Inventories                                                     345             390
             Prepaid expenses                                           (190,000)        230,000
             Other current assets                                           (300)        (28,650)
          (Decrease) increase in liabilities:
             Accounts payable                                             (4,387)         (4,673)
  ---------------------------------------------------------------------------------------------------
                Net cash provided (used) by operating activities        (236,856)        183,796
  ---------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                          (16,030)            -
  ---------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Issue of stock for operations                                       222,001          30,000
     Proceeds from debenture                                             100,000
     Repayment of loan                                                   (10,000)
     Cancellation of stock                                                   -          (240,000)
     Proceeds from loans                                                     -            20,000
  ---------------------------------------------------------------------------------------------------
                Net cash provided (used) by financing activities         312,001        (190,000)
  ---------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                    59,115          (6,204)
  Cash and cash equivalents, beginning of period                           5,983           7,400
  ---------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                               $65,098          $1,196
  ---------------------------------------------------------------------------------------------------
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                         $   705          $1,950
        Income taxes                                                     $     -          $    -

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

The anticipated growth in revenues resulting from the prior acquisition of the audiology practice of Park Avenue has not yet come to fruition. This was caused in part by our inability to attract additional audiologists on a timely basis as well as insufficient working capital. We believe that this will not be long lived since we are developing new compensation packages that will include incentives of cash and common stock. Management believes that the new capital markets are improving which will allow the Company sufficient new working capital to achieve these goals. We continue to not be able to meet our original anticipated growth in revenues. This has been caused in part by our continuing inability to attract additional audiologists. This problem was somewhat exacerbated by the summer vacation season. We are currently networking with Paxxon Healthcare Services, Inc. which expends funds on a continuing basis to advertise for and recruit speech pathologists. Paxxon will be adding audiologists in their help wanted advertising copy to assist us in our hiring endeavors. We feel that this assistance along with a more sophisticated compensation packages including both cash and common stock, as well as our anticipated success in raising additional working capital will assist us o in achieving our goals. We have identified and are actively pursuing various early intervention agencies, which if we are successful in signing contracts with, will add to our revenue stream.

In order for us to implement our business plan, we will require financing in a minimum amount of $500,000 to $750,000 during the next twelve months. As of August 31, 2003, we raised $100,000 in convertible debt financing and as of October 14, 2003 we have raised an additional $50,000 in convertible debt financing. We intend to continue to use our best efforts to generate between an additional $600,000 to $1,000,000 in equity or convertible debt financing from a private placement of our securities within six to eighteen months. To date we have received limited financing which we believe is in part attributable to the current years market conditions. At this time, we are unable to state what the amount of shareholder dilution which will result from the intended financing.

If we are unable to raise the required funds through a private placement, we will endeavor to raise the required financing from other sources such as lease financing for major equipment purchases and loans from banks or institutional lenders. We cannot be certain that we will be able to raise the required financing from any of the foregoing sources.

THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2002

Sales for the second quarter of fiscal year ended 2003 and 2002 were $102,704 and $112,402 respectively. Management attributes the revenue decrease to be due for the most part to a less aggressive marketing effort. This combined with Management's concern with regard to conserving operating capital until such time as additional revenues and costs related a additional revenues could be fiscally sound. In addition, management has been actively involved in pursuing potential merger and/or acquisition candidates in related fields, which diminished marketing efforts by the company to attempt to increase the number of facilities being serviced and therefore adding to our revenue base.

Cost of sales was $75,307 and $86,679, respectively. The decrease was due to the fact that revenues also decreased in approximately the same proportions and management attempts to contain costs.

General and Administrative costs were $61,117 and $38,259, respectively. The difference is attributable for the most part to attempts at keeping these costs in line with revenues but also include additional costs involved with the due diligence required for potential acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were ($236,856) and $183,796 respectively. Cash flows from investing activities were ($16,030) and $0 respectively. Cash flows from financing activities were $312,001 and $($190,000) respectively. These changes were primarily due to the Company's issuance of common stock and convertible debentures which were used to finance the Company's operations and the acquisition of equipment.

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

We are currently exploring several potential acquisitions. All of these businesses are in medically related fields which we believe can add favorably to our revenue base and overall profitability. Along with this we are aggressively seeking additional sources of new capital to allow us to expand our operations. We are in ongoing negotiations to enter into a business combination with Paxxon Healthcare Services, Inc. To date no agreement has been reached but we believe that this represents a tremendous opportunity for our company to expand since speech pathology and early intervention are only some of the services provided by Paxxon. In addition, the current referral of business from Paxxon will provide invaluable referrals for us and Paxxon. Paxxon currently provides the following services:

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

We have made arrangements to take space in the Bronx office of Excellence Healthcare, a wholly owned subsidiary of Paxxon. This office will be a fully equipped audiology office providing early intervention and all other audiological services including the sales and distributions of hearing aids. The existing patient base at this office will provide an ongoing exposure to the types of patients we currently service.

We intend to continue to strive to develop a sales and marketing force to assist in the addition of those senior care facilities, hospitals, day care and senior care centers who can add to our referral base of patient and customers.

By increasing revenues generated by these increases in sales and services we expect to enjoy increased sales over the same previous periods in the foreseeable future. By increasing these revenue streams, we feel confident that our gross profit margins will also increase. The anticipated acceleration of collection time of our accounts receivable will enhance our cash flows. In combination these advances and improvements in these three areas will be the driving force in order that to assist us in providing to all our shareholders a fair value.

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

Item 4.      Submission of Matters to a Vote of Security Holders     None

Item 5.      Other Information     None

Item 6.      Exhibits and Reports on Form 8-K     None

   a. Exhibits

                 31.1   Certification John H. Treglia, CEO

                 32.1   Certification John H. Treglia, CEO

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

Dated:   October 14, 2003