Form 10-Q
period 2003-11-30
NANTUCKET INDUSTRIES INC
filed 2004-01-14
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 14, 2004, we had 10,409,366 shares of common stock outstanding, $0.10 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended February 28, 2003. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended November 30, 2003 are not necessarily indicative of results that may be expected for the year ending February 28, 2004. The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

For the information required by this Item, refer to the Index to Financial Statements appearing on page F-1 of the registration statement.

                           NANTUCKET INDUSTRIES, INC.
                     Financial Statements Table of Contents


                                                                  Page #
Consolidated Balance Sheets (Unaudited)                                2
November 30, 2003 and February 28, 2003

Consolidated Statements of Operations (Unaudited)                      3
For Quarters Ended November  30, 2003 and 2002


Consolidated Statements of Cash Flow                                   4
For Quarters Ended November 30, 2003 and 2002

Notes to Financial Statements                                        5-8


                                                                              Nantucket Industries, Inc.
                                                                                        and Subsidiaries


                                                                 Consolidated Balance Sheets (Unaudited)

                                                                          November 30,      February 28,
                                                                                  2003              2003
------------------------------------------------------------------------- ------------- -----------------
Assets                                                                                               (1)
   Cash and cash equivalents                                                 $  34,288            $  550
   Accounts receivable                                                         158,939           132,324
   Inventories                                                                   7,345             5,365
   Prepaid expenses                                                             73,067             8,067
   Stock subscription receivable                                                     -            25,000
   Other current assets                                                          6,300             5,000
------------------------------------------------------------------------- ------------- -----------------
              Total current assets                                             279,939           176,306
------------------------------------------------------------------------- ------------- -----------------
Property, plant and equipment, net                                              66,331            66,340
Other assets, net
   Covenant not to compete                                                     300,000           300,000
   Customer list                                                               265,570           285,706
   Prepaid expenses                                                            240,000                 -
------------------------------------------------------------------------- ------------- -----------------
                                                                            $1,151,840          $828,352
------------------------------------------------------------------------- ------------- -----------------
Liabilities and Stockholders' Equity
   Accounts payable                                                          $  77,800          $ 77,766
   Loans payable                                                                45,000            55,000
   Pre-petition taxes                                                            3,964             3,964
------------------------------------------------------------------------- ------------- -----------------
              Total current liabilities                                        126,764           136,730
Convertible debenture                                                          150,000                 -
Line of credit                                                                  30,000            30,000
Pre-petition taxes, net of current portion                                      19,821            19,821
------------------------------------------------------------------------- ------------- -----------------
              Total liabilities                                                326,585           186,551
------------------------------------------------------------------------- ------------- -----------------
Stockholders' equity
   Common stock, $.10 par value; authorized 20,000,000                       1,040,937           859,052
      shares;            issued 10,409,366
   Additional paid-in capital                                               13,269,425        13,079,309
   Common stock subscribed                                                           -            25,000
   Accumulated deficit                                                    (13,485,107)      (13,321,560)
------------------------------------------------------------------------- ------------- -----------------

              Total stockholders' equity                                       825,255           641,801
------------------------------------------------------------------------- ------------- -----------------
                                                                            $1,151,840         $ 828,352
------------------------------------------------------------------------- ------------- -----------------

(1) Derived from audited financial statements

                See accompanying notes to financial statements.



                                                                              Nantucket Industries, Inc.
                                                                                        and Subsidiaries


                                                       Consolidated Statements of Operations (Unaudited)


  Quarters ended November 30,                                                     2003              2002
  --------------------------------------------------------------------------------------------------------
  Net sales                                                                   $103,086           $94,321
  Cost of sales                                                                 97,946            76,067
  --------------------------------------------------------------------------------------------------------
                Gross profit                                                     5,140            18,254
  Selling, general and administrative expenses                                  57,745            73,036
  --------------------------------------------------------------------------------------------------------
                Loss from operations                                           (52,605)          (54,782)
  Other expense:
     Interest expense                                                            4,071             1,650
     Depreciation and amortization                                              22,415            27,788
  --------------------------------------------------------------------------------------------------------
                Total other expense                                             26,486            29,438
  --------------------------------------------------------------------------------------------------------

  Loss before income taxes                                                     (79,091)          (84,220)

  Income taxes                                                                       -                 -
  --------------------------------------------------------------------------------------------------------

  Net loss                                                                     (79,091)          (84,220)
  Net loss per share - basic and diluted                                          (.01)             (.01)
  --------------------------------------------------------------------------------------------------------
  Weighted average common shares outstanding                                10,162,114         8,298,985
  --------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.


                                                                              Nantucket Industries, Inc.
                                                                                        and Subsidiaries


                                                       Consolidated Statements of Cash Flows (Unaudited)

  Quarters ended November 30,                                                     2003              2002
  ------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net loss                                                                 $(79,091)         $(84,220)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
          Depreciation and amortization                                         22,415            27,788
          Decrease (increase) in assets:
             Accounts receivable                                               (24,259)           23,707
             Inventories                                                        (3,175)             (340)
             Prepaid expenses                                                 (125,000)          (70,000)
             Notes receivable                                                        -            (6,000)
          (Decrease) increase in liabilities:
             Accounts payable                                                    3,300             5,169
  ------------------------------------------------------------------------------------------------------
                Net cash used by operating activities                         (205,810)         (103,896)
  ------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                                      -                 -
  ------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Issue of stock for operations                                             115,000           115,000
     Proceeds from debenture                                                    50,000                 -
     Repayment of loan                                                               -            (8,100)
  ------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                      175,000           106,900
  ------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and cash equivalents                         (30,810)            3,004
  Cash and cash equivalents, beginning of period                                65,098             1,196
  ------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                                    $ 34,288            $4,200
  ------------------------------------------------------------------------------------------------------
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                                $4,071            $1,650
        Income taxes                                                                $-                $-



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

The anticipated growth in revenues resulting from the prior acquisition of the audiology practice of Park Avenue has not yet come to fruition. This was caused in part by our inability to attract additional audiologists on a timely basis as well as insufficient working capital. We believe that this will not be long lived since we are developing new compensation packages that will include incentives of cash and common stock. Management believes that the new capital markets are improving which will allow the Company sufficient new working capital to achieve these goals. We continue to not be able to meet our original anticipated growth in revenues. This has been caused in part by our continuing inability to attract additional audiologists. We are currently networking with Paxxon Healthcare Services, Inc. which expends funds on a continuing basis to advertise for and recruit speech pathologists. Paxxon will be adding audiologists in their help wanted advertising copy to assist us in our hiring endeavors. To date we have started to receive audiologists resumes and are in the process of setting up interviews. We feel that this assistance along with a more sophisticated compensation packages including both cash and common stock, as well as our anticipated success in raising additional working capital will assist us in achieving our goals. We have identified and are actively pursuing various early intervention agencies, which if we are successful in signing contracts with, will add to our revenue stream. Since our last reporting period we have begun to negotiate contracts with five new agencies and have added one agency and anticipate adding two others in the next three months.

In order for us to implement our business plan, we will require financing in a minimum amount of $500,000 to $750,000 during the next twelve months. As of November 30, 2003, we raised $150,000 in convertible debt financing and as of January 14, 2004 we have received a subscription agreement from an accredited investor for an additional $50,000.00 convertible debenture. We anticipate that we will receive this additional financing within a period of 30 days. We intend to continue to use our best efforts to generate between an additional $600,000 to $1,000,000 in equity or convertible debt financing from a private placement of our securities within six to eighteen months. To date we have received limited financing which we believe is in part attributable to the market conditions in 2003. At this time, we are unable to state what the amount of shareholder dilution which will result from the intended financing.

If we are unable to raise the required funds through a private placement, we will endeavor to raise the required financing from other sources such as lease financing for major equipment purchases and loans from banks or institutional lenders. We cannot be certain that we will be able to raise the required financing from any of the foregoing sources.

THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2002

Sales for the third quarter of fiscal year ended 2003 and 2002 were $103,086 and $94,321 respectively. Management attributes the revenue increase to be due for the most part to an additional customer base of existing offices. This conservative increase is a result of managements continued conservation of operating capital until such time as additional revenues and costs related a additional revenues could be fiscally sound. In addition, management has been actively involved in pursuing potential merger and/or acquisition candidates in related fields, which diminished marketing efforts by the company to attempt to increase the number of facilities being serviced and therefore adding to our revenue base.

Cost of sales was $97,946 and $76,067, respectively. The increase was due to the fact that revenues also increased in approximately the same proportions and management attempts to contain costs.

General and Administrative costs were $57,745 and $73,036, respectively. This minimal increase is attributable for the most part to attempts at keeping these costs in line with revenues but also include additional costs involved with the due diligence required for potential acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were ($205,810) and ($103,896) respectively. Cash flows from investing activities were $0 and $0 respectively. Cash flows from financing activities were $175,000 and $106,900 respectively. These changes were primarily due to the Company's issuance of common stock and convertible debentures which were used to finance the Company's operations and the acquisition of equipment.

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

We are currently exploring several potential acquisitions. All of these businesses are in medically related fields which we believe can add favorably to our revenue base and overall profitability. Along with this we are aggressively seeking additional sources of new capital to allow us to expand our operations. We are in ongoing negotiations to enter into a business combination with Paxxon Healthcare Services, Inc. and believe that we will enter into a joint ventures agreement with Paxxon by the end of February. To date no agreement has been reached but we believe that this represents a tremendous opportunity for our company to expand since speech pathology and early intervention are only some of the services provided by Paxxon. Based upon the negotiations with Paxxon to enter into a joint venture we currently have targeted three-four potential acquisitions in the medical field. We believe that with the assistance of Paxxon in the management and administration of these business we will be able to generate a significant revenue stream from these potential transactions.

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

In furtherance of our efforts to expand our services and increase our revenue stream we are in the process of finalizing a leasing arrangement to take space in the Bronx office of Excellence Healthcare, a wholly owned subsidiary of Paxxon. We intend to commence use of such space between March 1, 2004 and March 31, 2004 depending upon the arrival of equipment for this office space which has been ordered and is expected to arrive at such time. This office will be a fully equipped audiology office providing early intervention and all other audiological services including the sales and distributions of hearing aids. The existing patient base at this office will provide an ongoing exposure to the types of patients we currently service.

We intend to continue to strive to develop a sales and marketing force to assist in the addition of those senior care facilities, hospitals, day care and senior care centers who can add to our referral base of patient and customers. To date we have been unable fully develop our sales and marketing force due to our lack of capital.

In addition, to the potential acquisitions due to the joint venture with Paxxon, we have two other potential acquisitions in the medical field. We are currently in negotiations with two entities, one based in Texas and one in New York, that provide health care management services for medical management and alternative medicine including chiropractic, physical therapy and acupuncture. We believe that we will enter into a letter of intent for the acquisition of at least one of these companies by the middle of February 2004.

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

                                 NANTUCKET INDUSTRIES, INC.

                                 By: /s/  John H. Treglia
                                 ---------------------------------
                                          JOHN H. TREGLIA
                                          CEO, CFO and President


Dated:   January 14, 2004