Form 10-Q/A
period 2003-11-30
NANTUCKET INDUSTRIES INC
filed 2004-02-10
CIK 69623

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


                                                                              Nantucket Industries, Inc.
                                                                                        and Subsidiaries


                                                       Consolidated Statements of Cash Flows (Unaudited)

  Quarters ended November 30,                                                     2003              2002
  ------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net loss                                                                 $(79,091)         $(84,220)
     Adjustments to reconcile net loss to
        net cash provided by operating activities:
          Depreciation and amortization                                         22,415            27,788
          Decrease (increase) in assets:
             Accounts receivable                                               (24,259)           23,707
             Inventories                                                        (3,175)             (340)
             Prepaid expenses                                                 (125,000)          (70,000)
             Notes receivable                                                        -            (6,000)
          (Decrease) increase in liabilities:
             Accounts payable                                                    3,300             5,169
  ------------------------------------------------------------------------------------------------------
                Net cash used by operating activities                         (205,810)         (103,896)
  ------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                                      -                 -
  ------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:

     Issue of stock for operations                                             125,000           115,000

     Proceeds from debenture                                                    50,000                 -
     Repayment of loan                                                               -            (8,100)
  ------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                      175,000           106,900
  ------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and cash equivalents                         (30,810)            3,004
  Cash and cash equivalents, beginning of period                                65,098             1,196
  ------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                                    $ 34,288            $4,200
  ------------------------------------------------------------------------------------------------------
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                                $4,071            $1,650
        Income taxes                                                                $-                $-



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


Dated:   February 10, 2004