Form 10-K
period 2004-02-28
NANTUCKET INDUSTRIES INC
filed 2004-06-14
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       -----------------------------------

                                    Form 10-K

                       -----------------------------------

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of June11, 2004, based on the average bid and asked price of the Common Stock on the NASD OTC Bulletin Board on said date was $ 7,633,172.

As of June 14, 2004, the Registrant had outstanding 12,151,328 shares of common stock.

                           NANTUCKET INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          Page #
                                                                          ------
PART I

Business ...................................................................  1

Properties ................................................................. 18

Legal Proceedings .......................................................... 19

Submission of Matters to a Vote of Security Holders ........................ 19

PART II

Market for registrant's Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities........................... 20

Selected Financial Data .................................................... 20

Management's Discussion and Analysis of financial Condition and
Results of Operations ...................................................... 21

Quantitative and Qualitative Disclosures about Market Risk ................. 25

Financial Statements and Supplementary Data ................................ F-1
                                                                            F-19
Changes in Disagreements with Accountants on Accounting and
Financial Disclosure ....................................................... 26

Controls and Procedures .................................................... 26

PART III

Directors and Executive Officers of the Registrant ......................... 27

Executive Compensation ..................................................... 27

Security Ownership of Certain Beneficial Owners and Management ............. 29

Certain Relationships and Related Transaction .............................. 29

Principal Accounting Fees and Services ..................................... 30

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K ............ 30

SIGNATURES ................................................................. 31

ITEM 1. BUSINESS

We are directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., in the business of distributing and dispensing custom hearing aids. Accutone Inc. was formed under the laws of the State of Pennsylvania in October 1996 for the purpose of engaging in the manufacture, dispensing, and distribution of hearing aids. In 1998, Accutone acquired 100% ownership of Interstate, a Pennsylvania corporation and an FDA licensed hearing aid manufacturer which had been in the hearing aid business for approximately 35 years. In the Fall of 2000, Accutone discontinued all manufacturing operations and changed the focus of its marketing to be concentrated through Interstate Hearing Aid Service, Inc. to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us.

History

Until the end of October 1999, when we discontinued all prior business activities, we produced and distributed popular priced branded fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. We produced and sold our men's underwear products primarily under licensed labels including "Brittania" and "Arrow" and, until March 31, 1998, we also produced women's innerwear under the GUESS? label, for sale to department and specialty stores. From October 31, 1999 up to and including the period that we effectuated the reverse acquisition of Accutone and Interstate Hearing Aid we were a dormant corporation.

Subsequent to the reverse acquisition our only assets and business were those attributable to the acquired group of corporations. Until the summer of 2000, a small portion of our business consisted of manufacturing operations. However, because of changes in the competitive climate of the hearing aid manufacturing industry and the comparatively small level of our operations, all manufacturing was discontinued on July 30, 2000. This marked the beginning of an ongoing change in our revised business plan, which now encompasses concentrating our marketing to nursing homes, hospitals, out-patient clinics, members of managed health care providers, such as health maintenance organizations ("HMO's"), Physician Provider Organizations (physician group practices known as "PPO's"), union health plans, medicare, and medicaid while considering the expansion of an advertising campaign aimed at individuals in the non-insured self- pay market. Since implementing our revised business plan in October 2000, we have entered into contracts through Interstate Hearing Aid with approximately 65 managed health care provider organizations, unions, local municipalities and secondary health care insurance providers and pediatric care organizations in the New York metropolitan area, including Medicare and Medicaid. We are continually in negotiations with other such organizations and we anticipate that the number of such organizations will continue to grow. As a result of our additional marketing plan, changes and efforts, we have contracted with seven early intervention agencies. We are currently negotiating to sublease space in the offices of Early Achievers, Inc., An early intervention agency with whom we have signed an exclusive contract for audiological early intervention services.

In addition to marketing our services, we anticipate that when and if our capitalization improves, we will expand our audiological staff and the level of our operations and the related potential profitability. Our long term goal is to expand all segments of our operations, both in scope of services and in a wider geographic area, as well as to change emphasis of services to include a much larger proportion of private pay patients in an attempt to increase gross profits. Currently, approximately 80% of our audiology revenues are generated from third party payors. The reduction in payment levels from Medicaid has negatively impacted our profit margins.

We are also currently providing in-home fitting and dispensing services in the State of Pennsylvania, where our customer base is located in a somewhat rural area, making home visits convenient for our customers. We have four Pennsylvania Registered Hearing Aid Fitters who are available to us for in-home, as well as office visits in Pennsylvania. To date because of our financial constraints, we have been unable to utilize these Hearing Aid Fitters to their fullest capacity. Through our offices and our in-home services, we offer a full range of audiological products and services for the hearing impaired. (see subsequent events)

In order to make our services via Interstate Hearing Aid acceptable to managed care and health insurance companies, we must address their particular concerns. This will require that we have:

     *    service locations which are conveniently accessible to their members;
     *    an adequate staff of highly qualified audiologists;
     *    a full range of high quality hearing aid products;
     *    competitive pricing; and
     * adequate product liability and professional malpractice insurance coverage.

We are continually endeavoring to put all of these elements into place. Therefore, our primary goals in the audiological services segment of our business during the next eighteen months include:

     * Significant marketing efforts to increase exposure and sales to private pay patients to increase much higher profit margins.

     * A concentration of marketing efforts to nursing home facilities and early intervention agencies to provide audiological services;

     * opening and establishing operations at sales and dispensing offices on-site at additional nursing home facilities in the New York metropolitan area;

     * increasing the number of audiologists on our staff to service these additional facilities;

     * hiring a chief financial officer, a chief operations officer and a director of marketing.

Upon receipt of the necessary capital as set forth herein, we also intend to implement an aggressive advertising and marketing campaign aimed at individuals and managed health care organizations and to utilize the knowledge and experience of the professional advisory board which consists of 6 individuals with high levels of experience in hearing health care, gerontology, and early intervention, accounting, marketing and practice development concepts. We have also made positive strides and have been successful in identifying potential acquisition targets in medically related industries (see subsequent events) which we believe will add a material increase in gross revenues and profitability.

We estimate that in order to achieve these goals, many of which will involve the increase and expansion of marketing the "Discount Medical Service Cards" of our recently acquired, Comprehensive Network Solutions, Inc. as outlined in our subsequent events discussion. Although there can be no guarantees of successfully attaining these goals, management will be actively pursuing same. We will require financing from sources other than cash flow, within the next six to eighteen months, in an amount ranging from $1,000,000 to $1,500,000. Our present plan for financing focuses on raising funds through a private placement of our securities. Although we have had limited success in raising private placement funds, our efforts have fallen short of our previous expectations. Although the capital markets have a perceived improvement, we are cautiously optimistic of our abilities to achieve these goals. Along these lines, we are continually and actively pursuing potential businesses alliances with privately held businesses in like and or compatible medically related industries. We believe that the addition of both sales volume growth and profitability will greatly assist us in successfully raising additional capital. (see subsequent events)

Overview of the Industry

Hearing Loss

We continue to believe and are reinforced by nationwide statistics that hearing loss is one of the most prevalent chronic health conditions in the United States, and that its incidence is on the rise. Hearing loss occurs when there is damage to the auditory system, possibly caused by heredity, aging, noise exposure, illness, trauma, and/or some medications. Some hearing loss is temporary and/or can be corrected with medical or surgical treatment. Other types of hearing loss can be effectively managed with hearing devices. Although hearing loss traditionally has been considered an "old person's" condition, in several reports, the Better Hearing Institute reported that hearing loss is becoming increasingly common among the "Baby Boomer" 40 to 65 year old segment of the population. This is widely believed to be the result of extreme noise exposure, possibly because of a history of excessive exposure to extremely high decibel rock-and-roll concerts and the widespread use of "walkman" type radios (which produce a concentrated level of noise in extremely close proximity to the ear). The degree of hearing loss is often directly related to the amount of exposure and the intensity of loud noise. However, damaging noise does not necessarily have to result from extreme situations. Even cumulative exposure to everyday noises, such as the sounds of daily traffic, construction work, or a noisy office can contribute to hearing loss.

Hearing loss can have serious implications, leading to communication disorders, isolation, depression, cognitive dysfunction, and overall decline in quality of life. While hearing loss has historically been considered an effect of aging, recently some government agencies, health care organizations and insurance companies have begun increasing their scope of services and coverage's to include early interventions for children up to the age of 12. While a great many people suffering from hearing loss can be helped with the use of hearing aids, a survey by the National Council on the Aging (NCOA) indicated that older adults with hearing impairments, who do not wear hearing aids, are more likely to report sadness and depression, worry and anxiety, paranoia, diminished social activity, and greater insecurity than those who wear aids. We believe that the products and technologies currently available are broad and varied and in most instances can afford to the hearing impaired individual the amplification necessary to afford them the ability to have improved hearing and enjoy a full and normal lifestyle. In addition, we believe that these people could also benefit from the use of other assisted listening devices, such as telephone or television amplifiers (see "Products", below).

The Future of the Industry

While we recognize that in the past and still today, many members of the public have been reluctant to use hearing aids, we believe that this industry can be expected to experience substantial and continuing growth during the coming decades. Management recognizes our ability to take advantage of these increases and that we must have required additional capital and infrastructure to be successful. Although the statistics of the last three years have shown minor growth, Sergei Kochkin, PhD, an officer and board member of the Better Hearing Institute and a director of market development at Knowles Electronics, has written a market research article in which he concluded that, "With modern estimates of hearing loss ranging from 24 million to 28 million and hearing instrument penetration at only 21% to 22% historically, it is of interest to determine the extent to which the more than 20 million hearing- impaired individuals who do not use hearing instruments are, in fact, current or future candidates for hearing aids. In the past we have conservatively estimated that if even 25% of the non-owner market were convinced to purchase hearing aids over the next five years that the market would double and retailers would realize an incremental $1 billion a year."

Some of the factors which we believe will contribute to a measured expansion of hearing aid use and audiological services include the following:

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

As a result of the increase in the early intervention area of audiology, many health care organizations, managed care organizations and health care insurance companies (including medicaid) have begun to reimburse the costs of implementing early intervention testing procedures in their reimbursement schedules. We are currently expanding our marketing efforts in the early intervention segment of our business, mainly through the efforts of John H. Treglia our president and CEO.

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

Our Yonkers office and our Pennsylvania office are open and functioning on a full time basis. We had expected that another office in Yonkers, which was recently closed, would provide full time services on an as needed basis. However, such offices were recently closed since it failed to meet our projected profitability. Our Wartburg out-patient office is currently open two days per week and our Wartburg Nursing Home office is currently open an average of four days per month, on an as-needed basis. Our Ludlow Street Yonkers office is staffed and supervised by a full-time, licensed and certified audiologist and one full-time patient care coordinator. Our Pennsylvania office operates on a full time basis and is staffed by a state licensed hearing aid dispenser, as required by applicable Pennsylvania law and at least one clerical employee.

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

Our on-site nursing home offices, which do not have their own existing on-site testing booths and audiological equipment, are equipped with our portable electronic audiological equipment brought in by the audiologist at each visit. This equipment meets or exceeds the requirements of all federal and state agencies as well as all third-party payers. We have found this equipment to be adequate to serve the needs of almost all patients at these facilities and continually upgrade all equipment to the latest industry standards.

On-Site Offices

The Wartburg Adult Care Community Outpatient Clinic and The Wartburg Nursing
Home

We have entered into lease and service agreements with The Wartburg Adult Care Community Outpatient Clinic and the Wartburg Nursing Home. These facilities are part of the Wartburg Adult Care Community which is located in a 36-acre campus in the town of Mount Vernon in Westchester County, New York. The Wartburg is a comprehensive senior health care complex which includes residential assisted living, nursing home, and critical care facilities as well as a 16,000 square foot Outpatient Health Services complex serving area residents as well as persons residing within the Wartburg facilities. Our contracts with the outpatient clinic and the nursing home provide for our:


     * Operating an on-site dispensing and testing office in the Wartburg Diagnostic and Treatment Center (outpatient center). Under the terms of the contract, our office has use, at no cost, of a common reception and waiting room and reception personnel in the Wartburg, who will schedule and coordinate patient appointments. This facility is fully equipped, including a sound- proof booth, and all required electronic testing equipment as well as all other peripheral equipment necessary for appropriate audiological testing and the fitting and dispensing of hearing aids. This office is used for the treatment of both non-resident outpatients and Wartburg assisted living facility residents. We are currently in the process of expanding the patient base to include early intervention (pediatric testing and evaluation) as well as dispensing of hearing aids when deemed appropriate and necessary.

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

Presently, the Wartburg outpatient facility handles six hundred patient visits per month. We had anticipated that during the past six months, we would devote a total of approximately two to three days per week to patients at the Wartburg facilities, but we fell short of our expectations. The Wartburg Diagnostic and Treatment Center had advised us that it intended to actively promote its outpatient services but financial constraints have prohibited them from doing so. We will continue to expand our own marketing program as soon as the financial resources are available to us. We intend to coordinate such a marketing program with the Wartburg so as to maximize promotion of our Wartburg outpatient facility, as well as our other facilities. Because of financial constraints, the Wartburg was unable to fully implement its projected marketing program. This has continued to negatively impact our projected growth of our audiological services and hearing aid sales. It is our belief that our continued coordinated marketing efforts and the physical presence of our facility on-site, will increase patient awareness of our services. To date, we have not been as successful in our business operations as our original projections had lead us to believe. With anticipated increases in capital and fording, we continue to believe these goals of additional revenues and/profitability can be attained. In response to the expected growth in pediatric and early intervention services which are to be added to those services we already provide, the Wartburg is in the process of constructing 2 separate waiting rooms for its patients. It is intended that one room will be for seniors and one will be for pediatric patients. This construction is not being undertaken solely to accommodate our patients but also for the Wartburg's expected entrance into pediatric medical, psychiatric and physical rehabilitation services. As a result, we intend to increase our personnel and operating hours at the Wartburg Out-Patient Clinic in order to adequately service the non-resident outpatients that will be added, as well as the full time residents/patients of the facility.

Existing Contracts with Nursing Home Facilities

We have presently entered into contracts with approximately fifty eight nursing homes for the establishment of on-site offices and our appointment as sole provider of audiological services and products during the terms of the contracts. The following sets forth the nursing home facilities that we have entered into such contracts:

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

In the past we have aggressively pursued contracts with new nursing home facilities (especially those that have been made available to us pursuant to the needs of our association with Park Avenue Medical Associates, PC as set forth herein). However, we have currently curtailed these efforts due to capital constraints which prevent us from adding to our professional staff of audiologists and therefore adding to the number of nursing home and senior care facilities we are currently unable to service.

We are also in process of renegotiating existing contracts with these facilities to add additional revenues to make up for the cuts in Medicaid and Medicare reimbursement rate.

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

We provide follow-up services including, where necessary, additional personal contacts with the patient and/or the patient's family, for the purpose of monitoring and guiding the patient's progress in successfully utilizing the hearing aid and making all adjustments required to insure a successful outcome. We also have a family hearing counseling program to help the patient and his or her family understand the proper use of their hearing products and the nature of their disability. These services are provided on an as needed basis as determined by the licensed audiologists.

In addition to all of the foregoing services, at the Wartburg Nursing Home, and at all on-site offices which we may establish at other nursing homes in the future:

     * We continually coordinate with these facilities for the payments which have not been reimbursed by the various third party payors and are to be paid to us by the facilities or the patients (this does not include Medicaid beneficiaries).

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

Early Intervention Services

While hearing loss has historically been considered an effect of aging, recently health care professionals as well as some government agencies, health care organizations and insurance companies have begun to increase their scope of services and coverage's to include early interventions for infants and children up to the age of 16. The reason for the rise in early intervention is due to the fact that many organizations now believe that pediatric hearing impairment may be the cause, or part of the reason, for such disorders as Attention Deficit Disorder, Dyslexia, disciplinary problems, educational underachievement and disfunctional behavior with a family setting, especially with siblings. Unfortunately, many of these problems have been deemed to be caused by alcohol and drug abuse by the child's mother or other prenatal problems which were not previously brought to light. We currently have referral contracts with and provide audiological services to the following agencies:

                           -First Step Services, Inc.
                           -Los Ninos Community Services
                           -Speech and Communications Professionals
                           -Project Rainbow
                           -Secundino Services, Inc
                           -Early Achievers Services, Inc.
                           -Paxxon Healthcare Services, LLC

As a result of our providing such services for these companies, we are continually approached by similar organizations and we believe that we can attain substantial growth in this new source of revenues to our company if our operating capital improves.

We were in negotiations to enter into a business combination with Paxxon Healthcare Services, Inc. However, we have ceased negotiations with Paxxon and we do not currently anticipate that we will enter into any form of business combination with Paxxon.

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

Existing Contracts With Health Care Providers and Third-Party Payers

To date we have entered into contracts for the provision of audiological services with an excess of sixty health care provider organizations, as well as third-party payers such as Medicare and New York State Medicaid. We expect these additional contracts to continue to grow as we progress. We believe that we currently have sufficient staff and facilities which are geographically accessible for all participants in organizations which we have contracted with. Some of these groups and organizations include:

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

Los Ninos Services, Inc.
Genesis Health Care, Inc.
Pomco
National Ear Care Plan, Inc.
Paxxon Health Care Services
Visiting Nurse Services of Bronx/Westchester Counties
United Health Care
Local 1199
Blue Cross Senior Plans
Aetna US Health Care
Blue Cross Senior Plan
GHI (General Health Insurance)
AARP (Secondary Pay)
American Postal
Workers Union
 United America Insurance
Mutual of Omaha
Cigna
City of Yonkers
First United (Secondary Payer)
Westchester Community Health Plan
Local 32 E
 Health Source
Fidellis
Oxford
Genesis Health Care

Generally, our agreements with health insurance or managed care organizations provide for services to be offered on four different bases, including:

     (1) fee for service basis based on a contractual rate which we offer to provider's members (all paid for by the patient); and

     (2) an encounter basis where we are paid a fixed fee by the insurance or managed care organization for each hearing aid sold (with the balance paid to us by the individual member).

     (3) a special Medicare/Medicaid encounter basis where we are paid a fixed fee by Medicare and/or Medicaid for particular audiological services, at a price preestablished by Medicare or Medicaid (other than the "deductible" amount, which is paid either by the patient or other third-party payers).

     (4) For those services not covered by a third party payor to be paid either by the facility or the patients family members.

Requirement for Renewal of Agreements with Health Insurance and Managed Care Organizations

The terms of most agreements with health insurance and managed care organizations are subject to renegotiation annually. Moreover, most of these agreements may be terminated, at any time, by either party on 90-days notice. Even if we are successful in expanding our base of contracts with such organizations and institutions, the early termination or failure to renew such agreements could adversely affect our results of operations. To date, we have not been terminated and, in some instances, new and updated contracts have been signed.

Nursing Homes

Approximately fourteen nursing homes, assisted living facilities and adult day care centers currently provide out-patient referrals and transportation of their residents to our Ludlow Street office. We also provide limited on-site testing and evaluations within these nursing homes for residents who are disabled or infirm. These nursing homes include:

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

On-Site Offices

We have established an on-site office at The Wartburg Adult Care Community Outpatient Clinic, where our location makes us the sole on-site audiological services provider to patients being treated at the clinic. We have also established an on-site office at The Wartburg Nursing Home where we are the exclusive provider of audiological services to all residents at the Nursing Home. Our audiologist visits the out-patient clinic two half-days per week and the nursing home four half-days per month. On average, our audiologist sees approximately six to eight patients, per half-day, at each of these facilities. We had expected that the amount of time our audiologists would spend at the out-patient clinic would increase to at least two full days per week. The current financials constraints taking place at this facility have negatively impacted this anticipated growth.

Area Hospitals

We have established relationships with five area hospitals who have been referring patients to our Ludlow Street office. We believe that if we receive the necessary infusion of additional capital, the growth in the number of our sales offices will put our services within the geographical reach of an increased number of the patients of these and other hospitals. We therefore, expect that these relationships will have a continuing impact on the volume of our out-patient referrals. The hospitals with which we have established patient referral relationships are:

         1.       Saint Josephs Medical Center South Yonkers, NY
         2.       Yonkers General Hospital South Yonkers, NY
         3.       Montefiore Medical Center Northeast Bronx, NY
         4.       Westchester Medical Center White Plains, NY
         5.       Saint Johns Medical Center

Physician Referrals

Referrals from physicians are generally based upon personal contacts and established patient and physician satisfaction. We endeavor to maintain our relationships with referring physicians by using a timely comprehensive medical reporting system which provides each referring physician with a full audiological report on each of their patients that visit our offices.

Payments for Services

Our customer base includes self-pay patients, patients whose costs are covered by medicare or medicaid, patients whose costs are covered by private health care organizations; and patients whose costs are covered as union benefits). Treating Medicare and Medicaid patients involves payment lag issues which are currently problematic for us because of our current capital constraints. Current Medicare and Medicaid payments for audiological services and hearing aids can take as long as 120 to 180 days after approved services are provided and hearing aids are dispensed. In order to assist us with the cash flow lag, we have been successful in obtaining from some of our suppliers an extension of their normal payment term. We are hopeful that if the current domestic economic conditions improve in the near future, we will be able to put bank financing arrangements into place which will provide us with a credit line for working capital. Beginning in February 2002, we began billing Medicare directly on-line. We anticipate that this will continue to accelerate our collection time. Medicaid does not currently have an on-line billing system for audiological services or the billing for hearing aids dispersed, and we therefore continue to encounter the long payment lag from time of service to actual payments.

Sales and Marketing

Recognizing the vast untapped market of hearing impaired individuals we intend to continue to expand our marketing efforts to include, on a more highly concentrated basis self-pay patients who had previously not been our principal customer base, to include:

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

Marketing to these organizations and entities has consisted and for the near forseable future solely of personal contacts by our president, John H. Treglia, with all of the types of entities and organizations listed above.

Proposed and Existing Advertising and Marketing Program

We intend to continue to try to bring our company and our services and products to the attention of managed care providers, which can promote our products and services to the hearing impaired, and to their participating members. In connection with this, we began a proposed, but somewhat limited, joint advertising campaign with the Wartburg Out-Patient Clinic. The combined capital constraints of the Wartburg and our company have continued to cause all current advertising to be discontinued. We also intend to increase our marketing efforts to the self-pay, (uninsured patient) market when sufficient operating capital is made available. Our marketing plan contemplates implementing an aggressive advertising and marketing program focused on both of these markets, highlighting the quality of our services and products, as well as competitive pricing. In addition, to address the substantial growth in the number of assisted living facilities and nursing homes, we intend, when financial resources are available, to retain a director of senior care and nursing home marketing to promote and develop relationships with such establishments. At present, all marketing to health care organizations is done by our CEO, Mr. Treglia. Our marketing and advertising efforts have been continually hindered by our capital constraints which have adversely effected our originally projected higher gross profit percentages.

It is our goal to establish ourselves as a provider of highly professional services, quality products, and comprehensive post-sale consumer education. Our marketing campaign, although currently limited, will emphasize company-operated, free seminars on hearing and hearing loss, as well as direct consumer advertising in local radio, newspaper, and, eventually, television media.

In April of 2002 we entered into a binding letter of intent with United Hearing Systems, Inc. to purchase all of their assets. Although our management devoted a substantial amount of time and resources into this potential acquisition during the 2002 year we ultimately determined that the purchase of these assets would not have the original perceived positive impact on our potential profitability.

Business Strategy - Audiological Services

Our business plan recognizes that increasing the number of our sales offices will make our services conveniently accessible to a greater number of participating members of health care organizations and other entities with which we have relationships or may establish relationships. Our plan is therefore to couple such an increase in offices with an expansion of our patient referral base. We expect this two-pronged approach to enable us to substantially increase the volume and profitability of our business by further concentrations on the private pay population. We believe that our success will be largely dependent upon our ability to raise capital and then use such funds to:

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

Proposed Financing Plans

In order for us to implement our business plan, we will require financing in a minimum amount of $500,000 during the next twelve months. We intend to use our best efforts to generate between $500,000 and $1,000,000 in equity or convertible debt financing from a private placement of our securities within six to eighteen months. To date, we have received limited financing which we believe is in part attributable because of the current years market conditions. At this time, we are unable to state what the terms of the anticipated private placement will be or the amount of shareholder dilution which will result from the intended financing.

If we are unable to raise these funds through a private placement, we will endeavor to raise the required financing from other sources such as lease financing for major equipment purchases and loans from banks or institutional lenders. We cannot be certain that we will be able to raise the required financing from any of the foregoing sources.

If we fail to do so, our growth will continue to be curtailed and we will concentrate on increasing the volume and profitability of our existing outlets, using any surplus cash flow from operations to expand our business as quickly as such resources will support.

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

Government Regulation

Federal

The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level. The United States Food and Drug Administration ("FDA") is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids:

(i) A physician's review. While the FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase, patients may sign a waiver in lieu of a physician's examination. A majority of our patients and targeted market are members of the managed care or institutional providers with whom we have contracts, or whom we expect to enter into contracts with, to provide hearing care. Some of these organizations require a physician referral. Consequently, even if any new federal or state physician referrals are mandated in the future, they should not be expected to have an adverse impact on our operations.

(ii) A return policy. The FDA requires states to adopt a return policy for consumers offering them the right to return their products, generally within three to forty five-days. In Pennsylvania, where the state mandated return period is three days, we offer our customers a full thirty-day return policy. In New York, the state requires a forty-five day return period, which we comply with. Moreover, if our audiologist determines that an individual patient requires additional time to become acclimated to using a hearing aid, we will extend the return period to accommodate such special needs.

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

State

Generally, state regulations, where they exist, are concerned primarily with the formal licensure of audiologists and of those who dispense hearing aids and with practices and procedures involving the fitting and dispensing of hearing aids. In Pennsylvania and New York, where we currently operate, and in New Jersey and Connecticut, which are part of our currently targeted markets, such regulations do exist. We believe we are in compliance with all applicable regulations in Pennsylvania and New York and we intend to format all of our programs in Connecticut and New Jersey so that they are in full compliance with the regulations of those states. While we believe it is unlikely, there can be no assurance that regulations will not be promulgated in states in which we operate, or plan to operate, which could have a material adverse effect upon us. Such regulations could include stricter licensure requirements for dispensers of hearing aids, inspections of centers for the dispensing of hearing aids and the regulation of advertising by dispensers of hearing aids. We know of no current or proposed state regulations with which we, as we currently operate, could not comply.

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

Employees

As of June 1, 2004, in our New York area operations, we had a total of four full-time, and two part-time employees. Full-time employees include, our president and CEO, John H. Treglia, two New York State licensed audiologists, and one receptionist - patient care coordinator. In our Pennsylvania operations, we employ two full-time employees. Our part-time employees consist of three Pennsylvania Registered Hearing Aid Fitters, who work for us, on an as needed basis (part- time), and two Pennsylvania licensed audiologists who consult with us on an as needed basis.

The loss of the services of Mr. Treglia would adversely affect the conduct and operation of our business. To date we have not purchased a "key man" insurance policy on Mr. Treglia's life. However, we intend to purchase such a policy in the amount from $1M to $3M, at such time as we have the financial resources to do so.

                      COMPREHENSIVE NETWORK SOLUTIONS, INC.

Section A Mission & Purpose

The hearing aid industry was changing at a rapid pace and management decided to identify additional opportunities to position Nantucket as a major provider of health care delivery systems.

The first successful result of this search was the acquisition of 100% of the stock of Comprehensive Network Solutions, Inc. (CNS) an Austin, Texas based company in the business of disease management through the development of healthcare networks with common purposes. Nantucket management believes this is the foundation for a premier medical savings card in the rapidly expanding market place. CNS's discount medical savings card can be customized to serve both retail and commercial markets with a broad menu of health care service options. CNS's early entry into the market should enable CNS to capture a large market share in a short period of time.

Background:

Significant market changes have occurred over the past two years that creates an advantageous environment for new health care financing initiatives in all three major commercial markets - Employee Benefits, Individual Health Benefits and Workers' Compensation. These changes present the opportunity for traditional and complimentary medicine to increase their collaboration coupled with innovative consumer choice and defined contribution products which are the foundation of Comprehensive Network Solutions business strategy and plans.

Change 1: As the cost of health care has begun to increase in double digits again, employers, health insurers and the uninsured are all searching for alternatives to traditional health insurance, health plans and HMO's. Initial efforts in the market have focused on medical savings plans and defined contribution alternatives. This is leading to the logical consumer focused alternative of limited indemnity reimbursement plans coupled with discounted networks of preferred providers. Historically consumers, employers and health issuers focused on choosing the insurance plan that met their anticipated financial needs and then concerned themselves with what health care providers they could access. The move toward consumer choice requires the benefit purchaser, now the individual with either their own or their employers fixed dollar amount to spend, to choose the health care providers they want to access and then choose the financing arrangement that best meets their individual needs. For all segments of the benefit market, this shift of purchase priority means that consumers are demanding a broad array of health care providers including complimentary and alternative care.

CNS, Inc. Business planning includes products, administration and product distribution to exploit this market change in a defined geographic market initially, and then broadening to more markets with improved products. The initial packaged products include six levels of providers networks and one limited indemnity medical insurance plan. These products have been trademarked as CNS Select, CNS Advantage, CNS Optima and CNS 500 Plan which will be marketed to individuals utilizing the chiropractic networks either owned or under the control of CNS, Inc. Summaries of these products are attached to this business plan of reference. These products will be marketed to employers, unions, trade associations and municipalities.

Change 2: Traditional employee benefit plans and workers' compensation plans have begun incorporating disease management processes and services into their operations. Disease management programs are based on the principle that there are a few diagnosis that generate most of the cost of a health plan and that these diagnosis can be managed cost effectively through the introduction of a closed network of health care providers who agree to follow evidence based, best practice diagnostic and treatment guidelines for patients with these specific diagnoses. Seminal work on this cost management and patient outcomes strategy began over 15 years ago and has progressed for diseases such as diabetes, heart disease, stroke, arthritis and others. Diseases and conditions of the back, neck and upper extremities were primarily ignored until recently. These conditions are now a focus of disease management as their costs increase compared to the costs of other diseases which have been reduced comparatively. Until the early 1990s, back conditions were not in the top 15 diagnoses by costs. Today, these conditions rank in the top 10 for cost with the least positive patient outcomes.

CNS, Inc. Began in 2002 with a mission to develop disease management treatment guidelines that would address back, neck and upper extremity musculoskeletal conditions specifically for workers' compensation. During the past year, these have been codified and copyrighted. Through an affiliation with the Health Partners, the strategy is to develop Exclusive Provider Organizations (EPO) in markets where state regulation enables workers' compensation plans to direct injured workers to specific health care providers. The CNS' EPO's will be marketed to workers' compensation and employee benefit plans on the basis access fees, case management fees and shared savings of future medical costs versus historic medical costs and patient outcomes. The longer term strategy will be implemented based on actual performance of CNS disease management outcomes over a period of one or more years' data.

Mission: Provide high quality consumer choice and defined contribution health care benefits for employees and uninsured and underinsured individuals while continuing development of evidence based disease management program for musculoskeletal conditions of the back, neck and upper extremity.

Purpose: Focus on those marketing health care benefits that will meet the real perceived health care needs of consumers, enabling these prospective clients to choose appropriate providers and financial arrangements that best meet their individuals needs. Complete development and market implementation of a high quality musculoskeletal disease management program for target markets with directed care of workers' compensation cases.

ITEM 2. PROPERTIES

Corporate Headquarters

Our corporate headquarters is located in Suite 602, The Ludlow Street Medical Building, located at 45 Ludlow Street, Yonkers, New York. This office consisted of 850 square feet. We recently leased an additional 800 square feet to accommodate additional sales and administrative personnel hired by us pursuant to the acquisition of Comprehensive Network Solutions, Inc. (see subsequent event).

We occupy these premises pursuant to a five year lease with Diamond Properties, Inc. which expires in February 2006. With the additional space, our lease calls for monthly rental payments of $2,100 fully inclusive of all utilities, taxes, and other charges. The building in which these offices are located is of a newly renovated, seven story building which houses the private offices of approximately twenty physicians, dentists, and other medical professionals, with adequate, free, or off street parking available. It is located off of a main street and is around the corner from Saint Joseph's Medical Center, a major area health care facility.

Ludlow Street Sales and hearing Aid Dispensing Office

We have a retail sales and dispensing office located on the first floor lobby of the Ludlow Street Medical Building in a retail space adjacent to the elevators. We occupy this space pursuant to a five-year lease with Diamond Properties Inc, which will expire in February 2006. The lease calls for monthly rental payments of $1,087, fully inclusive of all utilities, taxes and other charges.

This facility comprises approximately 800 square feet and has a glass enclosed, visible waiting and reception area and a private fully equipped testing and dispensing office. This office is fully equipped as an audiological and hearing aid dispensing facility; equipment includes: (i) a full spectrum hearing suite, consisting of a wheel chair accessible sound-proof testing booth, of approximately 10 feet x 12 feet, designed to accommodate the needs of pediatric patients as well as handicapped adults; (ii) an electronic audiometer; (iii) an electronic tympanometer; (iv) a computerized hearing aid programmer; and (iv) other required peripheral testing, fitting and repair equipment. This equipment was purchased, used, from Saint Joseph's Hospital, which has discontinued its audiological services department. The equipment purchased from Saint Joseph's included, in addition to the equipment listed above, a second full spectrum hearing suite, which we are presently keeping in storage. All of the equipment which we purchased from Saint Joseph's, and which we are currently using, is modern and has been totally refurbished and recalibrated. Saint Joseph's original cost for this equipment was approximately $54,000 and its replacement cost would be approximately $78,000. We were able to purchase, relocate, refurbish and recalibrate the equipment for a total cost of $19,000. This equipment enables us to fully service all patients whom we see at this facility, including the nursing home patients who are brought to us on an out-patient basis as well as pediatric patients.

The Wartburg Diagnostic and Treatment Center On-Site Facility

On April 1, 2001, we began operations at our dispensing and testing office located on-site at the Wartburg Adult Care Community, Outpatient Clinic. This office is approximately 500 square feet and is located in the Outpatient Health Services Building on the Wartburg Mount Vernon Campus. We are permitted the use of common reception and waiting room facilities. The Wartburg also makes available to us, without additional charge, a large meeting room in which can run our hearing health care fairs in conjunction with the Wartburg. We occupy this office pursuant to a lease between our subsidiary, Interstate Hearing Aid Service and The Wartburg Diagnostic and Treatment Center. This lease is for an unspecified term beginning on March 12, 2001. The lease calls for monthly rental payments of $375, fully inclusive of all utilities, taxes, and other charges. The lease amount is subject to review upon written request by either party on the March 12th anniversary date of the lease. This dispensing office is outfitted and equipped with: (i) a standard size wheel-chair accessible sound-proof booth, (ii) an electronic audiometer; (iii) an electronic tympanometer; (iv) a computerized hearing aid programmer; and (iv) other required peripheral testing, fitting and repair equipment.

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

The Wartburg Home of the Evangelical Lutheran Church On-Site Facility

We operate a dispensing and testing facility at The Wartburg Home of the Evangelical Lutheran Church, a nursing home. This facility is approximately 150 square feet and is located on the third floor of the building housing, The Wartburg Skilled Nursing Facility on the Wartburg Mount Vernon Campus. We occupy this facility pursuant to a lease between our subsidiary, Interstate Hearing Aid Service and The Wartburg Home of the Evangelical

Lutheran Church. This lease is for an unspecified term beginning on March 15, 2001. The lease calls for monthly rental payments of $200, fully inclusive of housekeeping, security services, all utilities (excluding telephone charges), taxes, and other charges. The lease amount is subject to review upon written request by either party on the March 15th anniversary date of the lease. The equipment used in this office consists of portable audiological equipment, specifically designed to be in compliance with all federal and state requirements as well as those with all third-party payers, and brought in by the audiologist at each visit. This equipment is also used for bed-side testing when required for the treatment of infirm patients. Under the terms of the lease, we are required to maintain certain medical and administrative practice policies and procedures of the Outpatient Facility. We are also obligated to provide specified levels of audiological services at specified times, to maintain professional liability insurance, and to indemnify the nursing home.

Pennsylvania Forty-Fort Office

We currently lease an 800 square foot, street level office at 142 Wells Street, Forty-Fort, Pennsylvania. This facility is located in the main business district of Forty-Fort and the space is utilized for administrative, sales, dispensing, and telemarketing activities. The facility is divided among offices, waiting rooms, a sound deadened testing area, a dispensing area, and small telemarketing area. This facility is also used as a coordination center for our Pennsylvania licensed hearing aid fitters, who test and dispense hearing aids on an in-home basis, the most common method of dispensing hearing aid products in rural areas.

ITEM 3. LEGAL PROCEEDINGS

We are unaware of any pending or threatened legal proceedings to which we are a party or of which any of our assets is the subject. No director, officer, or affiliate, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended February 28, 2004, we did not submit any matters to a vote of our shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock, $.10 par value, was traded on the American Stock Exchange under the symbol "NAN" until April 17, 1998. Because we had fallen below American Stock Exchange guidelines for continued listing, effective April 17, 1998, our common stock was delisted. It is currently traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "OTC Bulletin Board"). The stock was quoted on the OTC Bulletin Board under the symbol NANK until March 3, 2000, when we filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. After that date, our OTC Bulletin Board Symbol was changed to, NANKQ. On January 25, 2002, when the "Reverse Acquisition" was made on a stock-for-stock-basis pursuant to the terms of our Chapter 11 reorganization, the symbol was changed to NTKI. The following table sets forth representative high and low bid prices by calendar quarters during the period from (March 1, 2000 through February 28, 2004) and the subsequent periods. The level of trading in our common stock has been sporadic and limited and the bid prices reported may not be indicative of the value of our common stock or the existence of an active market. The OTC market quotations reflect inter-dealer prices without retail markup, markdown, or other fees or commissions, and may not necessarily represent actual transactions.

                                                              Bid Prices
Period                                                        Common Stock

                                                                Low               High
                                                                ---               ----

Fiscal Year Ended February 28, 2002
May 31, 2001                                                   $0.01             $0.05
August 31, 2001                                                 0.01              0.07
November 30, 2001                                               0.01              0.50
February 28, 2002                                               0.15              0.80

Fiscal Year Ended February 28, 2003

May 31, 2002                                                   $0.75             $1.75
August 31, 2002                                                 0.40              0.95
November 30, 2002                                               0.08              0.65
February 28, 2003                                               0.10              0.23

Fiscal Year Ended February 28, 2004

May 31, 2003                                                   $0.75             $1.75
August 31, 2003                                                 0.60              0.17
November 30, 2003                                               0.62              0.81
February 28, 2004                                               0.55              1.37

We have never paid any cash dividends on our common stock, and have no present intention of doing so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information for the three fiscal years ended February 28, 2003.

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this report.

                              For Fiscal Year Ended
                              ---------------------
                    (In thousands, except per share amounts)

                                     Feb. 28      Feb. 28       Feb. 28
                                        2004         2003          2002

Summary Statements of Operations
--------------------------------

Net sales                         $      409      $   406        $   38
Gross profit                              88           83             9
Net (loss) gain sale of asset                          --            --
Net gain sale of asset                                 --            --
Net income (loss)                        307         (169)        1,370
Net earnings (loss)
per share-basic
and diluted                             (.03)        (.02)         (.38)
Average shares
outstanding                                         8,440         3,620

Summary Balance Sheet Data

Total assets                           1,408          828           254
Working capital                          437           40           147

Long-term debt (exclusive
of current maturities)                    30           --            --
Convertible subordinated
debt                                                   --            --
Stockholders' equity                   1,232          642           931

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected our financial position and operations during the fiscal years ended February 28, 2004 and February 28, 2003. This discussion also includes events which occurred subsequent to the end of the fiscal year ended February 28, 2004, and contains both historical and forward- looking statements. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" "intend(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company's business, including the discussion at the end of this Management's Discussion and Analysis. This discussion should be read in conjunction with the Company's Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

The Reorganized Company

Pursuant to the terms of our Chapter 11 Plan of Reorganization, we effected a "Reverse Acquisition" by which we acquired all the issued and outstanding capital stock of Accuntone, Inc., a Pennsylvania corporation.

As a result of the above-described acquisition, Accutone Inc. (together with Accutone's wholly-owned subsidiary, Interstate Hearing Aid Service, Inc.) is now our wholly owned subsidiary. Through February 28, 2004, we had no business or assets other than those which we acquired through our acquisition of Accutone. (see subsequent event for disclosure of business acquired after February 28, 2004). With respect to our current business, history, and prospects, Accutone is the predecessor of Nantucket.

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

Until the summer of 2000, a small portion of our business consisted of manufacturing operations. However, because of changes in the competitive climate of the hearing aid manufacturing industry and the comparatively small level of our operations, we discontinued all manufacturing on July 30, 2000. This marked the beginning of a significant change in our then effective business plan, which now encompasses concentrating our marketing to nursing homes, hospitals, out-patient clinics, members of managed health care providers, such as health maintenance organizations ("HMO's"), Physician Provider Organizations (physician group practices known as "PPO's"), union health plans, medicare, and medicaid while expanding an advertising campaign aimed at individuals in the non-insured self- pay market. The geographic emphasis on this business has been and will continue to be focused in the New York metropolitan area. Since implementing this business plan, we have entered into contracts with approximately 63 managed health care provider organizations, unions, local municipalities and secondary health care insurance providers and pediatric care organizations in the New York metropolitan area, including Medicare and Medicaid. We are continually in negotiations with other such organizations.

In addition to marketing our services, we are continuing to attempt to expand our audiological staff and the level of operations and profitability at our existing offices as well as operations at new retail sales and dispensing offices in the New York Metropolitan area. Our long term goal in the audiological field is to expand our operations in this concentrated geographic area.. To date such expansion has been curtailed by our failure to obtain significant financing.

We also provide in-home fitting and dispensing services in the State of Pennsylvania, where our customer base is located in a somewhat rural area, making home visits convenient for our customers. We have four Pennsylvania Registered Hearing Aid Fitters who are available to us for in-home, as well as office visits in Pennsylvania. Through our offices and our in-home services, we offer a full range of audiological products and services for the hearing impaired. We have been unable to provide these services to our expectation level based on our need for capital infusion.

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

We have been endeavoring to put all of these elements into place but have been unable to do so due to budgetary constraints. Therefore our primary goals during the next eighteen months, if we receive adequate financing, will include:

     * opening and establishing operations at additional fully equipped offices accessible to residents of all five boroughs of New York City.
     * opening and establishing operations at sales and dispensing offices on-site at additional nursing homes in the New York metropolitan area.
     * increasing the number of audiologists on our staff to service these additional facilities; and
     *    hiring a chief financial officer and a chief operations officer.

We intended to implement an aggressive advertising and marketing campaign aimed at individuals and managed health care organizations. In order to undertake these initiatives we have established a professional advisory board of 6 individuals with high levels of experience and expertise in hearing health care, gerontology, accounting, marketing and various other medical practices.

We were in negotiations to enter into a business combination with Paxxon Healthcare Services, Inc. However, we have ceased negotiations with Paxxon and we do not currently anticipate that we will enter into any form of business combination with Paxxon.

Subsequent Events

On March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. based in Austin, Texas, from the Comprehensive Shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the Comprehensive shareholders. Pursuant to the Agreement, Comprehensive became our wholly owned subsidiary. Additional consideration of $60,000 was also paid to Comprehensive to be used as working capital and we assumed a liability of $25,000 for marketing services performed by an individual. Such liability was satisfied through the issuance of 25,000 shares of our restricted common stock to such individual. All shares issued in this transaction have a holding period of two years.

The acquisition will allow us to utilize the resources of both companies to enter the health benefit market with consumer choice products for individuals, employers, associations, unions and political subdivisions. Comprehensive's business plan focuses on marketing health care benefits that enable the prospective clients to choose appropriate providers and financial arrangements that best meet their individual needs. The business plan also includes the complete development and market implementation of a high quality musculoskeletal disease management program for target markets with directed care of workers' compensation cases.

Comprehensive was organized in June 2002 with headquarters in Austin, Texas. The company has been focused on specialty health benefits products, including three levels of provider networks and one limited indemnity medical insurance plan. These products have been trademarked as ChiroCare Select, ChiroCare Advantage, ChiroCare Optima and CNS 500 Plan. The company is currently working on expanding its product with additional benefits and alternative benefit funding options. These new expanded products will be offered through a captive retail sales operation to individuals and small employers; and customized private label versions of the products through its broker and consultant relationships to associations, unions political subdivisions and large employers. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured through existing traditional defined benefit health plans.

Comprehensive's goals include a plan to develop disease management treatment guidelines that would address back, neck and upper extremity musculoskeletal conditions specifically for workers' compensation. During the past year, these guidelines have been codified and copyrighted. Through an affiliation with Health Partners, the strategy is to develop exclusive provider organizations
(EPO) in markets where state regulation enables workers' compensation plans to direct injured workers to specific health care providers. Comprehensive's EPOs will be marketed to workers' compensation and employee benefit plans on the basis access fees, case management fees and shared savings of future medical costs versus historic medical costs and patient outcomes.

The Company will continue to refine and improve its predictive model of evidence based on treatment guidelines and disease management for musculoskeletal injuries and illnesses. The quality and cost effective management of these conditions will continue to be a primary focus for the company's medical and network development staff in preparation for additional market introductions.

Our goal is to implement the Comprehensive business model initially in the NorthEast and then expand nationwide. In order to implement these goals, we are interviewing potential qualified candidates to fill various positions of sales, marketing and administration. To date, we have already met with and presented our various discount health care products and services. We estimate that in order to achieve these goals, we will require financing from sources other than cash flow, within the next eighteen months, in an amount ranging from $750,000 to $1,000,000. Since the acquisition, we have been successful in raising approximately $200,000 through private equity offerings. Although we have previously been unsuccessful in raising significant capital, our management believes that the current financial market upturn as well as the benefits of the acquisition of Comprehensive will assist us in potentially raising additional capital. Management believes that the acquisition of Comprehensive will add significant revenues and profitably during the upcoming year to the consolidated Nantucket family of businesses.

Results of Operations

Sales

Sales for the year ended February 28, 2004 were $409,040 compared to $406,134 for the year ended February 27, 2003. Our failure to materially increase sales was due in combination of failure to raise additional working capital on a timely basis and the decrease in Medicaid reimbursement rates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $337,881 in 2004 as compared to $194,887 in fiscal 2003. This increase was due for the most part to increased consulting fees which were substantially paid for by the issuance of our restricted common stock.

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent. The reorganized Nantucket, utilizing the increasing sales and projected potential profitability of Accutone and its subsidiary Interstate Hearing Aid, should generate working capital to finance its current operations, but not enough to expand its scope of business activities.

We estimate that in order for us to achieve our goals to open equipment and staff additional offices, add another 40 nursing homes to those we currently service, increase our volume of sales and profitability, we will require capital investments and expenditures in the amount of $500,000 to $1,000,000. All of these funds will have to be obtained from sources other than cash flow. As noted above, under "Proposed Financing Plans", it is our intention to make a private placement of our equity or convertible debt securities in an amount of at least $500,000. We do not have any established bank credit lines or relationships in place at this time. However, we are optimistic that if we are able to raise a minimum of $500,000 through the sales of our securities, we will be able to establish credit lines that will further enhance our ability to finance the expansion of our business. There can be no assurance that we will be able to obtain outside financing on a debt or equity basis on favorable terms, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to us may not be sufficient to cover the costs of our operations, capital expenditures and anticipated growth during the next twelve months. However, we believe that, even if we are unable to raise the required outside financing we can curtail our growth to such a degree so as to maintain increased operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings, fair values or cash flows. However, there can be no assurance that a sudden and significant decline in the value of European currencies would not have a material adverse effect on our financial conditions and results of operations.

Our short-term bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to the short-term bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries




                                                    Audited Financial Statements
                                                  Years Ended February 29, 2004,
                                                           February 28, 2003 and
                                                               February 28, 2002

                                                      Nantucket Industries, Inc.


                                                                   Contents

================================================================================

Independent auditors' report                                                   2


Financial statements:

Consolidated balance sheets                                                    3

   Consolidated statements of operations                                       4

   Consolidated statement of stockholders' equity                              5

   Consolidated statements of cash flows                                       6

   Notes to consolidated financial statements                               7-19

Independent Auditors' Report



To the Board of Directors
Nantucket Industries, Inc. and Subsidiaries
Yonkers, New York

We have audited the accompanying consolidated balance sheet of Nantucket Industries, Inc. and Subsidiaries for the years ended February 29, 2004 and February 28, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nantucket Industries, Inc. and Subsidiaries as of February 29, 2004 and February 28, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                             F-2



June 10, 2004


                                                                                        Nantucket Industries, Inc.
                                                                                                  and Subsidiaries


                                                                                       Consolidated Balance Sheets
=================================================================================================================================

                                                                                 February 29
February 28,                                                                            2004              2003              2002
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Assets
   Cash and cash equivalents                                                    $    172,429     $         550     $       6,266
   Accounts receivable (Note 2)                                                      147,954           132,324           120,214
   Inventories (Notes 2)                                                               3,870             5,365             5,125
   Prepaid expenses (Note 10)                                                         73,067             8,067           120,000
   Stock subscription receivable                                                     160,800            25,000                 -
   Other current assets                                                                5,000             5,000             2,225
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total current assets                                                   563,120           176,306           253,830
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Property, plant and equipment, net (Notes 2 and 5)                                    61,027            66,340            81,458
Other assets, net
   Covenant not to compete (Notes 2 and 4)                                           300,000           300,000           300,000
   Customer list (Notes 2 and 4)                                                     260,000           285,706           311,984
   Prepaid expenses (Note 10)                                                        223,750                 -           110,000
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                $  1,407,897     $     828,352     $   1,057,272
========================================================================= =================== ================= =================
Liabilities and Stockholders' Equity
   Accounts payable                                                             $    106,768     $      77,766           102,635
   Loans payable                                                                      15,000            55,000                 -
   Pre-petition taxes (Note 1)                                                         3,964             3,964             3,964
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total current liabilities                                              125,732           136,730           106,599
Line of credit (Note 6)                                                               30,000            30,000                 -
Pre-petition taxes, net of current portion (Note 1)                                   19,821            19,821            19,821
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total liabilities                                                      175,553           186,551           126,420
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Stockholders' equity (Notes 1,9 and 10)
   Common stock, $.10 par value; authorized 20,000,000 shares;                     1,166,730           859,052           903,600
    issued 11,667,309
   Additional paid-in capital                                                     13,534,031        13,079,309        13,180,261
   Common stock subscribed                                                           160,800            25,000                 -
   Accumulated equity (deficit)                                                  (13,629,217)      (13,321,560)      (13,153,009)
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total stockholders' equity                                           1,232,344           641,801           930,852
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                $  1,407,897     $     828,352     $   1,057,272
========================================================================= =================== ================= =================

                                                                                 See accompanying notes to financial statements.




                                                                                        Nantucket Industries, Inc.
                                                                                                  and Subsidiaries


                                                                             Consolidated Statements of Operations
=================================================================================================================================

                                                                                February 29,
Years ended February 28,                                                            2004             2003               2002
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $    409,040     $     406,134     $      38,443
Cost of sales                                                                        321,462           324,569            29,731
---------------------------------------------------------------------------------------------------------------------------------
              Gross profit                                                            87,578            81,565             8,712
Selling, general and administrative expenses                                         337,881           194,887           257,276
---------------------------------------------------------------------------------------------------------------------------------
              (Loss) from operations                                                (250,303)         (113,322)         (248,564)
Other expense:
   Interest expense                                                                   10,305             9,437                21
   Depreciation and amortization                                                      47,049            45,792             1,762
---------------------------------------------------------------------------------------------------------------------------------
              Total other expense                                                     57,354            55,229             1,783
---------------------------------------------------------------------------------------------------------------------------------
              Earnings (loss) before income taxes and                               (307,657)         (168,551)         (250,347)
              extraordinary item
Income taxes (Note 8)                                                                   -                 -                 -
---------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary item                                                      (307,657)         (168,551)         (250,347)

Extraordinary item-gain on debt discharge                                               -                 -            1,621,162
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                   (307,657)         (168,551)        1,370,815
Net earnings (loss) per share - basic and diluted                               $       (.03)    $        (.02)    $         .38

---------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                         9,834,258         8,440,251         3,620,168
=================================================================================================================================


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

                                                                                                                             F-4

                                                                                      Nantucket Industries, Inc.
                                                                                                and Subsidiaries


                                                        Consolidated Statement of Stockholders' Equity (Deficit)
=================================================================================================================================

                                         Preferred stock
                                          designated as
                                       non-voting convertible          Common stock
                                       ------------------------ ------------------------------
                                                                                                              Additional
                                                                                                                paid-in
                                              Shares            Amount         Shares           Amount          capital
--------------------------------------    ------------       -----------    ------------     ------------     ------------
Balance at March 1, 2001                         5,000              500        3,241,848          324,185       12,539,503
Cancellation of stock                           (5,000)            (500)      (3,241,848)        (324,185)         299,748
Plan of reorganization                                                           720,443           72,044          (32,418)
Reverse merger-Accutone                                                        5,285,160          528,516         (301,032)
Consultant agreement                                                           1,200,000          120,000          120,000
Executive compensation                                                           630,397           63,040           74,460
Acquisition of audiology practice                                              1,200,000          120,000          480,000
Net earnings
                                          ------------     ------------     ------------     ------------     ------------
Balance at February 28, 2002                                                   9,036,000          903,600       13,180,261
Cancellation of consultant                                                    (1,200,000)        (120,000)        (120,000)
Private placement sales                                                          337,857           33,785           35,715
Executive compensation                                                           416,667           41,667          (16,667)
Net (loss)
                                          ------------     ------------     ------------     ------------     ------------
Balance at February 28, 2003                                                   8,590,524          859,052       13,079,309
Consultant agreement                                                           1,250,000          125,000          200,000
Private placement sales                                                          899,642           89,964          132,436
Executive compensation                                                           357,143           35,714          (10,714)
Convertible debt                                                                 570,000           57,000          133,000
Net (loss)
--------------------------------------    ------------     ------------     ------------     ------------     ------------
Balance at February 29, 2004                                                  11,667,309     $  1,166,730     $ 13,534,031
======================================    ============     ============     ============     ============     ============



                                                                                   Treasury stock
                                                                            -----------------------------
                                          Common Stock      Accumulated
                                           Subscribed        deficit           Shares           Amount           Total
--------------------------------------    ------------     ------------     ------------     ------------     ------------
Balance at March 1, 2001                            --      (14,523,824)           3,052          (19,937)      (1,644,217)
Cancellation of stock                                                             (3,052)          19,937               --
Plan of reorganization
Reverse merger-Accutone
Consultant agreement
Executive compensation
Acquisition of audiology practice
Net earnings                                                  1,370,815
--------------------------------------    ------------     ------------     ------------     ------------     ------------
Balance at February 28, 2002                        --      (13,153,009)                                           930,852
Cancellation of consultant
Private placement sales
Executive compensation
Net (loss)                                                     (168,551)
--------------------------------------    ------------     ------------     ------------     ------------     ------------
Balance at February 28, 2003                    25,000     $(13,321,560)                                           641,801
Consultant agreement
Private placement sales
Executive compensation
Convertible debt
Net (loss)                                                     (307,657)
--------------------------------------    ------------     ------------     ------------     ------------     ------------
Balance at February 29, 2004              $    160,800     $(13,629,217)                                      $  1,232,344
======================================    ============     ============     ============     ============     ============

                                                                            See accompanying notes to financial statements



                                                                                                                        F-5


                                                                                        Nantucket Industries, Inc.
                                                                                                  and Subsidiaries


                                                                             Consolidated Statements of Cash Flows

=================================================================================================================================

                                                                                 February 29,
  Years ended February 28,                                                          2004               2003            2002
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net earnings (loss)                                                        $   (307,657)    $    (168,551)    $   1,370,815
     Adjustments to reconcile net earnings (loss) to
        net cash used by operating activities:
          Depreciation and amortization                                               47,049            45,792             1,762
          Decrease (increase) in assets:
             Accounts receivable                                                     (15,630)          (12,110)         (120,214)
             Inventories                                                               1,495             ( 240)           (5,125)
             Prepaid expenses                                                        (65,000)          111,933          (120,000)
             Other current assets                                                       -               (2,775)           18,106
          (Decrease) increase in liabilities:
             Accounts payable                                                         29,002           (24,869)         (142,129)
             Accrued expenses and other liabilities                                     -                 -           (1,432,807)
  -------------------------------------------------------------------------------------------------------------------------------
                Net cash used by operating activities                               (310,741)          (50,820)         (429,592)
  -------------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                                      (16,030)           (4,396)          (83,220)
     (Increase) decrease in other assets                                            (223,750)          110,000          (721,984)
  -------------------------------------------------------------------------------------------------------------------------------
                Net cash provided (used) by investing activities                    (239,780)          105,604          (805,204)
  -------------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Issue of stock for reorganization, acquisitions and operations,  net            762,400          (145,500)        1,239,610
     Repayment of loans                                                              (40,000)             -                 -
     Proceeds from loans and line of credit                                             -               85,000              -
  -------------------------------------------------------------------------------------------------------------------------------
                Net cash (used) provided by financing activities                     722,400           (60,500)        1,239,610
  -------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                               171,879            (5,716)            4,814
  Cash and cash equivalents, beginning of year                                           550             6,266             1,452
  -------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of year                                        $    172,429     $         550     $       6,266
=================================================================================================================================
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for:
        Interest                                                                $     10,305     $       9,437     $          21
        Income taxes                                                            $       -        $        -        $        -


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

                                                     Nantucket Industries, Inc.
                                                               and Subsidiaries


                                     Notes to Consolidated Financial Statements
================================================================================

                    PRIORITY TAX DEBT
                    -----------------

                    Priority tax debt consisted of governmental taxing authorities whose claims would be entitled to priority of payment pursuant to Section 507 (a)(8) of the Bankruptcy Code. There are no taxes due to government agencies other than personal property tax due to Bartow County, Georgia, for which a claim has been settled in the amount of $23,130. In addition, the Internal Revenue Service filed a priority claim in the approximate amount of $745 and the claim was settled for such amount. The allowed amount of these priority claims, will be paid in full by the reorganized Company in the manner permitted by Section 1129(a)(9)(C) by payment, on account of such claims, of deferred cash payments over a period of six years after the earlier of the date of assessment of such claim or the Effective Date of the Plan, together with interest at the rate provided for in the United States Tax Code as of the date of such payments. The Effective Date is defined in the Plan as the date upon which the order confirming the Plan is final and no longer subject to an appeal.

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


                    The extraordinary gain recorded by the Company was determined as follows:

                    Liabilities subject to compromise at the effective           $   1,731,321
                    date

                    Less:

                    Assumption of pre-petition liabilities                              23,175

                    Liabilities in excess of recorded amounts                           30,575

                    Assets offset against pre-petition liabilities                      21,783

                    Value of common stock issued                                        34,626
                    ------------------------------------------------------------ ---------------
                    Extraordinary Gain on Debt Discharge                         $   1,621,162
                    ============================================================ ===============

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

                    p.   Advertising Costs

                    Costs for newspaper and other media advertising are expensed as incurred and were $20,255, $18,147 and $1,686 in 2004,
                    2003 and 2002, respectively.

                    q.   Sales return policy

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

                                                     Nantucket Industries, Inc.
                                                               and Subsidiaries


                                     Notes to Consolidated Financial Statements
================================================================================

3.   Concentration  Currently approximately 70% of the reorganized of Risk Company's business is based on contracts with The New York State Medical Assistance Program (Medicaid) and Empire Medicare Service (Medicare).

4.   Acquisition of On February 28, 2002 the Company executed a
     Audiology      contract with Park Avenue Medical Practice Associates, P.C.
                    and Park Avenue Health Care Management, Inc. The Park Avenue
                    Group directly employs medical professional personnel, including physicians in both general and specialty practices and other health care professionals such as podiatrists, audiologists, psychologists and psychotherapists.

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

                    The Company issued 1,200,000 shares of restricted common stock to acquire the audiology practice of Park Avenue Medical Associates P.C. Under the agreement the Company gains access to approximately 70 nursing homes to provide complete audiology services. As of February 29, 2004 the Company has entered into contracts with approximately 59 of these nursing homes. In addition, Park Avenue will continue to provide additional access to any new nursing homes they have contact with.

5.   Property,      Property, plant and equipment are summarized as follows:
     Plant and
     Equipment

                                                           February 29,   February 28,   February 28,
                                                                 2004          2003         2002
                    --------------------------------------------------------------------------------
                    Leasehold improvements                  $    25,000   $    25,000   $   25,000
                    Machinery  and equipment                    120,296       104,266       99,870
                    Furniture and fixtures                        6,200         6,200        6,200
                    --------------------------------------------------------------------------------
                                                                151,496       135,466      131,070
                    Less accumulated depreciation                90,469        69,126       49,612
                    --------------------------------------------------------------------------------
                                                            $    61,027   $    66,340   $   81,458
                    ================================================================================

                                                     Nantucket Industries, Inc.
                                                               and Subsidiaries


                                     Notes to Consolidated Financial Statements
================================================================================


6.   Line of        The Company has a revolving line of credit with Park Avenue
     Credit         for up to $30,000. The interest rate on any amount of the
                    line utilized is at prime plus 2%. The agreement expires and on August 1, 2005 with a provisions for a renewal of this agreement.

7.   Net Earnings   The following table sets forth the computation of basic and
     (Loss) Per     diluted loss per share:
     Common Share

                                                                  February 29,     February 28,     February 28,
                                                                         2004              2003             2002
                    ---------------------------------------------------------------------------------------------
                    Net earnings (loss)  attributable to common      $ (307,657)     $ (168,815)      $1,370,815
                        stockholders
                    Accrued dividends on preference shares                    -               -                -
                    ---------------------------------------------------------------------------------------------
                    Denominator   for  basic  and  diluted  net
                        earnings  (loss)  per  common  share  -
                        weighted average shares outstanding           9,834,528       8,440,251        3,620,168
                    ---------------------------------------------------------------------------------------------
                    Basic and diluted net  earnings  (loss) per      $     (.03)     $     (.02)      $      .38
                        share
                    ---------------------------------------------------------------------------------------------


8.   Income Taxes   Deferred income taxes reflect the net effect of temporary
                    differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates.
                    Significant components of the Company's deferred taxes at February 29, 2004, February 28, 2003 and February 28, 2002 are as follows:

                                                                 February 29,  February 28, 2003  February 28,
                                                                         2004                            2002
                    ---------------------------------------------------------------------------------------------
                    Deferred tax assets
                    Net operating loss carryforward                  $  291,900      $   96,950       $   96,950
                    Deferred tax liabilities
                    Difference between the book and tax
                           basis   of   property,    plant   and
                           equipment                                          -               -                -
                    ---------------------------------------------------------------------------------------------
                       Net deferred tax asset                           291,900          96,950           96,950
                       Valuation allowance                              291,900          96,950           96,950
                    ---------------------------------------------------------------------------------------------
                       Net deferred taxes                            $        -      $        -       $        -
                    ---------------------------------------------------------------------------------------------

                                                     Nantucket Industries, Inc.
                                                               and Subsidiaries


                                     Notes to Consolidated Financial Statements
================================================================================

                    The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets, which it cannot presently utilize.

                    For tax purposes at February 28, 2004, the Company's net operating loss carryforward was $834,000, which, if unused, will expire from 2017 to 2021. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carryforward if the ownership change, as computed under each regulation, exceeds 50%.

                    There was no income tax provision (benefit) for the fiscal years 2004, 2003 and 2002.

                    The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

                                                                 February 29,    February 28,    February 28,
                                                                         2004            2003            2002
                    ------------------------------------------------------------------------------------------
                       Computed "expected" provision for:
                           Federal income taxes                       (35.0)%         (35.0)%         (35.0)%
                            Valuation allowance                          35.0            35.0            35.0
                    ------------------------------------------------------------------------------------------
                       Actual provision for income taxes                 -  %            -  %              0%
                    ------------------------------------------------------------------------------------------

9.   Stockholders'  a.  Issuance of Preferred Stock
     Equity
                    On March 22, 1994, the Company sold to its management group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares were convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provided for cumulative dividends at a floating rate equal to the prime rate. Such dividends were convertible into common stock at the rate of $5.00 per share. The conversion rights were waived in May 1998. These shares were redeemable, at the option of the Company, on or after February 27, 1999 and had a liquidation preference of $200 per share. As of February 28, 2001, February 27, 2000 dividends in arrears were $570,134, and $489,484, respectively. The liquidation preference of $200 per share as well as any dividends in areas at that time were settled in full, pursuant to the approved plan of reorganization. (See Note 1).

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

               d.   Private Placements

                    At various dates during the current fiscal year the Company closed on private placements for 899,642 shares of common stock for an aggregate sales price of $222,400. The offers and sales were made only to "accredited investors" as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities act of 1933 to issue the securities without registration.

               e.   Stock plans

                    The Company currently has no stock plans in effect.


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

                                                     Nantucket Industries, Inc.
                                                               and Subsidiaries


                                     Notes to Consolidated Financial Statements
================================================================================

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

               b.   Executive compensation

                    In accordance with employment agreement between the Company and John H. Treglia The Company's President dated, April 3, 2000, Mr. Treglia was entitled to cash compensation of $150,000 per year, all such cash compensation was waived by Mr. Treglia. In accordance with Paragraph 6 of this employment agreement, Mr. Treglia may receive common stock of the Company valued at the average market price on a monthly basis. In accordance with the agreement on November 15, 2002, Mr. Treglia was issued 416,667 shares of restricted common stock of the Company. Compensation for the period March 1, 2002 and ending on February 28, 2003 such shares equating to approximately $25,000 in salary. Compensation for the period March 1, 2003 and ending on February 29, 2004 was $62,060 of which $25,000 was paid in common stock.

               c.   Consulting agreement

                    The Company terminated its consulting agreement with Westminster Holdings Ltd. and rescinded the 1,200,000 shares of common stock of Nantucket Industries, Inc. as of June 21, 2002.

                    During this fiscal year the Company entered into two consulting agreements and issued 1,250,000 shares of restricted common stock of Nantucket Industries, Inc.

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

                                                     Nantucket Industries, Inc.
                                                               and Subsidiaries


                                     Notes to Consolidated Financial Statements
================================================================================

               e.   Lease obligation

                    The Company leases office under any agreement that expires on February 2006. As of February 29, 2004 the future minimum lease payments are as follows:


                     February 28
               ------------------------------------------------------------
                     2005                                          27,627
                     2006                                          28,456
               ------------------------------------------------------------
                                                                 $ 56,083
               ============================================================

11.  Subsequent a.  Acquisition
     Events
                    Effective March 1, 2004 the Company will issued 453,200 shares of common stock and $60,000 for working capital to acquire all the common stock of Comprehensive Network Solutions, Inc. a company providing non-insurance membership cards, which allow the members to receive a discount for certain medical services. As part of the acquisition the line of credit of Comprehensive Network Solutions Inc. was repaid by the certain stockholder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None in the last two years.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 10, 2004, the names and ages of our directors, executive officers, and other significant employees; the date when each director was appointed; and all positions and offices held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                               Date
                                      Positions                Appointed
Name                        Age       Held                     Director
----------------------      ---       ---------------          -------------
John H. Treglia             61        Director, President,     January 18, 2000
                                      and, CEO and CFO

Dr. Frank Castanaro         53        Secretary and Director   February 17, 2000

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

Code of Ethics. The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Until June of 2000, when our board of directors eliminated compensation for directors other than those employed by us, such persons were paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person. No payments have been made during the fiscal year ended February 28, 2004.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was disbanded in May 1998. As of the date hereof, the Board of Directors has not established a new Compensation Committee and it has no plans to do so until such time as our financial position and prospects improve significantly.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows compensation information for each of the fiscal years ended February 28, 2004 February 28, 2003 and February 28, 2002 for all persons who served as our chief executive officer. No other executive officers received compensation in excess of $100,000 during the fiscal year ended February 28, 2004.


                               ANNUAL COMPENSATION

Name and Principal
and Position                           Year    Salary        Other Compensation
------------                           ----    ------        ------------------

John H. Treglia                        2004   $37,060         357,142 shares
President, Chief Executive             2003        -0-        357,142 shares
Officer, Secretary and Director        2002        -0-        630,397 shares

Dr. Frank Castanaro                    2004   $    -0-              0
Secretary and Director                 2003        -0-              0
                                       2002        -0-              0

Pursuant to his employment agreement, John H. Treglia is to receive a total of $150,000 per year. For the fiscal year end February 28, 2004, Mr. Treglia received $37,060 in salary and $25,000 worth of our restricted common stock. Mr. Treglia agreed to waive his rights to the balance of $87,940 owed to him under his employment agreement.

ITEM NO. 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 10, 2004, with respect to the persons known to us to be the beneficial owners of more than 5% of our common stock, $.10 par value.

                             PRINCIPAL SHAREHOLDERS

We know of no person, other than those listed in the Management's Shareholdings Table, below, who owns more than 5% of our common stock. The following table sets forth information as of June 10, 2004, with respect to the beneficial ownership of our common stock, $.10 par value, of each of our executive officers and directors and all executive officers and directors as a group:

                          PRINCIPAL SHAREHOLDERS TABLE

Title                 Name and
of                    Address of                   Amount and
Beneficial            Beneficial                   Nature of         Percent of
Owner                 Ownership                    Class                 Class
---------             ----------                   --------            ---------


Common                Carlyn A. Barr (1)            2,837,026            23.35%
                      13-44 Henrietta Court
                      Fair Lawn, NJ 07410

Common                Park Avenue Health Care       1,200,000             9.88%
                      Management
                      One North Lexington Avenue
                      White Plains, New York 10601

Common                Dr. Frank J. Castanaro          733,000             6.03%
                      71 Bradford Boulevard
                      Yonkers, NY  10710

(1) Carlyn A. Barr is the wife of John H. Treglia. John Treglia has disavowed any interest in the shares of common stock owned by Ms. Barr.

Security Ownership of Management

The following table sets forth information as of June 10, 2004, with respect to the shareholdings of the Company's executive officers and directors.

Title                 Name and                     Amount and
of                    Address of                   Nature of
Class                 Beneficial                   Beneficial        Percent of
Owner                 Owner                        Class(1)          Class
-----                 ----------                   ----------        ----------
Common                John H. Treglia                       0                0
                      13-44 Henrietta Court
                      Fair Lawn, NJ  07410

Common                Dr. Frank J. Castanaro          733,000             6.03%
                      71 Bradford Boulevard
                      Yonkers, NY  10710

Common                All directors and               733,000             6.03%
                      officers as a group
                      (2 persons)

Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock, which an individual or member of a group has a right to acquire within 60 days pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Accordingly, where applicable, each individual or group member's rights to acquire shares pursuant to the exercise of options or warrants are noted below.

Medical and Professional Advisory Board

We have formed a Medical and Professional Advisory Board which consists of individuals with experience and expertise in otolaryngology, audiology, geriatric care (both medical and psychological), and new hearing aid product developments. The purpose of establishing this advisory board was to assist us with any complex questions or issues which may arise in connection with their fields of expertise. W we consult with the members with respect to current developments in their fields of expertise and, where appropriate, for advice respecting our business strategy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of any transactions during the fiscal year ended February 28, 2004 or any presently proposed transactions, to which we were, or are, to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (ii) any of our directors or executive officers; (ii) any person who owns or has the right to acquire 5% or more of our issued and outstanding common stock; and (iii) any member of the immediate family of any such persons. Current management is not aware of any requirements, which may have been in effect prior to January 2000, with respect to the approval of related transactions by independent directors. Because of its current limited management resources, the company does not presently have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote of the majority, or the unanimous written consent, of the full board of directors. All member so the board of directors all members of the board of directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

Employment Agreement with John H. Treglia

On April 3, 2000, we entered into an employment agreement with John H. Treglia, our President and CEO. The agreement provides for an annual salary in the amount of $150,000 and a term of three years. On April 3, 2003 we entered into an amendment to such employment agreement extending the terms of the agreement for an additional five years based on the same terms and conditions. Mr. Treglia has agreed to waive the right to be paid in cash until, in the opinion of the board of directors, we have sufficient financial resources to make such payments. In lieu of cash salary payments, Mr. Treglia may accept shares of common stock at, or at a discount from the market price. His agreement provides for the possibility of both increases in salary and the payment of bonuses at the sole discretion of the board of directors, participation in any pension plan, profit-sharing plan, life insurance, hospitalization of surgical program or insurance program adopted by us (to the extent that the employee is eligible to do so under the provisions of such plan or program), reimbursement of business related expenses, for the non-disclosure of information which we deem to be confidential to it, for non-competition with us for the two-year period following termination of employment with us and for various other terms and conditions of employment. We do not intend to provide any of our employees with medical, hospital or life insurance benefits until our board of directors determines that we have sufficient financial resources to do so.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended February 28, 2004, we were billed approximately $12,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $3,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended February 28, 2004.

Tax Fees

For the Company's fiscal year ended February 28, 2004, we were billed $2,000 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended February 28, 2004.

ITEM 15.  - EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits:

          None

     (b)  Reports of Form 8-K filed in fourth quarter of the fiscal year:

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York.

                                        NANTUCKET INDUSTRIES, INC.


June 14, 2004                           By /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, President and CEO


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


June 14, 2004                           /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, Director


                                        /s/ Frank Castanaro
                                        ----------------------------------
                                        Dr. Frank Castanaro, Director