Form 10-Q
period 2004-05-31
NANTUCKET INDUSTRIES INC
filed 2004-07-20
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    ----------------------------------------

                                    FORM 10-Q

                    ----------------------------------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 20, 2004, we had 12,398,959 shares of common stock outstanding, $0.10 par value.

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements:
            ---------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended February 28, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended May 31, 2004 are not necessarily indicative of results that may be expected for the year ending February 28, 2005. The financial statements are presented on the accrual basis.

                            Nantucket Industries, Inc.

                                   FORM 10-Q

                                Table of Contents

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION.................................................  1

Item 1.  Financial Statements................................................  1
         Balance Sheet as of May 31, 2004 and February 29, 2004..............  1
         Statement of Operations May 31, 2004 and 2003 ......................  3
         Statements of Cash Flow May 31, 2004 and 2003.......................  4
         Notes to Financial Statements.......................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 11

Item 4.  Controls and Procedures  ........................................... 11

PART II.  OTHER INFORMATION.................................................. 11

Item 6.  Exhibits and Reports on Form 8-K.................................... 11

SIGNATURES................................................................... 11


                                                                                        Nantucket Industries, Inc.
                                                                                                  and Subsidiaries


                                                                           Consolidated Balance Sheets (Unaudited)

=================================================================================================================================
                                                                                                                    February 29,
                                                                                                  May 31, 2004              2004
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Assets                                                                                                                       (1)
   Cash and cash equivalents                                                                     $     189,856     $     172,429
   Accounts receivable                                                                                 162,221           147,954
   Inventories                                                                                           4,125             3,870
   Prepaid expenses                                                                                     99,077            73,067
   Stock subscription receivable                                                                       185,000           160,800
   Other current assets                                                                                      -             5,000
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total current assets                                                                     640,279           563,120
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Property, plant and equipment, net                                                                      66,429            61,027
Other assets, net
   Goodwill                                                                                            176,975                 -
   Covenant not to compete                                                                             300,000           300,000
   Customer list                                                                                       353,334           260,000
   Prepaid expenses                                                                                    305,038           223,750
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                                 $   1,842,055     $   1,407,897
========================================================================= =================== ================= =================
Liabilities and Stockholders' Equity
   Accounts payable                                                                              $     114,727     $     106,768
   Loans payable                                                                                        15,000            15,000
   Obligation under capital lease, current portion                                                       2,536                 -
   Pre-petition taxes                                                                                    3,964             3,964
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total current liabilities                                                                136,227           125,732
Line of credit                                                                                          30,000            30,000
Obligation under capital lease, net ofcurrent portion                                                    2,869                 -
Pre-petition taxes, net of current portion                                                              19,821            19,821
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total liabilities                                                                        188,917           175,553
------------------------------------------------------------------------- ------------------- ----------------- -----------------
Stockholders' equity
   Common stock, $.10 par value; authorized 20,000,000                                               1,239,896         1,166,730
      shares;            issued 12,398,959
   Additional paid-in capital                                                                       14,029,215        13,534,031
   Common stock subscribed                                                                             185,000           160,800
   Accumulated deficit                                                                             (13,800,973)      (13,629,217)
------------------------------------------------------------------------- ------------------- ----------------- -----------------
              Total stockholders' equity                                                             1,653,138         1,232,344
------------------------------------------------------------------------- ------------------- ----------------- -----------------
                                                                                                 $   1,842,055     $   1,407,897
========================================================================= =================== ================= =================
(1) Derived from audited financial statements                                    See accompanying notes to financial statements.



                                                                                                                               1



                                                                                        Nantucket Industries, Inc.
                                                                                                  and Subsidiaries


                                                                 Consolidated Statements of Operations (Unaudited)
=================================================================================================================================

Quarters ended May 31,                                                                          2004                  2003
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                              $     115,479            $  103,663
Cost of sales                                                                                 71,912                73,180
---------------------------------------------------------------------------------------------------------------------------------
              Gross profit                                                                    43,567                30,483
Selling, general and administrative expenses                                                 201,552                54,834
---------------------------------------------------------------------------------------------------------------------------------
              Loss from operations                                                          (157,985)              (24,351)
Other expense:
   Interest expense                                                                            1,394                 1,920
   Depreciation and amortization                                                              12,377                11,613
---------------------------------------------------------------------------------------------------------------------------------
              Total other expense                                                             13,771                13,533
---------------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                                    (171,756)              (37,884)

Income taxes                                                                                       -                     -
---------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                    (171,756)              (37,884)
Net loss per share - basic and diluted                                                          (.01)                 (.00)
---------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                                12,351,180             8,830,570
=================================================================================================================================

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




                                                                                                                               2


                                                                                        Nantucket Industries, Inc.
                                                                                                  and Subsidiaries


                                                                 Consolidated Statements of Cash Flows (Unaudited)
=============================================================================================================================

Quarters ended May 31,                                                                              2004            2003
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                                $    (171,756)      $ (37,884)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation and amortization                                                             12,377          11,613
        Decrease (increase) in assets:
           Accounts receivable                                                                   (14,267)          5,733
           Inventories                                                                              (255)            850
           Prepaid expenses                                                                      (26,010)              -
           Other current assets                                                                    5,000          (1,000)
        (Decrease) increase in liabilities:
           Accounts payable                                                                        7,959           1,121
-----------------------------------------------------------------------------------------------------------------------------
              Net cash used by operating activities                                             (186,952)        (19,567)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Additions to property, plant and equipment                                                   (288,088)              -
   Increase in other assets                                                                      (81,288)              -
-----------------------------------------------------------------------------------------------------------------------------
              Net cash used by investing activities                                             (369,376)              -
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issue of stock for operations                                                                 568,350          25,000
   Proceeds from capital lease                                                                     5,405               -
-----------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                                          573,755          25,000
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                         17,427           5,433
Cash and cash equivalents, beginning of period                                                   172,429             550
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   $     189,856       $   5,983
=============================================================================================================================
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                             $       1,394       $   1,920
      Income taxes                                                                         $           -       $       -

                                                                               See accompanying notes to financial statements.



                                                                                                                             3



                                                      Nantucket Industries, Inc.
                                                                and Subsidiaries

                   Notes to Consolidated Financial Statements
================================================================================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Overview

Currently, net sales substantially refer to fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiology sales have represented reimbursement from Medicare, Medicaid and third party payors. Generally, reimbursement from these parties can take as long as 120 to 180 days. With the implementation of the billing of Medicare payers on-line we have recognized a shorter time of reimbursement from 120 days to approximately 60 days. Medicaid reimbursements can only be billed with various paper submissions which are mailed on a weekly basis. While we have attempted to find a method of expediting this paper submission process it seems unlikely that we will be able to accomplish this in our near future. As a result, Medicaid payments, which constitute approximately 60% of our reimbursement will continue to take 120 to 180 days to be realized.

Management had anticipated a growth in revenues resulting from the prior acquisition of the audiology practice of Park Avenue. This has not come to fruition. We believe that this was caused in part by our inability to attract additional audiologists on a timely basis and insufficient working capital as well as Management concentration of acquiring new businesses in related medical fields. Management believes that these revenues will increase in future periods by the utilization of a portion of our recent increases in working capital This new capital will allow us to make improvements in the revenues streams and profitability of our audiology practices. Management has signed a contract to open an additional audiological facility which will concentrate its efforts on early intervention child care in the field of audiology and believes that the reimbursement rates and lower costs at this location will add to both revenues and profitability. Although Management believes that this intended expansion in audiological services will increase revenues and profitability, Management can not be certain that the result of these efforts will succeed.

Management's expectations are that the acquisition of Comprehensive Network Solutions and the marketing of the medical health care discount cards will significantly add to both revenues and profitability. It should be noted that the expenses related to the sales and marketing of these discount cards will initially utilize major portions of the additional working capital realized in the last six months. (See Outlook)

THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THREE MONTHS ENDED MAY 31, 2003

Sales for the first quarter of fiscal year ended 2004 and 2003 were $115,479 and $103,663, respectively. Management attributes the revenue increase to be due to recognition of revenues from Comprehensive Network Solutions, Inc. which was acquired March 1, 2004. Revenues from the audiological segment of the business have not increased as anticipated by management. This can be attributed to management being actively involved in pursuing potential merger and/or acquisition candidates in related fields, which have diminished marketing efforts by the company to attempt to increase the number of facilities being serviced and therefore adding to our revenue base.

Cost of sales was $71,912 and $73,280, respectively. The minimal increase was due to the fact that revenues also increased in approximately the same proportions and management attempts to contain costs in the audiological portion of the business.

General and administrative costs were $201,552 and $54,843, respectively. The difference is attributable to the costs related to the purchase of Comprehensive Network Solutions, Inc. which included consulting fees, administration fees and other related legal and accounting expenses. For the most part the increase was due to consulting fees which are currently being amortized and which were substantially paid for by the issuance of our restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $(186,952) and $19,567, respectively. Cash flows from financing activities were $573,755 and $25,000, respectively. These changes were due primarily to the issuance of restricted common stock for the acquisition of Comprehensive Network Solutions, Inc. totaling $405,050 and proceeds from the sale of restricted common stock in the amount of $163,300 as well as the proceeds from a capital lease of $5,405.

Working capital totaled $504,052 and $24,305, respectively for the quarter ended May 31, 2004 and May 31, 2003, respectively. The increase is working capital was attributable to an increase in cash of $183,873, an increase in accounts receivable of $35,630; an increase in prepaid expenses of $91,010; and an increase in stock subscription receivables of $174,000. For the most part, management believes that these increase were due to its ability to raise additional capital based upon interest generated by the acquisition of Comprehensive Network Solutions, Inc. and its medical care discount card. We anticipate that this medical care discount card will be marketed by Comprehensive as well as Nantucket.

Outlook

On March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. based in Austin, Texas from the Comprehensive shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the Comprehensive shareholders. Pursuant to the Agreement, Comprehensive became our wholly owned subsidiary. Additional consideration of $60,000 was also paid to Comprehensive to be used as working capital and we assumed a liability of $25,000 for marketing services performed by an individual. Such liability was satisfied through the issuance of 25,000 shares of our restricted common stock to such individual. All shares issued in this transaction have a holding period of two years.

Comprehensive Network Solutions, Inc. was organized in June 2002 with headquarters in Austin, Texas. The company has been focused on specialty health benefits products, including three levels of provider networks and one limited indemnity medical insurance plan. These products have been trademarked as ChiroCare Select, ChiroCare Advantage, ChiroCare Optima and CNS 500 Plan. The company is currently working on expanding its product with additional benefits and alternative benefit funding options. These new expanded products will be offered through a captive retail sales operation to individuals and small employers; and customized private label versions of the products through its broker and consultant relationships to associations, unions political subdivisions and large employers. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured through existing traditional defined benefit health plans.

Comprehensive Network Solutions, Inc. and its parent, Nantucket Industries will specialize in creating, marketing and distributing value added healthcare savings programs, services, and products. Together the Company will give individuals and families access to healthcare providers offering up to 16 major healthcare services at significantly discounted fees for a low annual fee. It is intended to market these products predominantly to underserved markets where individuals either have limited health benefits, or no insurance. These markets may vary widely from senior populations with Medicare (no prescription benefits), part-time employees, to some of the over 40 million uninsured in the United States looking for lower cost medical services and access to providers.

Although the Company does not sell insured plans the discounts realized by its members through its programs typically range from 10% to 75% off providers' usual and customary fees. The Company's programs require members to pay the provider at the time of service, thereby eliminating the need for any insurance claims filing. These discounts, which are similar to managed care discounts, typically save the individual more than the cost of the program itself.

Membership Service Programs

The Company will initially offer memberships to individuals, large employers, unions, union benefits funds, associations and insurance companies.

Cardholders will be offered discounts for products and services ranging from 10% to 75% depending on the area of coverage and the specific procedures. Below are examples of the range of discounts in the major service categories:

                                                                  Discount
                                                                     Off
Service                                                            Retail
-------                                                            ------
Dental Care                                                        10-45%
Vision Care
      Prescription eyeglasses                                      10-60%
      Contact Lenses                                               10-60%
      Sunglasses                                                   20-50%
Lasik (vision correction)                                          10-30%
Hearing Aids                                                       15-40%
Prescription Drugs                                                 10-50%
Chiropractic Care                                                    25%
Orthodontics                                                       23-35%
Physical Therapy                                                   15-20%
Fitness Centers                                                   Preferred
                                                                    Rate
Acupuncture                                                          25%
Physicians                                                         20%-40%
Hospitals                                                          20%-50%


The Company anticipates that it will be adding additional medical services and products in the course of the upcoming year.

Our goal is to implement the Comprehensive business model initially in the North East and then expand nationwide. In order to implement these goals, we are interviewing potential qualified candidates to fill various positions of sales, marketing and administration. To date, we have already met with and presented our various discount health care products and services. We estimate that in order to achieve these goals, we will require financing from sources other than cash flow, within the next eighteen months, in an amount ranging from $750,000 to $1,000,000. Since the acquisition, we have been successful in raising approximately $2,000,000 through private equity offerings. Although we have previously been unsuccessful in raising significant capital, our management believes that the current financial market upturn as well as the benefits of the acquisition of Comprehensive Network Solutions, Inc. will assist us in potentially raising additional capital. Management believes that the acquisition of Comprehensive will add significant revenues and profitably during the upcoming year to the consolidated Nantucket family of businesses.

The Company anticipates that it will change its name in the next quarter to HealthCare Solutions, Inc. in order to better reflect the direction that the Company is taking in expanding its marketing efforts in various segments of the healthcare industry. In addition, the Company expects to sign an employment agreement with Mr. Paul S. Rothman in the next quarter to become the President of the Company. John Treglia will remain in his other current positions with the Company. Mr. Rothman has been assisting the Company in the acquisition of Comprehensive Network Solutions, Inc. and the development and implementation of its new marketing concepts.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. Our short-term debt bears interest at fixed rates; therefore our results of operations would not be affected by interest rate changes.

Item 4.    Controls and Procedures
           -----------------------

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings:         None

Item 2.      Changes in Securities:     None

Item 3.      Defaults Upon Senior Securities:     Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders:     None

Item 5.      Other Information:     None

Item 6.      Exhibits and Reports on Form 8-K:

             a.   Exhibits

             b. Reports on Form 8-K

             On March 16, 2004 we filed a Form 8-K with the SEC to disclose the acquisition of Comprehensive Network Solutions, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               NANTUCKET INDUSTRIES, INC.

               By:          /s/  John H. Treglia
               ----------------------------------------
                              JOHN H. TREGLIA
                           CEO, CFO and President

Dated:   July 20, 2004