Form 10-Q
period 2004-08-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2004-10-20
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    ----------------------------------------

                                    FORM 10-Q

                    ----------------------------------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-26715

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
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

                           NANTUCKET INDUSTRIES, INC.
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 20, 2004, we had 13,095,470 shares of common stock outstanding, $0.10 par value.

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements:
            ---------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended February 28, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended August 31, 2004 are not necessarily indicative of results that may be expected for the year ending February 28, 2005. The financial statements are presented on the accrual basis.

                            Nantucket Industries, Inc.

                                   FORM 10-Q

                                Table of Contents

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION.................................................  1

Item 1.  Financial Statements................................................  1
         Balance Sheet as of May 31, 2004 and February 29, 2004..............  1
         Statement of Operations May 31, 2004 and 2003 ......................  2
         Statements of Cash Flow May 31, 2004 and 2003.......................  3
         Notes to Financial Statements.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 11

Item 4.  Controls and Procedures  ........................................... 11

PART II.  OTHER INFORMATION.................................................. 11

Item 6.  Exhibits and Reports on Form 8-K.................................... 11

SIGNATURES................................................................... 11



                                                                           Comprehensive Healthcare Solutions Inc.
                                                                                                  and Subsidiaries
                                                                                (F/K/A Nantucket Industries, Inc.)

                                                                           Consolidated Balance Sheets (Unaudited)
=================================================================================================================================

                                                                                                                    February 29,
                                                                                               August 31, 2004              2004
---------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                                                       (1)
   Cash and cash equivalents                                                                    $      201,106      $    172,429
   Accounts receivable                                                                                 145,886           147,954
   Inventories                                                                                           4,815             3,870
   Prepaid expenses                                                                                     99,077            73,067
   Stock subscription receivable                                                                       100,000           160,800
   Other current assets                                                                                      -             5,000
---------------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                                     550,884           563,120
---------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                                      66,888            61,027
Other assets, net
   Goodwill                                                                                            176,975                 -
   Covenant not to compete                                                                             300,000           300,000
   Customer list                                                                                       346,668           260,000
   Prepaid expenses                                                                                    282,285           223,750
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                $    1,723,700      $  1,407,897
=================================================================================================================================

Liabilities and Stockholders' Equity
   Accounts payable                                                                             $      122,204      $    106,768
   Loans payable. current portion                                                                        3,073            15,000
   Obligation under capital lease, current portion                                                       2,571                 -
   Pre-petition taxes                                                                                    3,964             3,964
---------------------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                                                131,812           125,732
---------------------------------------------------------------------------------------------------------------------------------

Line of credit                                                                                          30,000            30,000

Loan payable, net of current portion                                                                     6,927                 -

Obligation under capital lease, net of current portion                                                   2,000                 -

Pre-petition taxes, net of current portion                                                              19,821            19,821
---------------------------------------------------------------------------------------------------------------------------------
              Total liabilities                                                                        190,560           175,553
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
   Common stock, $.10 par value; authorized 20,000,000 shares;                                       1,280,896         1,166,730
     issued 12,808,959
   Additional paid-in capital                                                                       14,193,215        13,534,031
   Common stock subscribed                                                                             100,000           160,800
   Accumulated deficit                                                                             (14,040,971)      (13,629,217)
---------------------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                                             1,533,140         1,232,344
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                $    1,723,700      $  1,407,897
=================================================================================================================================

(1) Derived from audited financial statements                                    See accompanying notes to financial statements.


                                                                                                                               1


                                                                           Comprehensive Healthcare Solutions Inc.
                                                                                                  and Subsidiaries
                                                                                (F/K/A Nantucket Industries, Inc.)

                                                                 Consolidated Statements of Operations (Unaudited)
===============================================================================================================================

  Quarters ended August 31,                                                                   2004                 2003
  -----------------------------------------------------------------------------------------------------------------------------
  Net sales                                                                          $     101,468           $   102,704
  Cost of sales                                                                             94,934                75,307
  -----------------------------------------------------------------------------------------------------------------------------
                Gross profit                                                                 6,534                27,397

  Selling, general and administrative expenses                                             232,997                61,117
  -----------------------------------------------------------------------------------------------------------------------------
                Loss from operations                                                      (226,463)              (33,720)
  Other expense:
     Interest expense                                                                          833                   705
     Depreciation and amortization                                                          12,702                12,147
  -----------------------------------------------------------------------------------------------------------------------------
                Total other expense                                                         13,535                12,852
  -----------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes                                                                (239,998)              (46,572)
  Income taxes                                                                                   -                     -
  -----------------------------------------------------------------------------------------------------------------------------
  Net loss                                                                                (239,998)              (46,572)
  Net loss per share - basic and diluted                                                      (.02)                 (.00)
  -----------------------------------------------------------------------------------------------------------------------------
  Weighted average common shares outstanding                                            12,684,611             9,888,434
  =============================================================================================================================

                                                                                 See accompanying notes to financial statements.


                                                                                                                               2


                                                                           Comprehensive Healthcare Solutions Inc.
                                                                                                  and Subsidiaries
                                                                                (F/K/A Nantucket Industries, Inc.)

                                                                 Consolidated Statements of Cash Flows (Unaudited)
  =============================================================================================================================
  Quarters ended August 31,                                                                         2004            2003
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net loss                                                                                 $   (239,998)     $  (46,572)
     Adjustments to reconcile net loss to
        net cash used by operating activities:
          Depreciation and amortization                                                             12,702          12,147
          Decrease (increase) in assets:
             Accounts receivable                                                                    16,335          (8,089)
             Inventories                                                                              (690)            345
             Prepaid expenses                                                                       22,753        (190,000)
             Other current assets                                                                      -              (300)
          (Decrease) increase in liabilities:
             Accounts payable                                                                        7,477          (4,387)
  -----------------------------------------------------------------------------------------------------------------------------
                Net cash used by operating activities                                             (181,421)       (236,856)
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Additions to property, plant and equipment                                                     (6,495)        (16,030)
  -----------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Issue of stock for operations                                                                 205,000         222,001
     Proceeds from debenture                                                                           -           100,000
     Repayment of loan                                                                              (5,000)        (10,000)
     Payments on capital lease                                                                        (834)            -
  -----------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                          199,166         312,001
  -----------------------------------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                                                         11,250          59,115
  Cash and cash equivalents, beginning of period                                                   189,856           5,983
  -----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of period                                                    $    201,106      $   65,098
  =============================================================================================================================
  Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
        Interest                                                                              $        833      $      705
        Income taxes                                                                          $          -      $        -

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

Overview

As a result of the acquisition of Comprehensive Network Solutions, Inc., headquartered in Austin, Texas we have the changed the focus of our business plan. We are now focused on specialty health benefits products, including, but not limited to three levels of provider networks and one limited indemnity medical insurance plan. Comprehensive Network Solutions' products have been trademarked as ChiroCare Select, ChiroCare Advantage, ChiroCare Optima and CNS 500 Plan. We have been and will continue to work on expanding our product with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business we have decided to change our name to Comprehensive Healthcare Solutions, Inc. to better reflect our marketing of "The Solution Card". Both Comprehensive Healthcare Solutions and The Solution Card were trademarked by us for further protection for our new business operations. These new expanded products are currently being offered to large employers, fraternal organizations, union benefit funds, business associations, insurance companies, municipalities and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured. These expanded products are also being offered to groups set forth above whose medical care costs are covered through existing traditional defined benefit health plans and have experienced large percentage increases in premiums as well as shrinking coverage and higher deductibles.

Currently, net sales substantially refer to fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiology sales have represented reimbursement from Medicare, Medicaid and third party payors. Generally, reimbursement from these parties can take as long as 120 to 180 days. With the implementation of the billing of Medicare payers on-line we have recognized a shorter time of reimbursement from 120 days to approximately 90 days. Medicaid reimbursements can only be billed with various paper submissions which are mailed on a weekly basis. While we have attempted to find a method of expediting this paper submission process it seems unlikely that we will be able to accomplish this in our near future. As a result, Medicaid payments, which constitute approximately 60% of our reimbursement will continue to take 120 to 180 days to be realized.

Management had anticipated a growth in revenues resulting from the prior acquisition of the audiology practice of Park Avenue. This has not come to fruition. We believe that this was caused in part by our inability to attract additional audiologists on a timely basis and insufficient working capital as well as Management concentration of acquiring new businesses in related medical fields. Management believes that these revenues will increase in future periods by the utilization of a portion of our recent increases in working capital. This new capital will allow us to make improvements in the revenues streams and profitability of our audiology practices. Management has signed a contract to with an early intervention provider to open an additional audiological facility and has taken delivery of the audiology equipment required to operate the facility and it is anticipated the facility will commence operations on November 1, 2004. The services provided by this facility will concentrate its efforts on early intervention child care in the field of audiology and believes that the reimbursement rates and lower costs at this location will add to both revenues and profitability. Although Management believes that this expansion in audiological services will increase revenues and profitability, Management can not be certain that the result of these efforts will succeed.

Management's expectations are that the acquisition of Comprehensive Network Solutions and the accelerated marketing of the medical health care discount cards will add to both revenues and profitability. It should be noted that the expenses related to the sales and marketing of these discount cards have utilized and will continue to utilize a major portion of the additional working capital realized in the last six months. (See Outlook)

On June 28, 2004, the Company announced the signing of an agreement to provide health care savings benefits to the employees of National Home Healthcare, Corp. based in Scarsdale, NY. Such agreement was subsequently rescinded by the parties.

THREE MONTHS ENDED AUGUST 31, 2004 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2003

Sales for the third quarter of fiscal year ended 2004 and 2003 were $101,468 and $102,704, respectively. Management attributes the revenue decrease due to the summer season which usually creates a lag in revenues as well as the focus on our new business operations Revenues from the audiological segment of the business have not increased as anticipated by management. This can be attributed to management being actively involved in pursuing potential mergers and/or acquisition candidates in related fields, which have diminished marketing efforts by the company to attempt to increase the number of facilities being serviced and therefore adding to our revenue base.

Cost of sales were $94,934 and $75,307, respectively. The increase was due to the higher costs of retaining audiological personnel as well as an increase in product costs.

General and administrative costs were $232,997 and $61,117, respectively. The difference is attributable to the costs related to the expansion of marketing and sales operations from the acquisition of Comprehensive Network Solutions, Inc. which included consulting fees, administration fees, costs of business travel to the our subsidiary in Austin Texas as well as other related legal and accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $(181,421) and $(236,856), respectively. Cash flows from financing activities were $199,166 and $312,001, respectively. These changes were due primarily to the issuance of restricted common stock of $205,000.These proceeds were primarily used to begin marketing "The Solution Card" the medical care discount family cards of Comprehensive Network Solutions, Inc. as well as supplying working capital to our Austin Texas subsidiary.

Working capital totaled $419,072 and $134,851, respectively for the quarter ended August 31, 2004 and August 31, 2003, respectively. The increase is working capital was attributable to an increase in cash of $136,008, an increase in accounts receivable of $11,206; an increase in prepaid expenses of $51,010; and an increase in stock subscription receivables of $100,000. For the most part, management believes that these increase were due to its ability to raise additional capital based upon interest generated by the acquisition of Comprehensive Network Solutions, Inc. and the development of the "Solution Card", the Company's newly developed and expanded medical care discount card.

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

As a result of the acquisition of Comprehensive Network Solutions, Inc., headquartered in Austin, Texas we have the changed the focus of our business plan. We are now focused on specialty health benefits products, including, but not limited to threelevels of provider networks and one limited indemnity medical insurance plan. Comprehensive Healthcare Solutions' products have been trademarked as ChiroCare Select, ChiroCare Advantage, ChiroCare Optima and CNS 500 Plan. We have been and will continue to work on expanding our product with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business we have decided to change our name to Comprehensive Healthcare Solutions, Inc. to better reflect our marketing of "The Solution Card". Both Comprehensive Healthcare Solutions and The Solution Card were trademarked by us for further protection for our new business operations. These new expanded products are currently being offered to large employers, fraternal organizations, union benefit funds, business associations, insurance companies, municipalities and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured. These expanded products also are being offered to groups set forth above whose medical care costs are covered through existing traditional defined benefit health plans and have experienced large percentage increases in premiums as well as shrinking coverage and higher deductibles.

Comprehensive Network Solutions, Inc. and its parent, Comprehensive Healthcare Solutions, Inc. specialize in creating, marketing and distributing value added healthcare savings programs, services, and products. Together the Company will give individuals, families, large employers, unions, fraternal and business organizations access to healthcare providers offering up to 16 major healthcare services at significantly discounted fees for a low annual charge. It is intended to market these products in the West, Midwest and Southern United States predominantly to underserved markets whereindividuals either have limited health benefits, or no insurance. These markets may vary widely from senior populations with Medicare (no prescription benefits), part-time employees, to some of the over 40 million uninsured in the United States looking for lower cost medical services and access to providers.

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

Membership Service Programs

The Company is and will continue to initially offer memberships to individuals, large employers, unions, union benefits funds, associations and insurance companies.

Cardholders will be offered discounts for products and services ranging from 10% to 75% depending on the area of coverage and the specific procedures. Below are examples of the range of discounts in the major service categories:


                                                                  Discount
                                                                     Off
Service                                                     Usual and Customary
-------                                                     -------------------
Dental Care                                                        10-45%
Vision Care
      Prescription eyeglasses                                      10-60%
      Contact Lenses                                               10-60%
      Sunglasses                                                   20-50%
Lasik (vision correction)                                          10-30%
Hearing Aids                                                       15-40%
Prescription Drugs                                                 10-50%
Chiropractic Care                                                    25%
Orthodontics                                                       23-35%
Physical Therapy                                                   15-20%
Fitness Centers                                                   Preferred
                                                                    Rate
Acupuncture                                                          25%
Physicians                                                         20%-40%
Hospitals                                                          20%-50%


The Company anticipates that it will be adding additional medical services and ancillary products in the course of the upcoming year.

Our goal is to implement the Comprehensive business model initially in the North East and then expand nationwide. In order to implement these goals, we are interviewing potential qualified candidates to fill various positions of sales, marketing and administration. To date, we have already met with and presented our various discount health care products and services. We estimate that in order to achieve these goals, we will require financing from sources other than cash flow, within the next eighteen months, in an amount ranging from $750,000 to $1,000,000. Since the acquisition, we have been successful in raising approximately $350,000 through private equity offerings. The Form 10-Q for the period ended May 31, 2004 reflected that we had raised $2,000,000 through private equity financing. This was an error and the number raised as of such time was $200,000. Although we have previously been unsuccessful in raising significant capital, our management believes that the current financial market upturn as well as the benefits of the acquisition of Comprehensive Network Solutions, Inc. will assist us in potentially raising additional capital. Management believes that the acquisition of Comprehensive and the aggressive marketing of "The Solution Card" will add significant revenues and profitably during the upcoming year to the consolidated Comprehensive family of businesses.

The Company changed its name to Comprehensive HealthCare Solutions, Inc. in order to better reflect the direction that the Company is taking in expanding its marketing efforts in various segments of the healthcare industry. In addition, the Company signed a consulting and employment agreement with Mr. Paul
S. Rothman to become the President of the Company. John Treglia will remain in his other current positions with the Company. Mr. Rothman has been assisting the Company in the acquisition of Comprehensive Network Solutions, Inc. and the development and implementation of its new marketing concepts since May of 2004.


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

Dated:   October 20, 2004