Form 10-K/A
period 2004-02-28
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2004-12-02
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       -----------------------------------

                          Amendment No. 1 to Form 10-K

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


/s/ Cunzio & Company Inc.


June 10, 2004
                                                                             F-2


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

                                        NANTUCKET INDUSTRIES, INC.


December 2, 2004                         By /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, President and CEO


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


December 2, 2004                        /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, Director


                                        /s/ Frank Castanaro
                                        ----------------------------------
                                        Dr. Frank Castanaro, Director