Form 10-Q
period 2004-11-30
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-01-14
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    ----------------------------------------

                                    FORM 10-Q

                    ----------------------------------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 14, 2005, we had 13,435,470 shares of common stock outstanding, $0.10 par value.

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements:
            ---------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended February 28, 2004. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended November 30, 2004 are not necessarily indicative of results that may be expected for the year ending February 28, 2005. The financial statements are presented on the accrual basis.

                        Comprehensive Healthcare Solutions, Inc.

                                   FORM 10-Q

                                Table of Contents


                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION.................................................  1

Item 1.  Financial Statements................................................  1
         Balance Sheet as of November 30, 2004 and February 29, 2004.........  1
         Statement of Operations November 30, 2004 and 2003 .................  2
         Statements of Cash Flow November 30, 2004 and 2003..................  3
         Notes to Financial Statements.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......... 12

Item 4.  Controls and Procedures  ........................................... 13

PART II.  OTHER INFORMATION.................................................. 14

Item 6.  Exhibits and Reports on Form 8-K.................................... 14

SIGNATURES................................................................... 14




                                                                           Comprehensive Healthcare Solutions Inc.
                                                                                                  and Subsidiaries
                                                                                (F/K/A Nantucket Industries, Inc.)

                                                                           Consolidated Balance Sheets (Unaudited)
=======================================================================================================================

                                                                               November 30,                February 29,
                                                                                       2004                        2004
-----------------------------------------------------------------------------------------------------------------------
  Assets                                                                                                             (1)
     Cash and cash equivalents                                                 $     68,462                $    172,429
     Accounts receivable                                                            144,906                     147,954
     Inventories                                                                      4,045                       3,870
     Prepaid expenses                                                               224,077                      73,067
     Stock subscription receivable                                                   35,000                     160,800
     Other current assets                                                                --                       5,000
-----------------------------------------------------------------------------------------------------------------------
                        Total current assets                                        476,490                     563,120
-----------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                   63,455                      61,027
Other assets, net
     Goodwill                                                                       176,975                          --
     Covenant not to compete                                                        300,000                     300,000
     Customer list                                                                  340,002                     260,000
     Prepaid expenses                                                               259,532                     223,750
-----------------------------------------------------------------------------------------------------------------------

                                                                               $  1,616,454                $  1,407,897
=======================================================================================================================
Liabilities and Stockholders' Equity
     Accounts payable                                                          $    155,905                $    106,768
     Loans payable, current portion                                                   3,073                      15,000
     Obligation under capital lease, current portion                                  2,598                          --
     Pre-petition taxes                                                               3,964                       3,964
-----------------------------------------------------------------------------------------------------------------------

                        Total current liabilities                                   165,540                     125,732
Line of credit                                                                       30,000                      30,000
Loan payable, net of current portion                                                  6,927                          --
Obligation under capital lease, net of current portion                                1,340                          --
Pre-petition taxes, net of current portion                                           19,821                      19,821
-----------------------------------------------------------------------------------------------------------------------
                        Total liabilities                                           223,628                     175,553
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity
     Common stock, $.10 par value; authorized 20,000,000 shares;                  1,323,396                   1,166,730
       issued 13,233,959
     Additional paid-in capital                                                  14,363,215                  13,534,031
     Common stock subscribed                                                         35,000                     160,800
     Accumulated deficit                                                        (14,328,785)                (13,629,217)
-----------------------------------------------------------------------------------------------------------------------
                        Total stockholders' equity                                1,392,826                   1,232,344
-----------------------------------------------------------------------------------------------------------------------
                                                                               $  1,616,454                $  1,407,897
=======================================================================================================================

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

                                                                                                                     1



                                                 Comprehensive Healthcare Solutions Inc.
                                                                        and Subsidiaries
                                                      (F/K/A Nantucket Industries, Inc.)

                                       Consolidated Statements of Operations (Unaudited)
=========================================================================================


Quarters ended November 30,                                 2004                 2003
-----------------------------------------------------------------------------------------
Net sales                                             $    135,510           $    103,086
Cost of sales                                              100,824                 97,946
-----------------------------------------------------------------------------------------

                  Gross profit                              34,686                  5,140
Selling, general and administrative expenses               310,573                 57,745
-----------------------------------------------------------------------------------------

                  Loss from operations                    (275,887)               (52,605)
Other expense:
    Interest expense                                           207                  4,071
    Depreciation and amortization                           11,720                 22,415
-----------------------------------------------------------------------------------------

                  Total other expense                       11,927                 26,486
-----------------------------------------------------------------------------------------


Loss before income taxes                                  (287,814)               (79,091)

Income taxes                                                    --                     --
-----------------------------------------------------------------------------------------

Net loss                                                  (287,814)               (79,091)
Net loss per share - basic and diluted                        (.02)                  (.01)
-----------------------------------------------------------------------------------------

Weighted average common shares outstanding              12,855,167             10,162,114
=========================================================================================


                                          See accompanying notes to financial statements.

                                                                                       2



                                                                   Comprehensive Healthcare Solutions Inc.
                                                                                          and Subsidiaries
                                                                        (F/K/A Nantucket Industries, Inc.)

                                                         Consolidated Statements of Cash Flows (Unaudited)
  ===========================================================================================================



Quarters ended November 30,                                                           2004    2003
-------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net loss                                                                  $(287,814)          $ (79,091)
     Adjustments to reconcile net loss to
          net cash provided by operating activities:
              Depreciation and amortization                                       11,720              22,415
              Decrease (increase) in assets:
                   Accounts receivable                                               980             (24,259)
                   Inventories                                                       770              (3,175)
                   Prepaid expenses                                             (102,247)           (125,000)
              (Decrease) increase in liabilities:
                   Accounts payable                                               33,701               3,300
-------------------------------------------------------------------------------------------------------------
                        Net cash used by operating activities                   (342,890)           (205,810)
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Additions to property, plant and equipment                                   (1,621)                 --
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Issue of stock for operations                                               212,500             115,000
     Proceeds from debenture                                                          --              50,000
     Payment on capital leases                                                      (633)                 --
-------------------------------------------------------------------------------------------------------------
                        Net cash provided by financing activities                211,867             175,000
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       (132,644)            (30,810)
Cash and cash equivalents, beginning of period                                   201,106              65,098
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $  68,462           $  34,288
=============================================================================================================
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                             $     207           $   4,071
          Income taxes                                                         $      --           $      --


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

     n.   Impairment of Long-Lived Assets

     The Company applies Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Accordingly, when indicators of impairment are present, the Company periodically evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts carrying amount of the respective assets if the expected future undiscounted cash flows are less than their book values. No impairment loss was required in fiscal year 2004.

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

     p.   Goodwill and Other Intangible Assets

     The Company applies Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Accordingly, the Company ceased amortization of certain intangible assets i.e. the covenant not to compete, effective at the beginning of its February 28, 2003 fiscal year. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. A impairment loss would be recorded for any intangible that is determined to be impaired. No impairment loss was required in fiscal year 2004.

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

     The Company issued 1,200,000 shares of restricted common stock to acquire the audiology practice of Park Avenue Medical Associates P.C. Under the agreement the Company gained access to approximately 70 nursing homes to provide complete audiology services. As of February 28, 2004 the Company has entered into contracts with approximately 38 of these nursing homes. In addition, Park Avenue will continue to provide additional access to any new nursing homes they have contact with.

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

Overview

As a result of the acquisition of Comprehensive Network Solutions, Inc., headquartered in Austin, Texas on March 1, 2004 we changed the focus of our business plan. We are now focused on specialty health benefits products, including, but not limited to three levels of provider networks and one limited indemnity medical insurance plan. Comprehensive Network Solutions' products have been trademarked as ChiroCare Select, ChiroCare Advantage, ChiroCare Optima and CNS 500 Plan. We have been and will continue to work on expanding our product line with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the marketing of our line of medical care discount cards. Both Comprehensive Healthcare Solutions and The Solution Card were trademarked by us for further protection for our new business operations. These new expanded products are being offered to large employers, fraternal organizations, union benefit funds, business associations, insurance companies, municipalities and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured. These expanded products are also being offered to the groups set forth above whose medical care costs are covered through existing traditional defined benefit health plans and who have experienced large percentage increases in premiums as well as shrinking coverage and higher deductibles.

Marketing efforts during this period resulted in management recognizing the need to have a strong, structured and defined working relationship with organizations experienced in the sales, distribution and administration of membership healthcare discount savings programs. Additionally, management recognized the need for structured and defined access agreements with quality healthcare professionals through national preferred provider organizations.

Management believes the core of our needs have been met with the finalization of a joint venture agreement with Alliance HealthCard, inc. (ALHC) on December 18, 2004. Alliance HealthCard, Inc. creates, markets and distributes membership discount savings programs to predominantly underserved markets, where individuals have either limited or no health benefits. These programs allow members to obtain substantial discounts in 16 areas of health care services including physician visits, hospital stays, pharmacy, dental, vision, patient advocacy and alternative medicine among others. The company offers third-party organizations self-branded or private-label healthcare discount savings programs through its existing provider network agreements and systems. Founded in 1998 by health care and finance experts, Alliance HealthCard now provides access to a network of over 600,000 healthcare professionals for the over 800,000 individuals covered by the Alliance HealthCard. Alliance HealthCard, inc. is based in Norcross, GA.

On January 3, 2005 the CMHS/ Alliance HealthCard, Inc, joint venture signed an agreement with Financial Independence Company (FIC), a wholly owned subsidiary of National Financial Partners (NFP). Under this agreement, FIC will focus its marketing and sales efforts for our instant prescription discount card and the dental and vision discount card to the Cendant Corporation companies. FIC will also market similar healthcare discount savings cards to their other clients and prospects. Initial marketing through this agreement is scheduled to begin mid January 2005.

In addition, the joint venture with Alliance Healthcard, we entered into a joint marketing agreement on November 22, 2004 with Thesco Benefits, LLC to strengthen our sales operations. Thesco is the 10th largest U.S. benefit specialist company according to the 2004 listing of Business Insurance and specializes as an employee benefit broker and consultant. Joint marketing efforts are expected to begin during February 2005.

Management believes these joint ventures and marketing agreements will add to our revenues and potential profitability. These agreements allow us to develop product pricing unique to the healthcare discount savings market. Management acknowledges that these agreements are positive steps but cannot guarantee that the results of these efforts will succeed.

Currently, net sales substantially refer to fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A portion of our audiology sales have represented reimbursement from Medicare, Medicaid and third party payors. Generally, reimbursement from these parties can take as long as 120 to 180 days. With the implementation of the billing of Medicare payers on-line we have recognized a shorter time of reimbursement from 120 days to approximately 90 days. Medicaid reimbursements can only be billed with various paper submissions which are mailed on a weekly basis. While we have attempted to find a method of expediting this paper submission process it seems unlikely that we will be able to accomplish this in our near future. As a result, Medicaid and Medicare payments, which constitute approximately 40% of our reimbursement will continue to take 90 to 180 days to be realized.

Management had anticipated a growth in revenues resulting from the prior acquisition of the audiology practice of Park Avenue. This has not come to fruition. We believe that this was caused in part by our inability to attract additional audiologists on a timely basis and insufficient working capital as well as our concentration on acquiring new businesses in related and unrelated medical fields. We believe that these revenues should increase in future periods by the utilization of a portion of our recent increases in working capital. This new capital will allow us to make improvements in the revenues streams and profitability of our audiology practices. Management has signed a contract to with an early intervention provider to open an additional audiological facility and has taken delivery of the audiology equipment required to operate the facility. It was anticipated that the facility would commence operations in November of 2004, however, actual operations commenced in late December 2004. The services provided by this facility will concentrate its efforts on early intervention child care in the field of audiology and believes that the reimbursement rates and lower costs at this location will add to both revenues and profitability. Although we believe that this expansion in audiological services will increase revenues and profitability, we can not be certain that the result of these efforts will succeed or that we will have sufficient operating capital to continue to this expansion of our services.

Our expectations are that the recently signed joint venture agreement with Alliance Healthcard, Inc. as well as the acquisition of Comprehensive Network Solutions combined with accelerated marketing of the medical health care discount cards will add to both the Company's revenues and profitability. It should be noted that the expenses related to the sales and marketing of these discount cards have utilized and will continue to utilize a major portion of any additional working capital realized in the last six months or that they will achieve the required sales volume to generate anticipate profitability.

THREE MONTHS ENDED NOVEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2003

Sales for the third quarter of fiscal year ended 2004 and 2003 were $135,510 and $103,086, respectively. Although not material to our overall profit or loss, management attributes the revenue increase to higher pricing of private sales and hearing aids and related products.

Revenues from the audiological segment of the business have not significantly. This can be attributed to management being actively involved in pursuing potential mergers and/or acquisition candidates in related and unrelated fields, which have diminished marketing efforts by the company to attempt to increase the number of facilities being serviced and therefore adding to our revenue base.

Cost of sales were $100,824 and $97,946, respectively. The increase was due to the higher costs of retaining audiological personnel as well as an increase in sales and related product costs.

Selling, general and administrative costs were $310,573 and $57,745, respectively. The difference is attributable to the costs related to the expansion of marketing and sales operations as well as additional costs directly attributable to the operations of Comprehensive Network Solutions, Inc. These costs include consulting fees administration fees and additional costs of business related to the medical care discount card product.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $(342,890) and $(205,810), respectively. Cash flows from financing activities were $211,867 and $175,000, respectively. These changes were due primarily to the issuance of restricted common stock of $212,500. These proceeds were primarily used to begin marketing "The Solution Card" the medical care discount family cards of the company as well as our subsidiary, Comprehensive Network Solutions, Inc., including supplying working capital to our Austin Texas subsidiary.

Working capital totaled $310,950 and $153,175, respectively for the quarter ended November 30, 2004 and November 30, 2003, respectively. The increase in working capital was primarily attributable to an increase in cash of $34,174, an increase in prepaid expenses of $151,010; and an increase in stock subscription receivables of $35,000. For the most part, management believes that these increase were due to its ability to raise additional capital based upon interest generated by the acquisition of Comprehensive Network Solutions, Inc. and the development of the "Solution Card", the Company's newly developed and expanded medical care discount card.

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

As a result of the acquisition of Comprehensive Network Solutions, Inc., headquartered in Austin, Texas we changed the focus of our business plan. We are now focused on specialty health benefits products, including, but not limited to three levels of provider networks and one limited indemnity medical insurance plan. Comprehensive Healthcare Solutions' products have been trademarked as ChiroCare Select, ChiroCare Advantage, ChiroCare Optima and CNS 500 Plan. We have been and will continue to work on expanding our product with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect our marketing of our Line of medical care discount cards. These new expanded products are currently being offered to large employers, fraternal organizations, union benefit funds, business associations, insurance companies, municipalities and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured. These expanded products also are being offered to groups set forth above whose medical care costs are covered through existing traditional defined benefit health plans and have experienced large percentage increases in premiums as well as shrinking coverage and higher deductibles.

Although we do not sell insured plans the discounts realized by its members through its programs typically range from 10% to 75% off providers' usual and customary fees. Our programs require members to pay the provider at the time of service, thereby eliminating the need for any insurance claims filing. These discounts, which are similar to managed care discounts, typically save the individual more than the cost of the program itself.

As a result of our marketing efforts during this period, we recognized the need to have a strong, structured and defined working relationship with organizations experienced in the sales, distribution and administration of membership healthcare discount savings programs. Additionally, we recognized the need for structured and defined access agreements with quality healthcare professionals through national preferred provider organizations.

We believe the core of those needs has been met with the finalization of a joint venture agreement with Alliance HealthCard, Inc. and a joint marketing agreement with Thesco Benefits, LLC. Alliance HealthCard, Inc. creates, markets and distributes membership discount savings programs to predominantly underserved markets, where individuals have either limited or no health benefits. Joint marketing and sales efforts commenced in late December 2004. Thesco is the 10th largest U.S. benefit specialist company according to the 2004 listing of Business Insurance and specializes as an employee benefit broker and consultant. Joint marketing efforts are expected to begin during February 2005.

On January 3, 2005 the CMHS/ Alliance HealthCard, Inc, joint venture signed an agreement with Financial Independence Company (FIC), a wholly owned subsidiary of National Financial Partners (NFP). Under this agreement, FIC will focus its marketing and sales efforts for our instant prescription discount card and the dental and vision discount card to the Cendant Corporation companies. FIC additionally agrees to market similar healthcare discount savings cards to their other clients and prospects. Initial marketing through this agreement is scheduled to begin mid January 2005.

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

Our goal is to implement our business model initially in the North East and then expand nationwide. In order to implement these goals, we are interviewing potential qualified candidates to fill various positions of sales, marketing and administration. In addition, in order to implement our business model we have entered into the joint venture agreement with Alliance Healthcard, Inc.
and a joint marketing agreement with Thesco Benefits, LLC. We have already met with and presented our various discount health care products and services to one Fortune 500 Company as well as various unions, fraternal organizations and large employer groups. We estimate that in order to achieve our goals, we will require financing from sources other than cash flow, within the next twelve months, in an amount ranging from $750,000 to $1,000,000. Since the acquisition of Comprehensive, we have been successful in raising approximately $450,000 through private equity offerings. Although we have previously been moderately successful in raising capital, we believe that the current financial market upturn as well as the benefits of the acquisition of Comprehensive Network Solutions, Inc. and the joint venture with Alliance Healthcard and the joint marketing with Thesco will assist us in potentially raising additional capital. Management believes that the acquisition of Comprehensive and the aggressive marketing of our line of medical care discount cards will add significant revenues and profitably during the upcoming year to the consolidated Comprehensive family of businesses. There are no assurances that we will be able to raise the funds necessary to expand our business operations or that these business operations will be profitable.

We changed our name to Comprehensive HealthCare Solutions, Inc. in order to better reflect the direction that the Company was taking in expanding our marketing efforts in various segments of the healthcare industry. In addition, the Company signed a consulting and employment agreement with Mr. Paul S. Rothman to become the President of the Company. John Treglia remained in his other current positions with the Company. Mr. Rothman has been assisting the Company in the acquisition of Comprehensive Network Solutions, Inc. and the development and implementation of its new marketing concepts since May 2004.

We believe the joint venture agreement with Alliance Healthcard and the joint marketing agreement with Thesco will add to our revenues and potential profitability. These agreements allow us to develop product pricing unique to the healthcare discount savings market. While we believe that these agreements are positive steps they cannot guarantee that the results of these efforts will succeed.

In order for us to be successful with our business plan, we will require financing in a minimum amount of $500,000 during the next six months. We intend to use our best efforts to raise between $750,000 and $1,000,000 in equity or convertible debt financing from a private placement of our securities within the next three to six months. At this time, we are unable to state what the terms of the anticipated private placement will be or the amount of shareholder dilution which will result from the intended financing.

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

               COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

               By:          /s/  John H. Treglia
               ----------------------------------------
                           JOHN H. TREGLIA
                           Chief Executive Officer and
                           Chief Financial Officer


Dated:   January 14, 2005