Form 10-Q/A
period 2003-11-30
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-02-28
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                    FORM 10-Q

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

The Company is filing this amended 10Q due to the fact that the financial statements for this period were not reviewed by an accountant who was registered with the Public Company Accounting Oversight Board ("PCAOB"). The accountant has applied for registration with PCAOB and has not received approval or denial with regard to its application. In the interim, the Company has engaged an accountant registered with the PCAOB in the event that the current accountant is not registered in a timely manner. The Company intends to file an amended 10Q with the reviewed financial statements as soon as possible.

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


                                                                              Nantucket Industries, Inc.
                                                                                        and Subsidiaries


                                                                             Consolidated Balance Sheets

                                                                          November 30,      February 28,
                                                                                  2003              2003

                                                                          Not Reviewed           Audited

------------------------------------------------------------------------- ------------- -----------------
Assets                                                                                               (1)
   Cash and cash equivalents                                                 $  34,288            $  550
   Accounts receivable                                                         158,939           132,324
   Inventories                                                                   7,345             5,365
   Prepaid expenses                                                             73,067             8,067
   Stock subscription receivable                                                     -            25,000
   Other current assets                                                          6,300             5,000
------------------------------------------------------------------------- ------------- -----------------
              Total current assets                                             279,939           176,306
------------------------------------------------------------------------- ------------- -----------------
Property, plant and equipment, net                                              66,331            66,340
Other assets, net
   Covenant not to compete                                                     300,000           300,000
   Customer list                                                               265,570           285,706
   Prepaid expenses                                                            240,000                 -
------------------------------------------------------------------------- ------------- -----------------
                                                                            $1,151,840          $828,352
------------------------------------------------------------------------- ------------- -----------------
Liabilities and Stockholders' Equity
   Accounts payable                                                          $  77,800          $ 77,766
   Loans payable                                                                45,000            55,000
   Pre-petition taxes                                                            3,964             3,964
------------------------------------------------------------------------- ------------- -----------------
              Total current liabilities                                        126,764           136,730
Convertible debenture                                                          150,000                 -
Line of credit                                                                  30,000            30,000
Pre-petition taxes, net of current portion                                      19,821            19,821
------------------------------------------------------------------------- ------------- -----------------
              Total liabilities                                                326,585           186,551
------------------------------------------------------------------------- ------------- -----------------
Stockholders' equity
   Common stock, $.10 par value; authorized 20,000,000                       1,040,937           859,052
      shares;            issued 10,409,366
   Additional paid-in capital                                               13,269,425        13,079,309
   Common stock subscribed                                                           -            25,000
   Accumulated deficit                                                    (13,485,107)      (13,321,560)
------------------------------------------------------------------------- ------------- -----------------

              Total stockholders' equity                                       825,255           641,801
------------------------------------------------------------------------- ------------- -----------------
                                                                            $1,151,840         $ 828,352
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

                                                                         Not Reviewed           Reviewed

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

                                                                          Not Reviewed          Reviewed

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is filing this amended 10Q due to the fact that the financial statements for this period were not reviewed by an accountant who was registered with the Public Company Accounting Oversight Board ("PCAOB"). The accountant has applied for registration with PCAOB and has not received approval or denial with regard to its application. In the interim, the Company has engaged an accountant registered with the PCAOB in the event that the current accountant is not registered in a timely manner. The Company intends to file an amended 10Q with the reviewed financial statements as soon as possible.

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


Dated:   February 28, 2005