Form 10-K/A
period 2004-02-28
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-02-28
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       -----------------------------------

                          Amendment No. 2 to Form 10-K

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

The Company is filing this amended 10k due to the fact that the financial statements for this period were not audited by an accountant who was registered with the Public Company Accounting Oversight Board ("PCAOB"). The accountant has applied for registration with PCAOB and has not received approval or denial with regard to its application. In the interim, the Company has engaged an accountant registered with the PCAOB in the event that the current accountant is not registered in a timely manner. The Company intends to file an amended 10k with the audited financial statements as soon as possible.

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

The Company is filing this amended 10k due to the fact that the financial statements for this period were not audited by an accountant who was registered with the Public Company Accounting Oversight Board ("PCAOB"). The accountant has applied for registration with PCAOB and has not received approval or denial with regard to its application. In the interim, the Company has engaged an accountant registered with the PCAOB in the event that the current accountant is not registered in a timely manner. The Company intends to file an amended 10k with the audited financial statements as soon as possible.


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

                                                                                   Unaudited            Audited           Audited

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

                                                                                  Unaudited         Audited           Audited

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

                                                                                  Unaudited           Audited         Audited

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

                                        COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.


February 28, 2005                       By /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, President and CEO


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


February 28, 2005                       /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, Director


                                        /s/ Frank Castanaro
                                        ----------------------------------
                                        Dr. Frank Castanaro, Director