Form 10-Q/A
period 2004-05-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-02-28
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    ----------------------------------------

                          AMENDMENT NO. 1 TO FORM 10-Q

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

                                                                                                  Not reviewed         Unaudited
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

                                                                                        Not reviewed               Reviewed
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

                                                                                            Not reviewed          Reviewed
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

Dated:   February 28, 2005