Form 10-Q/A
period 2004-08-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-02-28
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                    ----------------------------------------

                           AMENDMENT NO.1 TO FORM 10-Q

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

                                                                                               Not reviewed            Unaudited
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

                                                                                      Not reviewed               Reviewed
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