Form 10-K/A
period 2004-02-28
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-03-30
CIK 69623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       -----------------------------------

                          Amendment No. 3 to Form 10-K

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

The Company is filing this amended 10k due to the fact that the financial statements for this period were not audited by an accountant who was registered with the Public Company Accounting Oversight Board ("PCAOB"). The Company engaged an accountant registered with the PCAOB in order to file this amended 10k with the audited financial statements in a timely manner.

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information for the three fiscal years ended February 28, 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                February 29, 2004





                                TABLE OF CONTENTS





Page

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheet                                                  F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Shareholders' Deficiency                         F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                             F- 7 -19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the board of directors and shareholders of COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
(f/k/a Nantucket Industries, Inc. and Subsidiaries)

We have audited the accompanying balance sheet of Comprehensive Healthcare Solutions, Inc. (f/k/a Nantucket Industries, Inc. and Subsidiaries) as of February 29, 2004 and the related statements of operations, changes in shareholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Healthcare Solutions, Inc. (f/k/a Nantucket Industries, Inc. and Subsidiaries) as of February 29, 2004 and the results of its operations and its cash flows for the years then ended 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
March 7, 2005


                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
             (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                       AMENDED CONSOLIDATED BALANCE SHEETS



                                                                                      2004
                                                                                ------------------

                                     ASSETS

Current assets
 Cash and cash equivalents                                                              $ 172,429
 Accounts receivable, net                                                                 125,454
 Other current assets                                                                       8,870
                                                                                ------------------

Total current assets                                                                      306,753

 Property and equipment, net                                                               61,027
 Intangible assets                                                                        560,000
                                                                                ------------------

Total assets                                                                            $ 927,780
                                                                                ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                                       $ 106,767
 Accrued liabilities                                                                       18,965
                                                                                ------------------

Total current liabilities                                                                 125,732

 Revolving line of credit                                                                  30,000
 Other liabilities                                                                         19,821
                                                                                ------------------

Total liabilities                                                                         175,553
                                                                                ------------------

Stockholders' equity
 Preferred stock, no par value; 5,000 shares
  authorized and zero shares issued and outstanding                                             -
 Common stock, $.01 par value; 20,000,000 shares
  authorized; 11,667,309 shares issued and  outstanding                                 1,166,730
 Additional paid-in capital                                                            13,534,031
 Deferred stock - based consulting                                                       (296,817)
 Accumulated deficit                                                                  (13,651,717)
                                                                                ------------------
   Total stockholders' equity                                                             752,227
                                                                                ------------------
   Total liabilites and stockholders' equity                                            $ 927,780
                                                                                ==================


see accompanying notes to financial statements
                                      F-3


                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc and Subsidiaries)
                  AMENDED CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the years ended February 29,


                                                                 2004                            2003
                                                        ------------------------         ----------------------
Net sales                                                    $          409,040               $        406,134
Cost of sales                                                           321,462                        324,569
                                                        ------------------------         ----------------------

  Gross profit                                                           87,578                         81,565

Selling, general and administrative expenses                            360,381                        194,887
                                                        ------------------------         ----------------------

  Loss from operations                                                 (272,803)                      (113,322)
                                                        ------------------------         ----------------------


Other expenses:
 Interest expense                                                        10,305                          9,437
 Depreciation and amortization                                           47,049                         45,792

   Total other expense                                                   57,354                         55,229
                                                        ------------------------         ----------------------
   Loss before provision for income taxes                              (330,157)                      (168,551)

   Net loss                                                  $         (330,157)              $       (168,551)
                                                        ========================         ======================

   Net loss per share - basic and diluted                    $            (0.03)              $          (0.02)
                                                        ========================         ======================

     Weighted average common shares outstanding                       9,834,258                      8,440,251
                                                        ========================         ======================


see accompanying notes to financial statements
                                      F-4


                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
             (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
        AMENDED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        For the years ended February 29,


                                          Preferred stock
                                            designated as
                                        non-voting convertible          Common stock                                   Common
                                      --------------------------  -----------------------     Additional paid-in       Stock
                                         Shares       Amount       Shares        Amount            Capital            Subscribed
                                         ------       ------       ------        ------            -------            ----------
Balance ar February 28, 2002                 --          --      9,036,000       903,600          13,180,261                --
Cancellation of consultant                   --          --     (1,200,000)     (120,000)           (120,000)               --
Private placement sales                      --          --        337,857        33,785              35,715                --
Executive compensation                       --          --        416,667        41,667             (16,667)               --
Common stock issued for services             --          --             --            --                  --            25,000
Net (loss)                                   --          --             --            --                  --                --
                                      ---------    ----------   ----------  ------------        ------------      ------------

Balance at February 28, 2003                 --          --      8,590,524       859,052          13,079,309            25,000
Consultant agreement                         --          --      1,250,000       125,000             200,000
Private placement sales                      --          --        899,642        89,964             132,436           (25,000)
Executive compensation                       --          --        357,143        35,714             (10,714)               --
Common stock subscribed                      --          --             --            --                  --           160,800
Convertible debt                             --          --        570,000        57,000             133,000                --
Deferred - stock based consulting            --          --             --            --                  --                --
Net (loss)                                   --          --             --            --                  --                --
                                      ---------    ----------   ----------  ------------        ------------      ------------
Balance at February 29, 2004                 --          --     11,667,309  $  1,166,730        $ 13,534,031      $    160,800
                                      =========    ==========   ==========  ============        ============      ============

                                                                 Deferred
                                                                  Stock -
                                      Subscription                 Based         Accumulated
                                       Receivable                Consulting        deficit           Total
                                       ----------                ----------        -------           -----
Balance ar February 28, 2002                --                          --        (13,153,009)       930,852
Cancellation of consultant                  --                          --                 --       (240,000)
Private placement sales                     --                          --                 --         69,500
Executive compensation                      --                          --                 --         25,000
Common stock issued for services            --                          --                 --         25,000
Net (loss)                                                                           (168,551)      (168,551)
                                    ----------                 ----------       -------------     ----------

Balance at February 28, 2003                --                          --        (13,321,560)       641,801
Consultant agreement                        --                          --                 --        325,000
Private placement sales                     --                          --                 --        197,400
Executive compensation                      --                          --                 --         25,000
Common stock subscribed               (160,800)                         --                 --             --
Convertible debt                                                                                     190,000

Deferred - stock based consulting                                (296,817)                          (296,817)
Net (loss)                                  --                         --            (330,157)      (330,157)
                                    ----------                 ----------       -------------     ----------
Balance at February 29, 2004        $ (160,800)                $ (296,817)      $ (13,651,717)    $  752,227
                                    ==========                 ==========       =============     ==========


see accompanying notes to financial statements
                                      F-5



                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
             (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                  AMENDED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended February 29,


                                                                                 2004                        2003
                                                                         ----------------------      ----------------------
Cash Flows From Operating Activities
Net earnings (loss)                                                             $     (330,157)             $     (168,551)
Adjustments to reconcile net earnings (loss) to
net cash used by operating activities:
Provision for bad debt                                                                  22,500                           -
Depreciation and amortization                                                           47,049                      45,792
Decrease (increase) in assets:
Accounts receivable                                                                    (15,630)                    (12,110)
Inventories                                                                              1,495                        (240)
Prepaid expenses                                                                       (65,000)                    111,933
Other current assets                                                                         -                      (2,775)
(Decrease) increase in liabilities:
Accounts payable                                                                        29,002                     (24,869)
Accrued expenses and other liabilities                                                       -                           -
                                                                         ----------------------      ----------------------
Net Cash Provided  by Operating Activities                                            (310,741)                    (50,820)
                                                                         ----------------------      ----------------------

Cash Flows From Investing Activities
Additions to property, plant and equipment                                             (16,030)                     (4,396)
(Increase) decrease in other assets                                                   (223,750)                    110,000

                                                                         ----------------------      ----------------------
Net Cash Provided (Used) by Investing Activities                                      (239,780)                    105,604
                                                                         ----------------------      ----------------------

Cash Flows From Financing Activities
Issue of stock  for reorganization, acquisitions and operations, net                   762,400                    (145,500)
Repayment of loans                                                                     (40,000)                          -
Proceeds from loans and line of credit                                                       -                      85,000
                                                                         ----------------------      ----------------------
Net Cash Used in Financing Activities                                                  722,400                     (60,500)
                                                                         ----------------------      ----------------------

Net increase (decrease) in cash and cash equivalents                                   171,879                      (5,716)

Cash and cash equipvalents, beginning of year                                              550                       6,266
                                                                         ----------------------      ----------------------

Cash and cash equivalents, end of year                                          $      172,429              $          550
                                                                         ======================      ======================

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
Interest                                                                        $       10,305              $        9,437
                                                                                             -                           -


see accompanying notes to financial statements
                                      F-5

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004



NOTE 1- REORGANIZATION

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

Description of the Plan: The Plan provided for the cancellation of all
-----------------------
outstanding shares of stock in the Company and the re-issuance of new shares of stock by the reorganized Company. All stock of existing Subsidiaries was cancelled.

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

Administrative Debt: The costs and expenses of the administrative claim of
-------------------
Nantucket in course of the reorganization had priority of distribution pursuant to 11 U.S.C. ss.503 and would either be paid in full upon confirmation, or other terms agreed upon by the holders of such claims.

The expenses of administration consisted primarily of the fees of professional persons retained by Nantucket in the course of this reorganization and their fees were ultimately subject to allowance and approval by the Bankruptcy Court.

Basis of Presentation and Going Concern: In accordance with SFAS No.7, the
---------------------------------------
Company's policy regarding the preparation of these consolidated financial statements includes the presenting, in addition to its statements of operations, changes in shareholders' (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since inception through February 29, 2004.

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

The Company's independent accountants are including a "going concern" paragraph in their accountants' report accompanying these consolidated financial statements that cautions the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the "going concern" paragraph states that the Company's ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.

Even though the Company has not commenced planned principal operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has a business plan under development that, if successfully funded and executed as an integral part of a financial structuring, the Company can overcome the concerns of the independent accountants within the next twelve months. Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current shareholders.

Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing.

Priority Tax Debt: Priority tax debt consisted of governmental taxing
-----------------
authorities whose claims would be entitled to priority of payment pursuant to
Section 507 (a) (8) of the Bankruptcy Code. There are no taxes due to government agencies other than personal property tax due to Bartow County, Georgia, for which a claim has been settled in the amount of $23,130. In addition, the Internal Revenue Service filed a priority claim in the approximate amount of $745 and the claim was settled for such amount. The allowed amount of these priority claims, will be paid in full by the reorganized Company in the manner permitted by Section 1129(a) (9) (C) by payment, on account of such claims, of deferred cash payments over a period of six years after the earlier of the date of assessment of such claim or the Effective Date of the Plan, together with interest at the rate provided for in the United States Tax Code as of the date of such payments. The Effective Date is defined in the Plan as the date upon which the order confirming the Plan is final and no longer subject to an appeal.

Secured Debt: Secured debt consisted of the secured claim of NAN Investors, LP,
------------
the entity that loaned the Pre-Chapter 11 Company through a private placement the original

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

amount of $3,500,000, of which, $2,760,000 was memorialized in two 12.5% convertible debentures. NAN was still owed, as of the filing date, the approximate sum of $800,000.00. The claim was secured by the assets of the Pre-Chapter 11 Company, pursuant to the blanket security interest granted NAN in 1998 to assure payment of the debt. In October, 1999 all of the assets of the Pre-Chapter 11 Company were surrendered to NAN in lieu of foreclosure and according to the Pre-Chapter 11 Company's management there were no assets remaining in the Company. The unsecured portion of the NAN debt was determined to be $830,337.00 and was treated as general unsecured claim.

General Unsecured Debt: Unsecured Debt consisted of the holders of general
----------------------
unsecured claims against Nantucket arising from the operations of its business. There were general unsecured claims totaling $1,731,321 including the NAN investors' unsecured debt (above). Holders of allowed general unsecured claims received in full settlement and satisfaction of their respective claims, receive 346,263 shares of common stock in the reorganized Company, one (1) share of stock in the reorganized Company per $5.00 of claim.

Preferred Stock: The Samberg Group were holders of 5,000 shares of preferred
---------------
stock issued by the Company in 1995. The preferred stock had a liquidation preference of $200 pre share, for a total of $1,000,000 based upon the election of redemption rights approved in 1997. The preferred stock was issued in exchange for the investment of additional capital of $1,000,000 by the Samberg Group in 1994. The Samberg Group is comprised of Stephen M. Samberg, the former President and Chairman of the Board (1994 through 1998), Steven Sussman, Raymond Wathen, Robert R. Polen and the wife of Ronald Hoffman, all of whom are former officers of the Pre-Chapter 11 Company and/or members of its board.

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

Common Stockholders: Consists of the holders of shares of common stock in the
-------------------
Company which were issued and outstanding. There were 3,241,848 shares of stock issued and outstanding and held by approximately 1,100 holders. The Plan provided for the preservation of their participation in the reorganized Company by issuing them new shares of stock in the reorganized Company at the rate of one (1) new share of stock in the reorganized Company per ten (10) shares of the currently issued stock held a total of

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

324,184. The current shares of stock would be deemed null and void and the shareholders are to turn in their present shares for cancellation.

In addition, all outstanding warrants and options to purchase stock and to convert debt to stock would be deemed null and void and canceled of record. These rights canceled included those rights granted to NAN Investors in conjunction with the private placement of 1996 of $3,500,000 by which NAN had the right to purchase Nantucket common stock at fixed prices.

Extraordinary Gain on Discharge of Debt: The value of securities to be
---------------------------------------
distributed under the Plan was less than the value of the allowed claims on and interests in the Company: Accordingly, the Company recorded an extraordinary gain of $1,621,162related to the discharge of pre-petition liabilities. Distributions associated with pre-petition claims and obligations and provisions for settlements are reflected in the February 28, 2002 balance sheet. The consolidated financial statements at February 28, 2002 give effect to the issuance of all common stock and any surviving liabilities in accordance with the Plan.

The extraordinary gain recorded by the Company was determined as follows:

Liabilities subject to compromise at the effective date      $    1,731,321
Less:

Assumption of pre-petition liabilities                               23,175

Liabilities in excess of recorded amounts                            30,575

Assets offset against pre-petition liabilities                       21,783

Value of common stock issued                                         34,626
                                                             --------------
Extraordinary Gain on Debt Discharge                         $    1,621,162
--------------------------------------------------------------------------------

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------

Nantucket Industries, Inc. and its wholly owned subsidiaries (the "Company") were inactive from October 1999 until January 26, 1992. At that date a reverse merger with Accutone Inc. and Subsidiary occurred. (See note 1) Accutone Inc. is engaged in the business of selling and distributing hearing aids and providing the related audiological services.

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Nantucket Industries, Inc. and it's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. As a result of the above described acquisition, Nantucket Industries, Inc. (together with Accutone's wholly owned subsidiary) has no business or assets other than those which it acquired through its acquisition of Accutone.

Accounts Receivable
-------------------

An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts. No allowance was considered necessary since to date there has been no bad debt expense.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed for financial statement purposes, using the straight-line method over the estimated useful life. For income tax purposes, depreciation is computed using statutory rates.

Inventories
-----------

Inventories are stated at the lower of costs (first-in, first-out method) or market.

Intangible Assets
-----------------

The Company adopted SFAS No.142, "Goodwill and Other Intangible Assets," on January 1, 2002. As of the adoption date, the Company no longer amortizes intangible assets over its useful life. Instead, intangible assets are tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and intangible assets assigned to the reporting unit is not impaired. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's intangible assets, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize an intangible assets impairment charge if the carrying amount of the intangible assets assigned to the reporting unit is greater than the implied fair value of the intangible assets. At February 29, 2004, the Company has not recognized an impairment loss.

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

Intangible assets include customer lists, which are stated at cost.

Covenant not to compete                                             $ 300,000

Customer list                                                         260,000
                                                                    ---------

Total Intangible assets                                             $ 560,000
                                                                    =========

Income Taxes
------------

The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Earnings (Loss) Per Common Share
--------------------------------

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

Reporting Comprehensive Income
------------------------------

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

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

financial statements and is not expected to have a material effect on the Company's financial statements.

Segment Information
-------------------

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

Reclassification
----------------

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

Use of Estimates
----------------

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets
-------------------------------

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

Fair Value of Financial Instruments
-----------------------------------

Based on borrowing rates currently available to the Company for debt with similar terms and maturities, the fair value of the company's long-term debt approximate the carrying value. The carrying value of all other financial instruments potentially subject to

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

valuation risk, principally cash, accounts receivable and accounts payable, also approximate fair value.

Advertising Costs
-----------------

Costs for newspaper and other media advertising are expensed as incurred and were $20,255, $18,147 and $1,686 in 2004, 2003 and 2002, respectively.

Sales return policy
-------------------

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

NOTE 3- CONCENTRATION OF RISK

Currently approximately 70% of the reorganized Company's business is based on contracts with The New York State Medical Assistance Program (Medicaid) and Empire Medicare Service (Medicare).

NOTE 4- ACQUISITION OF AUDIOLOGY

On February 28, 2002 the Company executed a contract with Park Avenue Medical Practice Associates, P.C. and Park Avenue Health Care Management, Inc. The Park Avenue Group directly employs medical professional personnel, including physicians in both general and specialty practices and other health care professionals such as podiatrists, audiologists, psychologists and psychotherapists.

Nursing homes and long term care facilities contract with Park Avenue for the services of Park Avenue's medical professionals, on a pre-determined schedule or on an as needed basis. Pursuant to the terms of the agreement Park Avenue contributed its entire audiology practice to the Company. The contract also calls for Brad I. Markowitz, the president of Park Avenue Management to join the Company's Board of Directors. Mr. Markowitz is a banker by trade and has been with Park Avenue since 1995. At that time Park Avenue was servicing approximately seven nursing homes. Under his tutelage Park Avenue has grown to service over seventy long term care facilities. In addition, Mr. Markowitz serves on the Board of Trustees of several private companies.

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

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

NOTE 5- PROPERTY AND EQUIPMENT:

Property and equipment as of February 29, 2004, is as follows:

                                                             February 29,
                                                                 2004
                                                              --------
Leasehold improvements                                        $ 25,000
Machinery and equipment                                        120,296
Furniture and fixtures                                           6,200
                                                              --------
                                                               151,496
Less accumulated depreciation                                   90,469
                                                              --------
                                                              $ 61,027
                                                              --------

NOTE 6- LINE OF CREDIT

The Company has a revolving line of credit with Park Avenue for up to $30,000. The interest rate on any amount of the line utilized is at prime plus 2%. The agreement expires and on August 1, 2005 with a provisions for a renewal of this agreement.

NOTE 7 - INCOME TAXES

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

                                                     February 29,
                                                         2004
Deferred tax assets
Net operating loss carry forward                     $ 291,900
Deferred tax liabilities
Difference between the book and tax
basis of property, plant and
equipment                                                    -
                                                     ---------

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

Net deferred tax asset                                 291,900
Valuation allowance                                    291,900
                                                     ---------

Net deferred taxes                                   $       -
                                                     ---------


The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets, which it cannot presently utilize.

For tax purposes at February 28, 2004, the Company's net operating loss carry forward was $834,000, which, if unused, will expire from 2017 to 2021. Certain tax regulations relating to the change in ownership may limit the Company's ability to utilize its net operating loss carry forward if the ownership change, as computed under each regulation, exceeds 50%.

There was no income tax provision (benefit) for the fiscal years 2004 and 2003.

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

                                                 February 29,      February 28,
                                                    2004               2003
Computed "expected" provision for:
Federal income taxes                              (35.0)%             (35.0)%
Valuation allowance                                35.0                35.0

Actual provision for income taxes                    -0-%                -0-%

NOTE 8- STOCKHOLDERS' EQUITY

Issuance of Preferred Stock
---------------------------

On March 22, 1994, the Company sold to its management group 5,000 shares of non-voting convertible preferred stock for $1,000,000. These shares were convertible into 200,000 shares of common stock at the rate of $5.00 per share. These shares provided for cumulative dividends at a floating rate equal to the prime rate. Such dividends were convertible into common stock at the rate of $5.00 per share. The conversion rights were waived in May 1998. These shares were redeemable, at the option of the Company, on or after February 27, 1999 and had a liquidation preference of $200 per share. As of February 28, 2001, February 27, 2000 dividends in arrears were $570,134, and $489,484, respectively. The liquidation preferences of $200 per share as well as any dividends in areas at that time were settled in full, pursuant to the approved plan of reorganization. (See Note 1).

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

In connection with the Company's refinancing on March 22, 1994, the Company entered into a $2,000,000 term loan agreement with a financial institution. Pursuant to the agreement, the Company issued to the bank 10,000 treasury common shares related to mandatory prepayments, which were not made. The treasury stock was retired in conjunction with the plan of reorganization.

Grant of Warrants
-----------------

Warrants have been granted to NAN Investors LP to purchase 16,500,000 shares of the Company's Common Stock for $.10 per share, with a five-year term effective May 21, 1998. All warrants were canceled in conjunction with the plan of reorganization.

Private Placements
------------------

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

Stock plans
-----------

The Company currently has no stock plans in effect.

NOTE 9-COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Agreement with Principal Stockholders
-------------------------------------

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

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

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

Executive compensation
----------------------

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

Consulting agreement
--------------------

The Company terminated its consulting agreement with Westminster Holdings Ltd. and rescinded the 1,200,000 shares of common stock of Nantucket Industries, Inc. as of June 21, 2002.

During this fiscal year the Company entered into two consulting agreements and issued 1,250,000 shares of restricted common stock of Nantucket Industries, Inc.

Major Suppliers
---------------

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

Lease obligation
----------------

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
              (f/k/a - Nantucket Industries, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED FEBRUARY 29, 2004

The Company leases office under any agreement that expires on February 2006. As of February 29, 2004 the future minimum lease payments are as follows:

         February 28
         2005                                 27,627
         2006                                 28,456
                                          ----------
                                          $   56,083
                                          ----------

NOTE 10- SUBSEQUENT EVENTS

Acquisition
-----------

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

                                        COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.


March 28, 2005                          By /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, President and CEO


                                        By: /s/ Frank Castanaro
                                        ----------------------------------
                                        Dr. Frank Castanaro, Secretary



March 28, 2005                          /s/ John H. Treglia
                                        ----------------------------------
                                        John H. Treglia, Director


                                        /s/ Frank Castanaro
                                        ----------------------------------
                                        Dr. Frank Castanaro, Director