Form 10QSB/A
period 2004-05-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-04-01
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                          AMENDMENT NO. 2 TO FORM 10-QSB

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

The Company is filing this amended 10QSB due to the fact that the financial statements for this period were not audited by an accountant who was registered with the Public Company Accounting Oversight Board ("PCAOB"). The Company engaged an accountant registered with the PCAOB in order to file this amended 10QSB with the reviewed financial statements in a timely manner.

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
               (f/k/a NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES)

               AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2004





                                TABLE OF CONTENTS



                                                                        Page

         Consolidated Balance Sheet                                     F- 2


         Consolidated Statements of Operations                          F- 3


         Consolidated Statements of Cash Flows                          F- 4


         Notes to the Consolidated Financial Statements               F- 5 -7

            Comprehensive Healthcare Solutions, Inc. and Subsidiaries
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
                  Amended Condensed Consolidated Balance Sheet


                                                                               May 31, 2004
                                                                          ---------------------
          ASSETS
Current assets:
    Cash and cash equivalents                                              $           189,856
    Accounts receivable, net                                                           139,721
    Other current assets                                                                 4,125
                                                                          ---------------------

Total current assets                                                                   333,702

Property and equipment, net                                                             66,429
Other assets, net
    Goodwill                                                                           176,975
    Intangible assets                                                                  653,334

                                                                          ---------------------

Total Assets                                                               $         1,230,440
                                                                          =====================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $           114,727
    Accrued liabilities                                                                 21,500
                                                                          ---------------------

Total Current Liabilities                                                              136,227
    Revolving line of credit                                                            30,000
    Other liabilities                                                                   22,690
                                                                          ---------------------

Total Liabilities                                                                      188,917
                                                                          ---------------------

Stockholders' equity:
    Common stock, $.10 par value: 20,000,000
       shares, 12,398,959 shares issued                                              1,239,896
    Additional paid-in capital                                                      14,029,215
    Deferred stock - based consulting                                                 (185,000)
    Accumulated deficit                                                            (14,042,588)
                                                                          ---------------------
Total stockholders' equity                                                           1,041,523
                                                                          ---------------------

Total Liabilities and Stockholders' Equity                                 $         1,230,440
                                                                          =====================

      See the accompanying notes to the financial statements

            Comprehensive Healthcare Solutions, Inc. and Subsidiaries
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
             Amended Condensed Consolidated Statements of Operations
                For the Three Months Ended May 31, 2004 and 2003


                                                   -------------------    ------------------
                                                      Three Months          Three Months
                                                         Ended                  Ended
                                                      May 31, 2004          May 31, 2003
                                                   -------------------    ------------------
   Net sales                                                $ 115,479             $ 103,663
   Cost of sales                                               71,912                73,180
                                                   -------------------    ------------------

Gross profit                                                   43,567                30,483

Selling, general and administrative expenses                  224,052                54,834
                                                   -------------------    ------------------

Loss from operations                                         (180,485)              (24,351)

Other expense:
   Interest expense                                             1,394                 1,920
   Depreciation and amortization                               12,377                11,613
                                                   -------------------    ------------------

Total other expense                                            13,771                13,533
                                                   -------------------    ------------------

Loss before income taxes                                     (194,256)              (37,884)

Income taxes                                                        -                     -
                                                   -------------------    ------------------


Net loss                                                   $ (194,256)            $ (37,884)
                                                   ===================    ==================

Loss per share - basic and diluted                              (0.02)                (0.00)
                                                   ===================    ==================
Weighted average shares outstanding -                      12,351,180             8,830,570
                                                   ===================    ==================
   basic and diluted

       See the accompanying notes to the financial statements

            Comprehensive Healthcare Solutions, Inc. and Subsidiaries
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
             Amended Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended May 31, 2004 and 2003


                                                           -------------------  ------------------
                                                              Three Months         Three Months
                                                                  Ended               Ended
                                                              May 31, 2004        May 31, 2003
                                                           -------------------  ------------------
Cash Flows from Operating Activities:
Net loss                                                    $        (194,256)   $        (37,884)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Provision for bad debt                                             22,500                   -
    Depreciation and amortization                                      12,377              11,613
Decrease (increase) in assets:
    Accounts receivable                                               (14,267)              5,733
    Inventories                                                          (255)                850
    Prepaid expenses                                                  (26,010)                  -
    Other current assets                                                5,000              (1,000)
    Accounts payable                                                    7,959               1,121
                                                           -------------------  ------------------
Net cash used by operating activities                                (186,952)            (19,567)
                                                           -------------------  ------------------

Cash Flows from Investing Activities:
    Purchases of property and equipment                              (288,088)                  -
    Increase in other assets                                          (81,288)                  -
                                                           -------------------  ------------------
Net cash used by investing activities                                (369,376)                  -

                                                           -------------------  ------------------

Cash Flows from Financing Activities
    Issue of stock for operations                                     568,350              25,000
    Proceeds from capital lease                                         5,405                   -
                                                           -------------------  ------------------
Net cash provided by financing activities                             573,755              25,000
                                                           -------------------  ------------------

Net increase (decrease) in cash and cash equivalents                   17,427               5,433
Cash and cash equivalents, beginning of the period                    172,429                 550
                                                           -------------------  ------------------
Cash and cash equivalents, end of the period                $         189,856    $          5,983
                                                           ===================  ==================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
    Interest                                                          $ 1,394             $ 1,920
                                                           ===================  ==================
    Income taxes                                            $               -    $              -
                                                           ===================  ==================

             See the accompanying notes to the financial statements

            Comprehensive Healthcare Solutions, Inc. and Subsidiaries
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
              Notes to Condensed Consolidated Financial Statements
                                  May 31, 2004



NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries), (the "Company") is engaged in the business of selling and distributing hearing aids and providing the related audio logical services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of May 31, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and Annual Report for the fiscal year ended February 29, 2004.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

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

The Company is filing this amended 10QSB due to the fact that the financial statements for this period were not audited by an accountant who was registered with the Public Company Accounting Oversight Board ("PCAOB"). The Company engaged an accountant registered with the PCAOB in order to file this amended 10QSB with the reviewed financial statements in a timely manner.


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

               COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

                               By: /s/  John H. Treglia
                                   --------------------
                               JOHN H. TREGLIA
                               CEO, CFO and President

Dated:   April 1, 2005