Form 10QSB/A
period 2003-11-30
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-04-04
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO.3 TO
                                   FORM 10-QSB

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

                                November 30, 2003





                                TABLE OF CONTENTS



                                                                      Page

         Consolidated Balance Sheet                                   F- 2


         Consolidated Statements of Operations                        F- 3


         Consolidated Statements of Cash Flows                        F- 4


         Notes to the Consolidated Financial Statements               F- 5 -8

                    Comprehensive Healthcare Solutions, Inc.
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
                  Amended Condensed Consolidated Balance Sheet

                                                                    November 30, 2003
                                                                   ---------------------
                                                                        (Unaudited)
          ASSETS
Current assets:
    Cash and cash equivalents                                                  $ 34,288
    Accounts receivable, net                                                    136,439
    Other current assets                                                          6,300
                                                                   ---------------------

Total current assets                                                            177,027

Property and equipment, net                                                      66,331
Other assets, net
    Intangible assets                                                           565,570
                                                                   ---------------------

Total Assets                                                                  $ 808,928
                                                                   =====================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $ 77,800
    Accrued liabilities                                                          48,964
                                                                   ---------------------

Total Current Liabilities                                                       126,764
    Convertible debenture                                                       150,000
    Revolving line of credit                                                     30,000
    Other liabilities                                                            19,821
                                                                   ---------------------

Total Liabilities                                                               326,585

Stockholders' equity:
    Common stock, $.10 par value: 20,000,000
       shares, 10,409,366 shares issued                                       1,040,937
    Additional paid-in capital                                               13,269,425
    Deferred stock-based consulting                                             (73,067)
    Accumulated deficit                                                     (13,754,952)
                                                                   ---------------------
Total stockholders' equity                                                      482,343
                                                                   ---------------------

Total Liabilities and Stockholders' Equity                                    $ 808,928
                                                                   =====================


      See the accompanying notes to the financial statements

                    Comprehensive Healthcare Solutions, Inc.
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
             Amended Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended November 30, 2003 and 2002


                                        ---------------------  ---------------------  ---------------------  ----------------------
                                            Three Months           Three Months           Nine Months             Nine Months
                                               Ended                  Ended                  Ended                   Ended
                                         November 30, 2003      November 30, 2002      November 30, 2003       November 30, 2002
                                        ---------------------  ---------------------  ---------------------  ----------------------
                                             (Unaudited)            (Unaudited)            (Unaudited)            (Unaudited)

   Net sales                                       $ 103,086               $ 94,321              $ 309,453               $ 329,968
   Cost of sales                                      97,946                 76,067                246,433                 253,112
                                        ---------------------  ---------------------  ---------------------  ----------------------

Gross profit                                           5,140                 18,254                 63,020                  76,856

Selling, general and administrative
expenses                                              80,245                 73,036                196,196                 179,403
                                        ---------------------  ---------------------  ---------------------  ----------------------

Loss from operations                                 (75,105)               (54,782)              (133,176)               (102,547)

Other expense:
   Interest expense                                    4,071                  1,650                  6,696                   8,100
   Depreciation and amortization                      22,415                 27,788                 46,175                  83,364
                                        ---------------------  ---------------------  ---------------------  ----------------------

Total other expense                                   26,486                 29,438                 52,871                  91,464
                                        ---------------------  ---------------------  ---------------------  ----------------------

Loss before income taxes                            (101,591)               (84,220)              (186,047)               (194,011)

Income taxes                                               -                      -                      -                       -
                                        ---------------------  ---------------------  ---------------------  ----------------------


Net loss                                          $ (101,591)             $ (84,220)            $ (186,047)             $ (194,011)
                                        =====================  =====================  =====================  ======================

Loss per share - basic and diluted                     (0.01)                 (0.01)                 (0.02)                  (0.02)
                                        =====================  =====================  =====================  ======================
Weighted average shares outstanding -             10,162,114              8,298,985             10,162,114               8,298,985
                                        =====================  =====================  =====================  ======================
   basic and diluted

        See the accompanying notes to the financial statements

                    Comprehensive Healthcare Solutions, Inc.
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
             Amended Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended November 30, 2003 and 2002

                                                           ---------------------   --------------------
                                                                Nine Months            Nine Months
                                                                   Ended                  Ended
                                                            November 30, 2003       November 30, 2002
                                                           ---------------------   --------------------
                                                                (Unaudited)            (Unaudited)
Cash Flows from Operating Activities:
Net loss                                                             $ (163,547)            $ (194,011)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Stock issued for services                                            59,656                 84,500
    Depreciation and amortization                                        28,203                 80,864
Decrease (increase) in assets and liabilities:
    Accounts receivable                                                 (26,615)                 2,644
    Inventories                                                          (1,980)                  (765)
    Other current assets                                                  6,045                  2,225
    Notes receivable                                                          -                      -
    Accounts payable and other current assets                                34                  5,667
                                                           ---------------------   --------------------
Net cash used by operating activities                                   (98,204)               (18,876)
                                                           ---------------------   --------------------

Cash Flows from Investing Activities:
    Advances on note receivable                                               -                (70,090)
    Purchases if equipment                                               (8,058)                     -
                                                           ---------------------   --------------------
Net cash used by investing activities                                    (8,058)               (70,090)
                                                           ---------------------   --------------------

Cash Flows from Financing Activities
    Proceeds from line of credit                                              -                 30,000
    Proceeds from debenture                                             150,000                 56,900
    Repayment on loan                                                   (10,000)                     -
                                                           ---------------------   --------------------
Net cash provided by financing activities                               140,000                 86,900
                                                           ---------------------   --------------------

Net increase (decrease) in cash and cash equivalents                     33,738                 (2,066)
Cash and cash equivalents, beginning of the period                          550                  6,266
                                                           ---------------------   --------------------
Cash and cash equivalents, end of the period                           $ 34,288                $ 4,200
                                                           =====================   ====================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
    Interest                                                            $ 4,071                $ 1,650
                                                           =====================   ====================
    Income taxes                                                            $ -                    $ -
                                                           =====================   ====================

  See the accompanying notes to the financial statements

            Comprehensive Healthcare Solutions, Inc. and Subsidiaries
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
              Notes to Condensed Consolidated Financial Statements
                                November 30, 2003



NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries), (the "Company") is engaged in the business of selling and distributing hearing aids and providing the related audio logical services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of November 30, 2003 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and Annual Report for the fiscal year ended February 29, 2003.

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

General and Administrative costs were $80,245 and $73,036, respectively. This minimal increase is attributable for the most part to attempts at keeping these costs in line with revenues but also include additional costs involved with the due diligence required for potential acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were ($98,204) and ($18,876) respectively. Cash flows from investing activities were($8,058) and ($70,090) respectively. Cash flows from financing activities were $140,000 and $86,900 respectively. These changes were primarily due to the Company's issuance of common stock and convertible debentures which were used to finance the Company's operations and the acquisition of equipment.

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

                                 COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

                                 By: /s/  John H. Treglia
                                          ---------------
                                          JOHN H. TREGLIA
                                          CEO, CFO and President


Dated:   April 1, 2005