Form 10QSB/A
period 2004-08-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-04-04
CIK 69623

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

                    COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
             (f/k/a/ - NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES)

               AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2004





                                TABLE OF CONTENTS



                                                                         Page

         Consolidated Balance Sheet                                      F- 2


         Consolidated Statements of Operations                           F- 3


         Consolidated Statements of Cash Flows                           F- 4


         Notes to the Consolidated Financial Statements                  F-5-8

            Comprehensive Healthcare Solutions ,Inc. and Subsidiaries
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
                  Amended Condensed Consolidated Balance Sheet

                                                                     August 31, 2004
                                                                   ---------------------
                                                                       (Unaudited)
          ASSETS
Current assets:
    Cash and cash equivalents                                                 $ 201,106
    Accounts receivable, net                                                    123,386
    Other current assets                                                         4,815

Total current assets                                                            329,307

Property and equipment, net                                                      66,888
Other assets, net
    Goodwill                                                                    176,975
    Intangible assets                                                           646,668
                                                                   ---------------------

Total Assets                                                                $ 1,219,838
                                                                   =====================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $ 122,204
    Accrued liabilities                                                           9,608
                                                                   ---------------------

Total Current Liabilities                                                       131,812
    Revolving line of credit                                                     30,000
    Other liabilities                                                            28,748
                                                                   ---------------------

Total Liabilities                                                               190,560
                                                                   ---------------------

Stockholders' equity:
    Common stock, $.10 par value: 20,000,000
        shares, 12,808,959 shares issued                                      1,280,896
    Additional paid-in capital                                               14,193,215
    Deferred stock-based consulting                                            (100,000)
    Accumulated deficit                                                     (14,344,833)
                                                                   ---------------------
Total stockholders' equity                                                    1,029,278
                                                                   ---------------------

Total Liabilities and Stockholders' Equity                                  $ 1,219,838
                                                                   =====================

      See the accompanying notes to the financial statements

            Comprehensive Healthcare Solutins, Inc. and Subsidiaries
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
             Amended Condensed Consolidated Statements of Operations
           For the Three and Six Months Ended August 31, 2004 and 2003

                                              -------------------    -------------------     -----------------    ----------------
                                                 Three Months           Three Months            Six Months           Six Months
                                                     Ended                  Ended                  Ended               Ended
                                               August 31, 2004        August 31, 2003        August 31, 2004      August 31, 2003
                                              -------------------    -------------------     -----------------    ----------------
                                                  (Unaudited)            (Unaudited)            (Unaudited)         (Unaudited)
   Net sales                                           $ 101,468              $ 102,704             $ 216,947           $ 206,367
   Cost of sales                                          94,934                 75,307               166,846             148,487
                                              -------------------    -------------------     -----------------    ----------------

Gross profit                                               6,534                 27,397                50,101              57,880

Selling, general and administrative expenses             255,497                 61,117               479,549             115,951
                                              -------------------    -------------------     -----------------    ----------------

Loss from operations                                    (248,963)               (33,720)             (429,448)            (58,071)

Other expense:
   Interest expense                                          833                    705                 2,227               2,625
   Depreciation and amortization                          12,702                 12,147                25,079              23,760
                                              -------------------    -------------------     -----------------    ----------------

Total other expense                                       13,535                 12,852                27,306              26,385
                                              -------------------    -------------------     -----------------    ----------------

Loss before income taxes                                (262,498)               (46,572)             (456,754)            (84,456)

Income taxes                                                   -                      -                     -                   -
                                              -------------------    -------------------     -----------------    ----------------


Net loss                                              $ (262,498)             $ (46,572)           $ (456,754)          $ (84,456)
                                              ===================    ===================     =================    ================

Loss per share - basic and diluted                         (0.02)                 (0.00)                (0.04)              (0.01)
                                              ===================    ===================     =================    ================
Weighted average shares outstanding -
basic and diluted                                     12,684,611              9,888,434            25,035,791          18,719,004
                                              ===================    ===================     =================    ================

     See the accompanying notes to the financial statements

            Comprehensive Healthcare Solutions, Inc. and Subsidiaries
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
             Amended Condensed Consolidated Statements of Cash Flows
           For theThree and Six Months Ended August 31, 2004 and 2003

                                                   ---------------  ----------------
                                                     Six Months        Six Months
                                                        Ended            Ended
                                                   August 31, 2004  August 31, 2003
                                                   ---------------  ----------------
                                                    (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:
Net loss                                               $ (456,754)        $ (84,456)
Adjustments to reconcile net loss to net cash
used in operating activities:
    Provision for bad debt                                      -                 -
    Depreciation and amortization                          18,563            19,118
Decrease (increase) in assets:
    Accounts receivable                                     2,068            (2,356)
    Inventories                                                 -                 -
    Prepaid expenses                                        4,055          (190,105)
    Accounts payable                                       15,007           (13,266)
                                                   ---------------  ----------------
Net cash used by operating activities                    (402,054)         (271,065)
                                                   ---------------  ----------------

Cash Flows from Investing Activities:
    Purchases of property and equipment                   (11,722)          (11,388)
    Purchase of intangible assets                        (263,643)                -
                                                   ---------------  ----------------
Net cash used by investing activities                    (275,365)          (11,388)
                                                   ---------------  ----------------

Cash Flows from Financing Activities
    Common stock issued                                   694,503           247,001
    Proceeds from debenture                                     -           100,000
    Repayment of loan                                      (5,000)                -
    Payments on capital lease                                (834)                -
                                                   ---------------  ----------------
Net cash provided by financing activities                 688,669           347,001
                                                   ---------------  ----------------

Net increase (decrease) in cash and cash equivalents       11,250            64,548
Cash and cash equivalents, beginning of the period        189,856               550
                                                   ---------------  ----------------
Cash and cash equivalents, end of the period            $ 201,106          $ 65,098
                                                   ===============  ================

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
    Interest                                                $ 833             $ 833
                                                   ===============  ================
    Income taxes                                              $ -               $ -
                                                   ===============  ================

    See the accompanying notes to the financial statements

            Comprehensive Healthcare Solutions, Inc. and Subsidiaries
               (F/k/a Nantucket Industries, Inc. and Subsidiaries)
              Notes to Condensed Consolidated Financial Statements
                                 August 31, 2004



NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries), (the "Company") is engaged in the business of selling and distributing hearing aids and providing the related audio logical services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of August 31, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and Annual Report for the fiscal year ended February 29, 2004.

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

General and administrative costs were $255,497 and $61,117, respectively. The difference is attributable to the costs related to the expansion of marketing and sales operations from the acquisition of Comprehensive Network Solutions, Inc. which included consulting fees, administration fees, costs of business travel to the our subsidiary in Austin Texas as well as other related legal and accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows from operating activities were ($402,054) and ($271,065), respectively. Cash flows from financing activities were $688,669 and $347,001, respectively. These changes were due primarily to the issuance of restricted common stock of $694,503.These proceeds were primarily used to begin marketing "The Solution Card" the medical care discount family cards of Comprehensive Network Solutions, Inc. as well as supplying working capital to our Austin Texas subsidiary.

Working capital totaled $197,495 for the quarter ended August 31, 2004.

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


               COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

                              By: /s/  John H. Treglia
                                  ---------------------
                              JOHN H. TREGLIA
                              CEO, CFO and President


Dated:  April 1, 2005