Form 10QSB/A
period 2004-11-30
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-04-04
CIK 69623

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

                        Comprehensive Healthcare Solutions, Inc.

               AMENDED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                November 30, 2004





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


         Consolidated Statements of Operations                           F- 3


         Consolidated Statements of Cash Flows                           F- 4


         Notes to the Consolidated Financial Statements                  F- 5 -8

                    Comprehensive Healthcare Solutions, Inc.
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
                  Amended Condensed Consolidated Balance Sheet


                                                                    November 30, 2004
                                                                   ---------------------
                                                                        (Unaudited)
          ASSETS
Current assets:
    Cash and cash equivalents                                                  $ 68,462
    Accounts receivable, net                                                    122,406
    Other current assets                                                          4,045
                                                                   ---------------------

Total current assets                                                            194,913

Property and equipment, net                                                      63,455
Other assets, net
    Goodwill                                                                    176,975
    Intangible assets                                                           640,002

                                                                   ---------------------

Total Assets                                                                $ 1,075,345
                                                                   =====================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $ 155,905
    Accrued liabilities                                                           9,635
                                                                   ---------------------

Total Current Liabilities                                                       165,540
    Revolving line of credit                                                     30,000
    Other liabilities                                                            28,088
                                                                   ---------------------

Total Liabilities                                                               223,628

Stockholders' equity:
    Common stock, $.10 par value: 20,000,000
       shares, 12,398,959 shares issued                                       1,323,396
    Additional paid-in capital                                               14,363,215
    Deferred stock-based consulting                                             (35,000)
    Accumulated deficit                                                     (14,799,894)
                                                                   ---------------------
Total stockholders' equity                                                      851,717
                                                                   ---------------------

Total Liabilities and Stockholders' Equity                                  $ 1,075,345
                                                                   =====================

             See the accompanying notes to the financial statements

                    Comprehensive Healthcare Solutions, Inc.
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
             Amended Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended November 30, 2004 and 2003


                                       ---------------------    -------------------   ---------------------   ---------------------
                                           Three Months            Three Months           Nine Months             Nine Months
                                              Ended                   Ended                  Ended                   Ended
                                        November 30, 2004        November 30, 2003      November 30, 2004       November 30, 2003
                                       ---------------------    -------------------------------------------   ---------------------
                                            (Unaudited)             (Unaudited)            (Unaudited)             (Unaudited)
   Net sales                                      $ 135,510              $ 103,086               $ 352,457               $ 309,453
   Cost of sales                                    100,824                 97,946                 267,670                 246,433
                                       ---------------------    -------------------   ---------------------   ---------------------

Gross profit                                         34,686                  5,140                  84,787                  63,020

Selling, general and administrative
expenses                                            310,573                 57,745                 790,122                 173,696
                                       ---------------------    -------------------   ---------------------   ---------------------

Loss from operations                               (275,887)               (52,605)               (705,335)               (110,676)

Other expense:
   Interest expense                                     207                  4,071                   2,434                   6,696
   Depreciation and amortization                     11,720                 22,415                  36,799                  46,175
                                       ---------------------    -------------------   ---------------------   ---------------------

Total other expense                                  11,927                 26,486                  39,233                  52,871
                                       ---------------------    -------------------   ---------------------   ---------------------

Loss before income taxes                           (287,814)               (79,091)               (744,568)               (163,547)

Income taxes                                              -                      -                       -                       -
                                       ---------------------    -------------------   ---------------------   ---------------------


Net loss                                         $ (287,814)             $ (79,091)             $ (744,568)             $ (163,547)
                                       =====================    ===================   =====================   =====================

Loss per share - basic and diluted                    (0.02)                 (0.01)                  (0.06)                  (0.02)
                                       =====================    ===================   =====================   =====================
Weighted average shares outstanding -
basic and diluted                                12,855,167             10,162,114              37,890,958              28,881,118
                                       =====================    ===================   =====================   =====================


        See the accompanying notes to the financial statements

                    Comprehensive Healthcare Solutions, Inc.
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
             Amended Condensed Consolidated Statements of Cash Flows
         For the Three and Nine Months Ended November 30, 2004 and 2003

                                                              ----------------    ----------------
                                                                Nine Months         Nine Months
                                                                   Ended               Ended
                                                              November 30, 2004   November 30, 2003
                                                               ----------------    ----------------
                                                                (Unaudited)         (Unaudited)
Cash Flows from Operating Activities:
Net loss                                                           $ (744,568)         $ (163,547)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Stock issued for services                                                               59,656
   Depreciation and amortization                                       29,563              28,203
Decrease (increase) in assets:
   Accounts receivable                                                  3,048             (26,615)
   Inventories                                                          4,825              (1,980)
   Prepaid expenses                                                    48,075               6,045
   Accounts payable                                                         -                  34
                                                              ----------------    ----------------
 Net cash used by operating activities                               (659,057)            (98,204)
                                                              ----------------    ----------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                (12,789)             (8,058)
   Purchase of intangible assets                                     (276,179)                  -
                                                              ----------------    ----------------
 Net cash used by investing activities                               (288,968)             (8,058)
                                                              ----------------    ----------------

Cash Flows from Financing Activities
   Issue of common stock                                              845,525
   Proceeds from debenture                                                  -             150,000
   Repayment of short-term loan                                             -             (10,000)
   Payment on capital lease                                            (1,467)                  -
                                                              ----------------    ----------------
 Net cash provided by financing activities                            844,058             140,000
                                                              ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                 (103,967)             33,738
Cash and cash equivalents, beginning of the period                    172,429                 550
                                                              ----------------    ----------------
 Cash and cash equivalents, end of the period                        $ 68,462            $ 34,288
                                                              ================    ================


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
   Interest                                                           $ 4,071               $ 207
                                                              ================    ================
   Income taxes                                                       $     -               $   -
                                                              ================    ================

             See the accompanying notes to the financial statements

            Comprehensive Healthcare Solutions, Inc. and Subsidiaries
               (f/k/a Nantucket Industries, Inc. and Subsidiaries)
              Notes to Condensed Consolidated Financial Statements
                                November 30, 2004



NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries), (the "Company") is engaged in the business of selling and distributing hearing aids and providing the related audio logical services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of November 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's 10-KSB and Annual Report for the fiscal year ended February 29, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were ($659,057) and ($98,204), respectively. Cash flows from financing activities were $844,058 and $140,000, respectively. These changes were due primarily to the issuance of restricted common stock of $845,525. These proceeds were primarily used to begin marketing "The Solution Card" the medical care discount family cards of the company as well as our subsidiary, Comprehensive Network Solutions, Inc., including supplying working capital to our Austin Texas subsidiary.

Working capital totaled $29,373 for the quarter ended November 30, 2004.

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

               COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

                           By: /s/  John H. Treglia
                            ------------------------
                           JOHN H. TREGLIA
                           Chief Executive Officer and
                           Chief Financial Officer


Dated:   April 1, 2005