Form 10KSB
period 2005-02-28
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-06-15
CIK 69623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________________

FORM 10-KSB

________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

Commission File Number: 003-08955

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-0962699
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

45 Ludlow Street, Suite 602, Yonkers, New York 10705

(Address of principal executive offices) (Zip Code)

(914) 375-7591

(Registrant’s telephone number, including area code)

(Former Address, since last report)

Securities registered pursuant to Section 12(g) of the Act:	Common Stock,
$.10 par value

Name of each exchange on which registered. NASD OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of June 14, 2005, based on the average bid and asked price of the Common Stock on the NASD OTC Bulletin Board on said date was $5,449,576.

As of June 14, 2005, the Registrant had outstanding 16,055,470 shares of common stock.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS

Page #

PART I

Business	1
Properties	18
Legal Proceedings	19
Submission of Matters to a Vote of Security Holders	19

PART II

Market for registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities	20

Selected Financial Data	20

Management’s Discussion and Analysis of financial Condition and

Results of Operations	21

Quantitative and Qualitative Disclosures about Market Risk	25

Financial Statements and Supplementary Data	F-1/F-19

Changes in Disagreements with Accountants on Accounting and

Financial Disclosure	26

Controls and Procedures	26

PART III

Directors and Executive Officers of the Registrant	27
Executive Compensation	27
Security Ownership of Certain Beneficial Owners and Management	29
Certain Relationships and Related Transaction	29
Principal Accounting Fees and Services	30

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K	30

SIGNATURES	31

ITEM 1. BUSINESS

Directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., we are in the business of distributing and dispensing custom hearing aids. Accutone Inc. was formed under the laws of the State of Pennsylvania in October 1996 for the purpose of engaging in the manufacture, dispensing, and distribution of hearing aids. In 1998, Accutone acquired 100% ownership of Interstate, a Pennsylvania corporation and an FDA licensed hearing aid manufacturer which had been in the hearing aid business for approximately 35 years. In the Fall of 2000, Accutone discontinued all manufacturing operations and changed the focus of its marketing to be concentrated through Interstate Hearing Aid Service, Inc. to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. At that time, the hearing aid industry was competitively changing at a rapid pace. As a result management decided to identify additional business opportunities for substantial growth in various portions of the medical industry. Based on marketing research, management redirected its focus towards the 44 million plus uninsured and underinsured people throughout the United States.

To position ourselves to take advantage of this huge market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the CNS shareholders. Pursuant to the Agreement, Comprehensive became our wholly owned subsidiary. Based on this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. This acquisition has positioned us to take full advantage of the opportunity to become a major player providing access to discounted health care provider networks and services.

History

Until the end of October 1999, when we discontinued all prior business activities, we produced and distributed popular priced branded fashion undergarments for sale, throughout the United States, to mass merchandisers and national chains. We produced and sold our men’s underwear products primarily under licensed labels including “Brittania” and “Arrow” and, until March 31,1998, we also produced women’s innerwear under the GUESS? label, for sale to department and specialty stores. From October 31, 1999 up to and including the period that we effectuated the reverse acquisition of Accutone and Interstate Hearing Aid we were a dormant corporation.

Subsequent to the reverse acquisition our only assets and business were those attributable to the acquired group of corporations. Until the summer of 2000, a small portion of our business consisted of manufacturing operations. However, because of changes in the competitive climate of the hearing aid manufacturing industry and the comparatively small level of our operations, all manufacturing was discontinued on July 30, 2000. This marked the beginning of an ongoing change in our revised business plan, which now encompasses concentrating our marketing to nursing homes, hospitals, out-patient clinics, members of managed health care providers, such as health maintenance organizations (“HMO’s”), Physician Provider Organizations (physician group practices known as “PPO’s”),union health plans, medicare, and medicaid while considering the expansion of an advertising campaign aimed at individuals in the non-insured self- pay market. Since implementing our revised business plan in October 2000, we have entered into contracts through Interstate Hearing Aid with approximately 65 managed health care provider organizations, unions, local municipalities and secondary health care insurance providers and pediatric care organizations in the New York metropolitan area, including Medicare and Medicaid. We are continually in negotiations with other such organizations and we anticipate that the number of such organizations will continue to grow. As a result of our additional marketing plan, changes and efforts, we have contracted with seven early intervention agencies. We have negotiated to sublease space in the offices of Early Achievers, Inc., an early intervention agency in White Plains, New York, with whom we have agreed to provide audiological early intervention services in exchange for the use of the space.

Upon receipt of the necessary capital as set forth herein, we also intend to execute a measured increase in our marketing activities aimed at individuals and managed health care organizations. We have also made positive strides and have been successful in identifying potential acquisition targets in medically related industries which we believe will add a material increase in gross revenues and profitability.

On March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the Comprehensive shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Additional consideration of $60,000 was also paid to CNS to be used as working capital and we assumed a liability of $25,000 for marketing services performed by an individual. Such liability was satisfied through the issuance of 25,000 shares of our restricted common stock to such individual. All shares issued in this transaction have a holding period of two years. Based on this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues.

We estimate that in order to achieve our goals, many of which will involve the increase and expansion of marketing the “Discount Medical Service Cards” of our recently acquired, Comprehensive Network Solutions, Inc. Although there can be no guarantees of successfully attaining these goals, management will be actively pursuing same. We will require financing from sources other than cash flow, within the next six to eighteen months, in an amount ranging from $1,000,000 to $2,000,000. Our present plan for financing focuses on raising funds through a private placement of our securities. Although we have had some success in raising private placement funds, our efforts have fallen short of our previous expectations and the capital required to operate and market the discount medical card increased capital requirements more than anticipated. Also the time frame for revenue generation from these activities has taken much longer than was originally anticipated. Although the capital markets have a perceived improvement, we are cautiously optimistic of our abilities to achieve these goals. Along these lines, we are continually and actively pursuing potential businesses alliances with privately held businesses in like and or compatible medically related industries. We believe that the addition of both sales volume growth and profitability will greatly assist us in successfully raising additional capital.

Overview

Hearing Aid Industry

We continue to believe and are reinforced by nationwide statistics that hearing loss is one of the most prevalent chronic health conditions in the United States, and that its incidence is on the rise. Hearing loss occurs when there is damage to the auditory system, possibly caused by heredity, aging, noise exposure, illness, trauma, and/or some medications. Some hearing loss is temporary and/or can be corrected with medical or surgical treatment. Other types of hearing loss can be effectively managed with hearing devices. Although hearing loss traditionally has been considered an “old person’s” condition, in several reports, the Better Hearing Institute reported that hearing loss is becoming increasingly common among the “Baby Boomer” 40 to 65 year old segment of the population. This is widely believed to be the result of extreme noise exposure, possibly because of a history of excessive exposure to extremely high decibel rock-and-roll concerts and the widespread use of “walkman” type radios (which produce a concentrated level of noise in extremely close proximity to the ear). The degree of hearing loss is often directly related to the amount of exposure and the intensity of loud noise. However, damaging noise does not necessarily have to result from extreme situations. Even cumulative exposure to everyday noises, such as the sounds of daily traffic, construction work, or a noisy office can contribute to hearing loss.

Hearing loss can have serious implications, leading to communication disorders, isolation, depression, cognitive dysfunction, and overall decline in quality of life. While hearing loss has historically been considered an effect of aging, recently some government agencies, health care organizations and insurance companies have begun increasing their scope of services and coverage’s to include early interventions for children up to the age of 12. While a great many people suffering from hearing loss can be helped with the use of hearing aids, a survey by the National Council on the Aging (NCOA) indicated that older adults with hearing impairments,  who do not wear hearing aids, are more likely to report sadness and depression, worry and anxiety, paranoia, diminished social activity, and greater insecurity than those who wear aids. We believe that the products and technologies currently available are broad and varied and in most instances can afford to the hearing impaired individual the amplification necessary to afford them the ability to have improved hearing and enjoy a full and normal lifestyle. In addition, we believe that these people could also benefit from the use of other assisted listening devices, such as telephone or television amplifiers (see “Products”, below).

The Future of the Industry

While we recognize that in the past and still today, many members of the public have been reluctant to use hearing aids, we believe that this industry can be expected to experience substantial and continuing growth during the coming decades. Management recognizes our ability to take advantage of these increases and that we must have required additional capital and infrastructure to be successful. Although the statistics of the last three years have shown minor growth, Sergei Kochkin, PhD, an officer and board member of the Better Hearing Institute and a director of market development at Knowles Electronics, has written a market research article in which he concluded that, “With modern estimates of hearing loss ranging from 24 million to 28 million and hearing instrument penetration at only 21% to 22% historically, it is of interest to determine the extent to which the more than 20 million hearing- impaired individuals who do not use hearing instruments are, in fact, current or future candidates for hearing aids. In the past we have conservatively estimated that if even 25% of the non-owner market were convinced to purchase hearing aids over the next five years that the market would double and retailers would realize an incremental $1 billion a year.”

Some of the factors which we believe will contribute to a measured expansion of hearing aid use and audiological services include the following:

-	A rapidly aging population (the “graying of America”) accompanied by a natural, progressive deterioration in hearing acuity;
-	Wide exposure to excessive noise, pollution among younger segments of the population resulting in ever increasing damage to hearing;
-	A growing acceptance among all segments of the population of the use of hearing aids;
-	The availability of smaller and less visible hearing aids;
-	Advances in hearing aid technology, including computerized digital products;
-	Decreasing prices of hearing aids;
-	Increasing coverage of hearing aid products by HMO’s, PPO’s, unions, employer sponsored groups, and Medicare and Medicaid to offset the costs to the end user; and
-	Substantial increase in testing of pediatric patients since the medical profession has become aware of hearing losses in infants and toddlers.

As a result of the increase in the early intervention area of audiology, many health care organizations, managed care organizations and health care insurance companies (including medicaid) have begun to reimburse the costs of implementing early intervention testing procedures in their reimbursement schedules. We are currently expanding our marketing efforts in the early intervention segment of our business, mainly through the efforts of John H. Treglia our Chairman and CEO.

Our Sales and Dispensing Offices

We are currently operating three hearing aid sales and audiological testing facilities. These are retail sales and dispensing offices, which are located in medical arts buildings, independent office space in a professional type office building, and, in one case, on-site at a medical outpatient center. One of our retail offices is located in Yonkers, New York, one is in Mount Vernon, New York, and one is in Forty Fort, Pennsylvania. Our Mount Vernon facility is located on-site at The Wartburg Home of The Evangelical Lutheran Church in its 16,000 square foot outpatient facility.

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

On-Site Offices

The Wartburg Adult Care Community Outpatient Clinic and The Wartburg Nursing Home

We have entered into lease and service agreements with The Wartburg Adult Care Community Outpatient Clinic and the Wartburg Nursing Home. These facilities are part of the Wartburg Adult Care Community which is located in a 36-acre campus in the town of Mount Vernon in Westchester County, New York. The Wartburg is a comprehensive senior health care complex which includes residential assisted living, nursing home, and critical care facilities as well as a 16,000 square foot Outpatient Health Services complex serving area residents as well as persons residing within the Wartburg facilities. Our contracts with the outpatient clinic and the nursing home provide for our:

*

Operating an on-site dispensing and testing office in the Wartburg Diagnostic and Treatment Center (outpatient center). Under the terms of the contract, our office has use, at no cost, of a common reception and waiting room and reception personnel in the Wartburg, who will schedule and coordinate patient appointments. This facility is fully equipped, including a sound- proof booth, and all required electronic testing equipment as well as all other peripheral equipment necessary for appropriate audiological testing and the fitting and dispensing of hearing aids. This office is used for the treatment of both non-resident outpatients and Wartburg assisted living facility residents. We are currently in the process of expanding the patient base to include early intervention (pediatric testing and evaluation)as well as dispensing of hearing aids when deemed appropriate and necessary.

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

This construction is not being undertaken solely to accommodate our patients but also for the Wartburg’s expected entrance into pediatric medical, psychiatric and physical rehabilitation services. As a result, we intend to increase our personnel and operating hours at the Wartburg Out-Patient Clinic in order to adequately service the non-resident outpatients that will be added, as well as the full time residents/patients of the facility.

Existing Contracts with Nursing Home Facilities

We have presently entered into contracts with approximately forty two nursing homes for the establishment of on-site offices and our appointment as sole provider of audiological services and products during the terms of the contracts.

In the past we had aggressively pursued contracts with new nursing home facilities (especially those that have been made available to us pursuant to the needs of our association with Park Avenue Medical Associates, PC as set forth herein). However, we have currently curtailed these efforts due to capital constraints which prevent us from adding to our professional staff of audiologists and therefore adding to the number of nursing home and senior care facilities we are currently unable to service.

We are also in process of renegotiating existing contracts with these facilities to add additional revenues to make up for the cuts in Medicaid and Medicare reimbursement rate. If we are unsuccessful in renegotiated these rates to provide the company with additional sales and profitability, we may consider curtailing services to some of these nursing homes.

Contract With Park Avenue Health Care Management Inc.

On February 15, 2002, we executed an Agreement with Park Avenue Health Care Management Inc. and its affiliate, Park Avenue Medical Associates, P.C.(referred to herein, collectively, as “Park Avenue”) which closed on February 28, 2002. Pursuant to this Agreement, Park Avenue contributed its entire Audiology business in consideration for the issuance of 1,200,000 of our shares to Park Avenue. Park Avenue is a health care management organization which services nursing homes, hospitals, assisted living facilities, adult day care centers, adult homes, and senior outpatient clinics. Park Avenue directly employs medical professional personnel, including physicians in both general and specialty practices and other health care professionals such as podiatrists, audiologists, and optometrists.

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

Our Services

We provide all of our patients at our retail, nursing home, and out-patient clinic sales and dispensing offices with comprehensive hearing care services consisting of the following:

-	an interview with one of our audiologists or patient care coordinators respecting the hearing problems and all factors which may contribute to or cause such problems;
-	an internal and external examination of the patient’s ear performed by one of our audiologists;
-	an initial hearing screening to establish a permanent base-line hearing acuity and to determine whether the patient has a hearing problem;
-	if the initial screening indicates that there is a hearing problem, the audiologist will then perform additional testing and do a complete audiological evaluation, including:

*	air conduction;
*	bone conduction;
*	speech recognition thresholds;
*	most comfortable hearing level;
*	uncomfortable hearing level;
*	site of lesion tests, if required;
*	tymponometry;
*	acoustic reflex testing; and
*	acoustic reflex decay.

The patient is then counseled with respect to the results of the audiological testing and evaluation, the nature and extent of any hearing defects found, the possible effects of such hearing aids on the patient’s lifestyle, and the options for treatment with a hearing aid; and if it is determined that a hearing aid would be of benefit to the patient, an appropriate aid will be prescribed and fitted; the fitting process will include taking impressions of the affected ear or ears.

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

We provide follow-up services including, where necessary, additional personal contacts with the patient and/or the patient’s family, for the purpose of monitoring and guiding the patient’s progress in successfully utilizing the hearing aid and making all adjustments required to insure a successful outcome. We also have a family hearing counseling program to help the patient and his or her family understand the proper use of their hearing products and the nature of their disability. These services are provided on an as needed basis as determined by the licensed audiologists.

In addition to all of the foregoing services, at the Wartburg Nursing Home, and at all on-site offices which we may establish at other nursing homes in the future:

*	We continually coordinate with these facilities for the payments which have not been reimbursed by the various third party payors and are to be paid to us by the facilities or the patients (this does not include Medicaid beneficiaries).

*	we work directly with the director of the facility and nursing staff to insure that all residents and patients are provided any required audiological assistance on a timely basis.

*	patient’s appointments are scheduled by the nursing home personnel at intervals of approximately one-half hour to forty-five minutes;

*	all patients are seen at the direction and referral of his or her ear nose and throat specialist or primary care physician;

*	we provide base-line hearing screening for all new admissions including residents and short-term rehab patients; and

*	results of all procedures are reported to the attending physician and become a part of the patient’s permanent medical records.

Early Intervention Services

While hearing loss has historically been considered an effect of aging, recently health care professionals as well as some government agencies, healthcare organizations and insurance companies have begun to increase their scope of services and coverage’s to include early interventions for infants and children up to the age of 16. The reason for the rise in early intervention is due to the fact that many organizations now believe that pediatric hearing impairment may be the cause, or part of the reason, for such disorders as Attention Deficit Disorder, Dyslexia, disciplinary problems, educational underachievement and disfunctional behavior with a family setting, especially with siblings. Unfortunately, many of these problems have been deemed to be caused by alcohol and drug abuse by the child’s mother or other prenatal problems which were not previously brought to light. We currently have referral contracts with and provide audiological services to the following agencies:

-First Step Services, Inc.
-Los Ninos Community Services
-Speech and Communications Professionals
-Project Rainbow
-Secundino Services, Inc
-Early Achievers Services, Inc.*
-Paxxon Healthcare Services, LLC

* We have negotiated to utilize space in the offices of Early Achievers, Inc., an early intervention agency in White Plains, New York,. We have agreed to provide audiological early intervention services at a reduced rate of compensation in exchange for the use of the space as well as their continuing to refer all of their early intervention patients to our company.

As a result of our providing such services for these companies, we are continually approached by similar organizations and we believe that we can attain growth in this potential source of additional revenues to our company if our operating capital improves.

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

All hearing aids that we prescribe are custom made for the individual patient. We have selected a variety of major worldwide manufacturers’ products, to make available through our offices, in order to provide the best possible hearing aid products for our patients. These include the latest digital technology available from Magnatone, Siemens, Phonak, Sonotome, Lori/Unitron, United Hearing Systems, and others. We are also able to make available, by special order, a large selection of other hearing enhancement devices including telephone and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms.

Customers

To date, we have continued to expand our patient referral base by securing our appointment as the potential sole providers of hearing aids and audiological services to nursing homes, out-patient facilities, and adult group homes with whom we have contractual arrangements. We have also established relationships and have signed contacts with other types of health care organizations, such as HMO’s and PPO’s. Our affiliations with these types of health care organizations and facilities have grown rapidly to the extent that our current capital structure has allowed.

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

In general, our agreements with health insurance or managed care organizations provide for services to be offered on four different bases, including:

(1)	fee for service basis based on a contractual rate which we offer to provider’s members (all paid for by the patient); and

(2)	an encounter basis where we are paid a fixed fee by the insurance or managed care organization for each hearing aid sold (with the balance paid to us by the individual member).

(3)	a special Medicare/Medicaid encounter basis where we are paid a fixed fee by
Medicare and/or Medicaid for particular audiological services, at a price pre established by Medicare or Medicaid (other than the “deductible” amount, which is paid either by the patient or other third-party payers).

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

Nursing Homes

Approximately fourteen nursing homes, assisted living facilities and adult daycare centers currently provide out-patient referrals and transportation of their residents to our Ludlow Street office. We also provide limited on-site testing and evaluations within these nursing homes for residents who are disabled or infirm.

Existing Referral Arrangements With Out-Patient Facilities

We have established relationships with four local out-patient facilities and these referrals continue to steadily increase. We had believed that patient referrals from these sources would continue to grow based upon the positive feedback we receive from these out-patient facilities, but we have been unable to realize these goals.

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

Payments for Services

Our customer base includes self-pay patients, patients whose costs are covered by medicare or medicaid, patients whose costs are covered by private health care organizations; and patients whose costs are covered as union benefits). Treating Medicare and Medicaid patients involves payment lag issues which are currently problematic for us because of our current capital constraints. Current Medicare and Medicaid payments for audiological services and hearing aids can take as long as 120 to 180 days after approved services are provided and hearing aids are dispensed. An additional recent disadvantage to servicing Medicare and Medicaid patients resulted from the cut in reimbursement rates from both agencies. In order to assist us with the cash flow lag, we have been successful in obtaining from some of our suppliers an extension of their normal payment term. We are hopeful that if the current domestic economic conditions improve in the near future, we will be able to put bank financing arrangements into place which will provide us with a credit line for working capital.

Sales and Marketing

Recognizing that there is still a vast untapped market of hearing impaired individuals, we intend to continue to expand our marketing efforts to include, on a more highly concentrated basis self-pay patients who had previously not been our principal customer base, to include:

-	physicians in private or group practices;
-	providers of group health care;
-	unions;
-	nursing homes;
-	senior care facilities;
-	out-patient health care clinics;
-	hospitals;
-	speech pathology groups;

-	nursing home managed
-	health care organizations; and
-	third party payers, including Medicare and New York State Medicaid.

Marketing to these organizations and entities has consisted and for the near foreseeable future solely of personal contacts by our CEO, John H. Treglia, with all of the types of entities and organizations listed above.

Proposed and Existing Advertising and Marketing Program

We intend to continue to try to bring our company and our services and products to the attention of managed care providers, which can promote our products and services to the hearing impaired, and to their participating members. We also intend to increase our marketing efforts to the self-pay, (uninsured patient) market when sufficient operating capital is made available. Our marketing plan contemplates implementing an aggressive advertising and marketing program focused on both of these markets, highlighting the quality of our services and products, as well as competitive pricing. In addition, to address the substantial growth in the number of assisted living facilities and nursing homes, we intend, when financial resources are available, to retain a director of senior care and nursing home marketing to promote and develop relationships with such establishments. At present, all marketing to health care organizations is done by our CEO, John Treglia. Our marketing and advertising efforts have been continually hindered by our capital constraints which have adversely effected our originally projected higher gross profit percentages.

Business Strategy - Audiological Services

Our original business plan recognized that increasing the number of our sales offices would make our services conveniently accessible to a greater number of participating members of health care organizations and other entities with which we have relationships or may establish relationships. Our original plan was intended to couple such an increase in offices with an expansion of our patient referral base. We expected this two-pronged approach to enable us to substantially increase the  volume and profitability of our business by further concentrations on the private pay population. Although we intend to maintain the audiological services currently offered, our original expansion plans for this segment of our business have been curtailed in order to focus our efforts and capital on our Medicare discount Card operations.

Dependence on Outside Manufacturers of Hearing Aids

We currently make available to our customers hearing aids supplied by approximately seven major manufacturers, as well as hearing enhancement devices manufactured by other companies. There are currently approximately 40 manufacturers of these products world wide and few manufacturers offer dramatic product differentiation. We are therefore confident that, in the event of any disruption of supply from any of our current sources, we could obtain comparable products from other manufacturers on comparable terms. We have not experienced any significant disruptions in supply in the past.

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

Should we be unable to attract and retain qualified audiologists or Registered Hearing Aid Fitters, either as employees or independent contractors, it could limit our ability to compete effectively against competing hearing aid retailers and thus adversely affect our business. There are currently 6,000 audiologists in the United States and approximately 200 educational institutions in the United States which offer audiology degree/certification programs. There is currently a shortage of qualified personnel in the industry which could potentially cause us to encounter problems attracting and retaining sufficient audiological staff, and cause us to be at a competitive disadvantage against larger, better financed, and more well-established hearing aid providers for the services of qualified personnel.

Government Regulation

Federal

The practice of audiology and the dispensing of hearing aids are not presently regulated on the Federal level. The United States Food and Drug Administration(“FDA”) is responsible for monitoring the hearing care industry. Currently there are only two regulations affecting the sale of hearing aids:

(i)	A physician’s review. While the FDA requires first time hearing aid purchasers to receive medical clearance from a physician prior to purchase, patients may sign a waiver in lieu of a physician’s examination. A majority of our patients and targeted market are members of the managed care or institutional providers with whom we have contracts, or whom we expect to enter into contracts with, to provide hearing care.

Some of these organizations require a physician referral. Consequently, even if any new federal or state physician referrals are mandated in the future, they should not be expected to have an adverse impact on our operations.

(ii)

A return policy. The FDA requires states to adopt a return policy for consumers offering them the right to return their products, generally within three to forty five- days. In Pennsylvania, where the state mandated return period is three days, we offer our customers a full thirty-day return policy. In New York, the state requires a forty-five day return period, which we comply with. Moreover, if our audiologist determines that an individual patient requires additional time to become acclimated to using a hearing aid, we will extend the return period to accommodate such special needs.

In addition, because we accept Medicare and Medicaid patients, each of our sales and dispensing offices must maintain their eligibility as Medicare/Medicaid providers and must comply with related federal anti-fraud, anti-kickback and other applicable regulations. Federal laws prohibit the payment of remuneration(“kickbacks”) in return for a physician referring a Medicare or Medicaid patient, and those laws limit physicians from referring patients to providers in which they have a financial interest. We believe that none of our managed care or other provider contracts or our relationships with referring physicians are violative of the anti-kickback statute.

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

Product and Professional Liability

In the ordinary course of our business, we may be subject to product and professional liability claims alleging the failure of, or adverse effects claimed to have been caused by, products sold or services which we have provided. We maintain insurance at a level which we believe to be adequate. Each of our licensed audiologists is also required by state law to carry appropriate malpractice liability insurance. All of our audiologists have furnished us, as well as all nursing homes, assisted living, adult day care, senior care, HMO’s, PPO’s and other managed care organizations with whom we have contractual or other relationships with copies of their insurance coverage certificates. As apart of this process we also keep records of all license and insurance anniversary and/or effective dates to attempt to insure compliance. We believe that they are all in compliance with applicable federal and state requirements. Also included as a part of compliance with the credentialing requirements, copies of all educational degrees, certificates and licensing are appropriately maintained. While we believe that it would be highly unlikely that a successful claim would be in excess of the limits of our insurance policies, if such an event should occur, it could conceivably adversely affect our business. Moreover, because we distribute products manufactured by others, we believe we will have recourse against the manufacturer in the event of a product liability claim. It should be noted however that we could be unsuccessful in a recourse claim against a manufacturer or, that even if we were successful, such manufacturer might not have adequate insurance or other resources to make good on our claim.

Competition

The hearing care industry is highly fragmented with approximately 11,000 practitioners providing testing and dispensing products and services. Approximately 2,500 of these practitioners are audiologists working for hospitals or physicians, 2,500 of the practitioners are licensed audiologists in private practice, and the remaining 6,000 are hearing aid specialists. Industry surveys estimate that approximately 5% of all hearing aids are sold in physicians’ offices, 60% are dispensed by qualified audiologists in private practice, and the remaining 35% are sold by hearing aid specialists.

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

Although the hearing care industry is largely fragmented and to date there have been few successful efforts to consolidate the establishment of coops and alliances, the trend in this area has been greatly accelerated, and we feel that the amount of competition both in pricing and services offered may greatly increase.

There are however networks which are owned by companies having greater resources than are available to us, and there can be no assurance that one or more of these competitors will not expand and/or change their operations to capture the market targeted by us. Nor can there be any assurance that the largely fragmented hearing care market cannot be successfully consolidated by the establishment of co-operatives, alliances, confederations or the like which would then compete more effectively with us in our intended market areas.

Employees

As of June 14, 2005, in our New York area operations, we had a total of four full-time, and two part-time employees. Full-time employees include, our CEO, John H. Treglia, two New York State licensed audiologists, and one receptionist - patient care coordinator. In our Pennsylvania operations, we employ two full-time employees. Our part-time employees consist of three Pennsylvania Registered Hearing Aid Fitters, who work for us, on an as needed basis (part- time), and two Pennsylvania licensed audiologists who consult with us on an as needed basis.

Medical Discount Card Industry

On March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas, from the CNS Shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the Comprehensive shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Additional consideration of $60,000 was also paid to CNS to be used as working capital and we assumed a liability of $25,000 for marketing services performed by an individual. Such liability was satisfied through the issuance of 25,000 shares of our restricted common stock to such individual.

The acquisition allowed us to utilize the resources of both companies to enter the health benefit market with consumer choice products for individuals, employers, associations, unions and political subdivisions. Our business plan focuses on marketing health care benefits that enable the prospective clients to choose appropriate providers and financial arrangements that best meet their individual needs. The business plan also includes the complete development and market implementation of a high quality musculoskeletal disease management program for target markets with directed care of workers’ compensation cases.

CNS was organized in June 2002 with headquarters in Austin, Texas and has been focused on specialty health benefits products, including three levels of provider networks and one limited indemnity medical insurance plan. These products have been trademarked as the Solution Card. Included in this group of medical discount cards are the Chiro Select, Chiro Enhanced, Discount Prescription Card, the Gold Card and the Platinum Card. We are currently working on expanding its product with additional benefits and alternative benefit funding options. These new expanded products will be offered through a captive retail sales operation to individuals and small employers; and customized private label versions of the products through its broker and consultant relationships to associations, unions political subdivisions and large employers. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured through existing traditional defined benefit health plans.

Our goals include a plan to develop disease management treatment guidelines that would address back, neck and upper extremity musculoskeletal conditions specifically for workers’ compensation. During the past year, these guidelines have been codified and copyrighted. Through an affiliation with Health Partners, the strategy is to develop exclusive provider organizations (EPO) in markets where state regulation enables workers’ compensation plans to direct injured workers to specific health care providers. Comprehensive’s EPOs will be marketed to workers’ compensation and employee benefit plans on the basis access fees, case management fees and shared savings of future medical costs versus historic medical costs and patient outcomes.

We will continue to refine and improve its predictive model of evidence based on treatment guidelines and disease management for musculoskeletal injuries and illnesses. The quality and cost effective management of these conditions will continue to be a primary focus for the company’s medical and network development staff in preparation for additional market introductions.

Our goal is to implement the Comprehensive business model initially in the Northeast and then expand nationwide. In order to implement these goals, we are interviewing potential qualified candidates to fill various positions of sales, marketing and administration. To date, we have already met with and presented our various discount health care products and services. We estimate that in order to achieve these goals, we will require financing from sources other than cash flow, within the next eighteen months, in an amount ranging from $1,000,000-$2,000,000. Since the acquisition, we have been successful in raising approximately $475,000 through private equity offerings. Although we have previously been unsuccessful in raising significant capital, our management believes that the current financial market upturn as well as the benefits of the acquisition of CNS will assist us in potentially raising additional capital. Management believes that the acquisition of CNS will add significant revenues and profitably during the upcoming year to our business. Management can not be certain that it will be successful in rasingthe additional capital required to fund the ongoing needs of this business model.

Background

Significant market changes have occurred over the past two years that creates an advantageous environment for new health care financing initiatives in all three major commercial markets - Employee Benefits, Individual Health Benefits and Workers’ Compensation. These changes present the opportunity for traditional and complimentary medicine to increase their collaboration coupled with innovative consumer choice and defined contribution products which management believes are the foundation of the existing and revised business strategy and plans.

As the cost of health care has begun to increase in double digits again, employers, health insurers and the uninsured are all searching for alternatives to traditional health insurance, health plans and HMO’s. Initial efforts in the market have focused on medical savings plans and defined contribution alternatives. This is leading to the logical consumer focused alternative of limited indemnity reimbursement plans coupled with discounted networks of preferred providers. Historically consumers, employers and health issuers focused on choosing the insurance plan that met their anticipated financial needs and then concerned themselves with what health care providers they could access. The move toward consumer choice requires the benefit purchaser, now the individual with either their own or their employers fixed dollar amount to spend, to choose the health care providers they want to access and then choose the financing arrangement that best meets their individual needs. For all segments of the benefit market, this shift of purchase priority means that consumers are demanding a broad array of health care providers including complimentary and alternative care.

Our business planning includes products, administration and product distribution to exploit this market change in a defined geographic market initially, and then broadening to more markets with improved products. The initial packaged products include six levels of providers networks and one limited indemnity medical insurance plan. These products have been trademarked as the Solution Card. Included in this group of medical discount cards are the Chiro Select, Chiro Enhanced, Discount Prescription Card, The Gold Card and the Platinum Card. These products are currently being marketed to individuals, large employer groups, fraternal organizations, municipalities, unions and union benefit funds. .

The Solution Card Product

We have begun to market the “Solution Card” which is an innovative concept that allows individuals to save a significant amount of money on their healthcare costs through provider discounts. Members gain access to quality regional and national network of providers.

We believe the timing is right for The Solution Card because of the rising health care costs with premiums increasing on an average of 12% annually. At the same time, employees are paying a greater portion of their insurance premiums while the benefits are being reduced. The Solution Card can be utilized by people with a variety of different health care needs. Anyone who needs ot wants affordable access to health care can take advantage of this card. There are many large companies, unions and organizations that offer insurance that contain gaps in coverage. The Solution Card allows these groups to offer an opportunity to still save money and receive discounts in certain health care areas. Other individuals who may benefit from this product include people on Medicare, many of who lack prescription, dental and/or vision coverage.

The Solution Card offers discounts on all types of health care services including:

•	Doctors
•	Hospitals
•	Prescriptions
•	Dental
•	Chiropractic
•	Alternative Medicine
•	Long Term Care
•	Vision
•	Diabetic Services
•	Diagnostic Supplies and Diagnostic Procedures
•	Vitamins
•	Hearing Aids

The Solution Card allows members to have access to medical benefits and services through networks of practioners and national drug chains throughout the United States. Members have access to the best Preferred Provider Networks in ths country. There are over 53,000 dentists under the Cigna network. Our vision network offers members access to over 13,000 eyewear outlets including national chains such as Lens Crafters, JC Penny's Pearle Vision, Wal-Mart, Target, Sears, TLC Laser Vision Centers and many regional retail stores. Members currently have access to approximately 425,000 doctors and hospitals, and over 52,000 pharmacies. These pharmacies include CVS, Walgreen's Drug Fair, Publix and most of the national chain stores. Discounts on all healthcare products and services range from 10% to 60% with an overall average of 22% to 28%.

Provider Networks

There are currently over 150,000 quality healthcare professionals available to our Gold Card membership participants and 400,000 providers available to our Platinum cardholders.

Affordable Health Coverage

The Solution Card was not designed to take the place of a traditional health insurance plan, although it can be used as gap health coverage while in between insurance plans. The Solution Card is a discount healthcare program designed to offer substantial discounts on not only standard healthcare needs such as prescriptions and dental work but on items and procedures often not covered by a health insurance plan. In addition, there are no forms to fill out and no exclusions for preexisting conditions.

There are presently over 44 million Americans who are uninsured, with tens of millions more who are underinsured, self insured or who have gaps in coverage. Along with our significant new joint venture partner, Alliance Healthcard, we believe that we are positioned to market to a significant care a portion of this untapped US market. To accommodate the fastest growing US demographic market, all of our information, brochures, website and benefit cards are also available in Spanish.

While the initial focus was directed towards individuals, through a series of business alliances and joint ventures, we have begun marketing directly to corporate employers, unions, fraternal groups and other types of associations or affinity groups with 10,000 to 500,000+ members. We have begun to market The Solution Card to municipal governments for their as well as municipal residents. (see subsequent events).

Our business model calls for initially entering the North East market and then expanding nationwide. To date, we have met with and/or signed joint business agreements with various networks representing regional and national medical facilities, physicians, dentists and other healthcare provider networks. As a result, we anticipate issuing more than 1.5 million discounted prescription and healthcare benefit cards. Our first major distribution was approximately 300,000 prescription cards. (see subsequent events) Issuing these cards as anticipated will be dependent upon management's ability to raise the required operating capital to fund these distributions.

Other healthcare services available with the Solution Card include: acupuncture, fitness centers, holistic medicine, massage therapy, yoga, bio feedback, reflexology, long term and home health care; vitamins; hearing aids, pharmacy and mail order prescriptions; dental; vision; access to over 650,000 doctors and hospitals as well as a 24 hour nurse hot line.

Management believes we are poised for significant growth in 2005, 2006 and years beyond. This growth combined with projected membership levels exceeding 3,000,000 card holders by the end of year 2 should result in additional revenues and profitability. If management is able to raise the required funding for these marketing goals we believe them to be attainable.

CNS, our wholly owned subsidiary, began 2002 with a mission to develop disease management treatment guidelines that would address back, neck and upper extremity musculoskeletal conditions specifically for workers’ compensation. During the past year, these have been codified and copyrighted. Through an affiliation with the Health Partners, the strategy was to develop Exclusive Provider Organizations (EPO) in markets where state regulation enables workers’ compensation plans to direct injured workers to specific health care providers. The CNS’ EPO’s were to be marketed to workers’ compensation and employee benefit plans on the basis access fees, case management fees and shared savings of future medical costs versus historic medical costs and patient outcomes.

Our current goal is to provide high quality consumer choice and defined contribution healthcare benefits for employees and uninsured and underinsured individuals utilizing our Solution Card template while continuing development of evidence based disease management program for musculoskeletal conditions of the back, neck and upper extremity.

We are focused on those marketing health care benefits that will meet the real perceived health care needs of consumers, enabling these prospective clients to choose appropriate providers and financial arrangements that best meet their individuals needs. Complete development and market implementation of a high quality musculoskeletal disease management program for target markets with directed care of workers' compensation cases. (See subsequent events)

Product Strategy

Background

For the past 25 years, cost and quality management of health care insurance and employee benefit plans have depended on strategies that have produced neither of the outcomes they were designed to accomplish – improved patient outcomes and costs with customer satisfaction. In various forms, the health care system has morphed into competing organizations commonly referred to as “managed care” plans. These plans have competed on the basis of pure costs by contracting with health care providers at the lowest reimbursement possible and then restricting how these providers deliver care. That approach has resulted in significant conflict between the provider and the plan. The consumer, the patient, has become the victim of this conflict. And since the conflict has not resulted in lower costs, the plans have “shifted” more costs to the patient in the form of higher deductibles and co-payments when they access the systems for care. As the cost shift has increased, the employers who sponsor and pay the cost of the plans have begun to move toward defined contribution financing and encouraging their plan members to make consumer choices about the kind of health care they individually want to purchase. Consumers have at the same time begun to demand more control over their choices of health care since they are now paying more of the actual cost of care.

The individual health insurance market has continued to shrink as the premium costs of traditional comprehensive health insurance has become impossible for the average self employed or contract employee. These self employed and contract employees were the traditional purchasers of individual health insurance and now they are becoming uninsured. Consumer choice benefits with discounted medical savings cards is an answer to these uninsured or as a less expensive alternative to those currently insured but having difficulty meeting the increased premium costs.

The Solution Card has been designed to meet the needs that have resulted from these factors. Our management has identified the need for a niche product to fill this void and believes it can utilize the various medicare discount cards in its product line to fill this void. The range of discounts on the medical services and products with the Solution Card family of products is between 10% and 60% with an overall average savings of 22% to 28%.

Products for individuals

For the individual insured, underinsured and uninsured, "The Solution Card" ™has pre-packaged a series of benefits that bring together high quality health care provider networks that can be purchased directly by the consumer. With the purchase of the provider network access, the individual has the option of purchasing a custom designed program of highly discounted medical services and products. The discounted services are with national networks which all include fully licensed and credentialed providers in all networks currently being utilized.

Private label products for commercial customers

For employers, plan administrators, trade associations, municipalities and unions, The Solutions Card through its vendor relationships is able to customize these pre-packaged products to meet these prospective clients’ special needs. This customization can include from a simple private labeling of the pre-packaged products to designing a set of discounted benefits and administration that would be unique to that client. This flexibility is a significant differential in the market today and for the foreseeable future.

Disease Management program

The CNS Predictive Model was developed during 2003 and 2004 in anticipation of legislative changes in Texas allowing for the direction of care of injured workers to designated networks, licensed by the state. CNS acquired a Utilization Review Agent license in 2004 based on its Predictive Model. That license is being renewed effective 2006. In addition, the company is preparing to apply for a network license with the state once the Texas Department of Insurance promulgates its requirement details. CNS existing agreements with Texas clients to access its network and utilization review services will be enhanced by the recent changes in the Texas Workers’ Compensation system where directed care has been allowed. (see subsequent events)

This product line developed by our subsidiary, CNS, will require customization by market and will be available only to commercial customers i.e. employers, benefit plan administrators and workers’ compensation administrators. The core of the product will be the exclusive provider organization contracted for a specific geographic market. This exclusive provider organization then will be managed through a disease management process using the evidence based treatment guidelines. Provider exclusivity and standard disease management treatment protocols assure that the program will have a built in continuous quality improvement center with appropriate data collection, analysis and reporting.

This product must of necessity be a regional product in that each market will have variations of regulation and statutory control over the management of patient care through a disease management program. The set up costs for this product requires that we have a client under agreement to implement before organizing the exclusive provider network and building the administrative infrastructure for that client’s geographic market.

Administration and Fulfillment of Medical Discount Cards

We will have the ability to access and utilize the existing customer fulfillment, customer service and enrollment administrative capabilities of Alliance Healthcard, Inc. In January 2005, we completed a joint venture agreement with Alliance Healthcard. This agreement enabled us to significantly enhance our capacity to customize our card products to meet the needs of major commercial prospects and clients. It enabled both companies to expand their capabilities in the retail outlet markets. We brought to the joint venture access to large group purchasers headquartered in the Metro New York market that includes a Fortune 500 corporation, unions, associations, fraternal organizations and political subdivisions. This market has significant need for medical discount cards with benefits that can be custom designed to compliment existing health plans and contract or part-time employees. Additionally, we have existing relationships in the retail market which can support an expansion of the market while Alliance Healthcard has already existing large clients.

The agreement opened new markets for Alliance through CMHS’ existing and potential client relationships. Alliance Healthcard brought to the joint venture over 6 years of experience in the medical discount card business. The infrastructure maintained by Alliance to design, fulfill and service large clients eliminates our need to develop this infrastructure at additional costs and utilizing additional capital. Alliance is uniquely qualified to handle and services large clients since its current clients include CVS Pharmacy and State Farm Insurance which have both been serviced for over three years. We will be able to utilize Alliance’s established contracts with high quality provider networks allowing access to discounts for medical discount card membership.

Although both companies continue to maintain their existing clients, they are offering both their existing products and expanded customized products under the joint venture agreement. (see subsequent events).

Both companies, through their key management staffs, retain long term market relationships with the largest provider networks and health related organizations providing discounts. These relationships enable the companies to pool their resources to maximize value to new prospects and existing clients. We maintains memberships with the National Association of Specialty Health Organizations, the Mass Marketing Insurance Institutes, and the North American Federation of Chiropractic Networks and Alliance has an affiliate relationship with a national Preferred Provider Organization, NovaNet.

Pricing, costs and margins for these pre-packaged products are set but may change as the products are market accepted resulting in a higher volume of sales. As the numbers of clients grow, the costs per client are subject to renegotiation of administration costs which would have a positive cash flow and profitability impact on the company’s margins.

Commercial market:

Bringing our products to the commercial market requires working through relationships with employee benefit consultants, brokers and agents. Our management has existing established relationships that will be the initial concentration of marketing efforts while the intent is to market these products nationally. The sales cycle for the commercial market has historically been from 3 to 9 months with new product introductions. Initial focus for these relationships will be in Texas, Connecticut, New York, New Jersey, Pennsylvania, Kansas, Missouri, Nebraska, Oklahoma and Mississippi.

Pricing for these commercial sales will be negotiated during the sales process. The price, costs and margins for each sale may vary due to benefit selection, service levels required and fulfillment desires of the client. During financial negotiations, we will coordinate costing with Alliance to ensure that the customer, the company and vendors are clear on the end product, service and price.

CNS Employees

There are currently 3 full time employees at the CNS Austin, Texas office including David Streilein, President, Pamela Streilein, Director of marketing as well as one full time clerical person. Various computer and accounting professionals are used on an as needed basis and operate as independent contracts. It is anticipates that with the growth of the business that additional personnel with be added to meet the growing sales, marketing and administrative needs of the company.

Competition

Medical discount cards have been marketed in various forms for over 10 years. There are several companies which have become major players in the marketplace and could potentially be comeptition to our company and our products. The most predominant company marketing and dispensing national discount cards in the national marketplace is New Benefits, Inc. based in Dallas, Texas. They have issued over 8,000,000 medical discount cards across the country in their 10 year existence. New Benefits, Inc. and possibly one or two other organizations distritubing and marketing medical discount cards could pose potential competition to our company and our products. Especially since these companies all of these companies all have greater financial resources as well as greater existing market presence. Since there is very little federal or state regulation it is difficult to determine the additional number of competitors in our market or the extent of their financial resources.

Management believes that with the contracts currently signed and other contracts currently under negotiation as well as the joint venture agreement with Alliance Healthcare that we will be able to meet our projected goals of medical discount cards to be issued over the next 2 year period commencing as of June 1, 2005. This growth process could potentially be impeded by management's inability to raise the necessary capital as well as competition from other companies that have greater resources than we do.

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

We occupy these premises pursuant to a five year lease with Diamond Properties, Inc. which expires in February 2006. With the additional space, our lease calls for monthly rental payments of approximately $2,900 fully inclusive of all utilities, taxes, and other charges. The building in which these offices are located is of a newly renovated, seven story building which houses the private offices of approximately twenty physicians, dentists, and other medical professionals, with adequate, free, or off street parking available. It is located off of a main street and is around the corner from Saint Joseph's Medical Center, a major area health care facility.

Austin, Texas Office

Comprehensive Network Solutions currently occupies approximately 850 square feet of office space at 317 R.R. 620 South, Suite 302, Austin, Texas 78754. It is currently leased on a month to month basis. It's prior lease which ended March 2005 was not extended in anticipation of the potential requirement of additional office space predicated on the anticipated growth of the company and number of employees required. The company has already entered into negotiations with the landlord for adjacent unoccupied space to the current office and believes the space will be available when needed for any potential expansion.

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

This facility comprises approximately 800 square feet and has a glass enclosed, visible waiting and reception area and a private fully equipped testing and dispensing office. This office is fully equipped as an audiological and hearing aid dispensing facility; equipment includes: (i) a full spectrum hearing suite, consisting of a wheel chair accessible sound-proof testing booth, of approximately 10 feet x 12 feet, designed to accommodate the needs of pediatric patients as well as handicapped adults; (ii) an electronic audiometer; (iii) an electronic tympanometer; (iv) a computerized hearing aid programmer; and (iv) other required peripheral testing, fitting and repair equipment. This equipment was purchased, used, from Saint Joseph’s Hospital, which has discontinued its audiological services department. The equipment purchased from Saint Joseph’s included, in addition to the equipment listed above, a second full spectrum hearing suite, which we are presently keeping in storage. All of the equipment which we purchased from Saint Joseph’s, and which we are currently using, is modern and has been totally refurbished and recalibrated. Saint Joseph’s original cost for this equipment was approximately $54,000 and its replacement cost would be approximately $78,000. We were able to purchase, relocate, refurbish and recalibrate the equipment for a total cost of $19,000. This equipment enables us to fully service all patients whom we see at this facility, including the nursing home patients who are brought to us on an out-patient basis as well as pediatric patients.

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

The Wartburg Home of the Evangelical Lutheran Church On-Site Facility

We operate a dispensing and testing facility at The Wartburg Home of the Evangelical Lutheran Church, a nursing home. This facility is approximately 150square feet and is located on the third floor of the building housing, The Wartburg Skilled Nursing Facility on the Wartburg Mount Vernon Campus. We occupy this facility pursuant to a lease between our subsidiary, Interstate Hearing Aid Service and The Wartburg Home of the Evangelical Lutheran Church. This lease is for an unspecified term beginning on March 15,2001. The lease calls for monthly rental payments of $200, fully inclusive of housekeeping, security services, all utilities (excluding telephone charges),taxes, and other charges. The lease amount is subject to review upon written request by either party on the March 15th anniversary date of the lease. The equipment used in this office consists of portable audiological equipment, specifically designed to be in compliance with all federal and state requirements as well as those with all third-party payers, and brought in by the audiologist at each visit. This equipment is also used for bed-side testing when required for the treatment of infirm patients. Under the terms of the lease, we are required to maintain certain medical and administrative practice policies and procedures of the Outpatient Facility. We are also obligated to provide specified levels of audiological services at specified times, to maintain professional liability insurance, and to indemnify the nursing home.

Early Achievers, Inc. Office, White Plains, New York

We have negotiated to utilize space in the offices of Early Achievers, Inc., an early intervention agency in White Plains, New York,. We have agreed to provide audiological early intervention services at a reduced rate of compensation in exchange for the use of the space as well as their continuing to refer all of their early intervention patients to our company. Included in the space is utilization of the reception area, waiting room, and private office which includes a fully equipped audiological facility with is equipped with sound proof booth, and audiological testing equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended February 28, 2005, we did not submit any matters to a vote of our shareholders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

We are currently traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “OTC Bulletin Board”) under the symbol “CMHS”. The OTC market quotations reflect inter-dealer prices without retail markup, markdown, or other fees or commissions, and may not necessarily represent actual transactions.

Period	Bid Prices Common Stock
	Low	High

Fiscal Year Ended February 28, 2003

May 31, 2002	$0.75	$1.75
August 31, 2002	0.40	0.95
November 30, 2002	0.08	0.65
February 28, 2003	0.10	0.23

Fiscal Year Ended February 28, 2004

May 31, 2003	$0.75	$1.75
August 31, 2003	0.60	0.17
November 30, 2003	0.62	0.81
February 28, 2004	0.55	1.37

Fiscal Year Ended February 28, 2005

May 31, 2004	$ .51	.84
August 31, 2004	1.70	1.20
November 30, 2004	.51	.90
February 28, 2005	.25	.80

We have never paid any cash dividends on our common stock, and have no present intention of doing so in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of significant factors which have affected our financial position and operations during the fiscal years ended February 28, 2005 and February 28, 2004. This discussion also includes events which occurred subsequent to the end of the fiscal year ended February 28, 2005, and contains both historical and forward- looking statements. When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”,”will”, “may”, “anticipate(s)” “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company’s business, including the discussion at the end of this Management’s Discussion and Analysis. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

The Company

Directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., we are in the business of distributing and dispensing custom hearing aids. Accutone Inc. was formed under the laws of the State of Pennsylvania in October 1996 for the purpose of engaging in the manufacture, dispensing, and distribution of hearing aids. In 1998, Accutone acquired 100% ownership of Interstate, a Pennsylvania corporation and an FDA licensed hearing aid manufacturer which had been in the hearing aid business for approximately 35 years. In the Fall of 2000, Accutone discontinued all manufacturing operations and changed the focus of its marketing to be concentrated through Interstate Hearing Aid Service, Inc. to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. At that time, the hearing aid industry was competitively changing at a rapid pace. As a result management decided to identify additional business opportunities for substantial growth in various portions of the medical industry. Based on marketing research, management redirected its focus towards the 44 million plus uninsured and underinsured people throughout the United States.

To position ourselves to take advantage of this huge market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) bssed in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the CNS shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Based on this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. This acquisition has positioned us to take full advantage of the opportunity to become a major player providing access to discounted health care provider networks and services.

In addition to marketing our services, we are continuing to attempt to expand our audiological staff and the level of operations and profitability at our existing offices as well as operations at new retail sales and dispensing offices in the New York Metropolitan area. Our long term goal in the audiological field is to expand our operations in this concentrated geographic area. To date such expansion has been curtailed by our failure to obtain significant financing.

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

Management had anticipated a growth in revenues resulting from the prior acquisition of the audiology practice of Park Avenue. This has not come to fruition. We believe that this was caused in part by our inability to attract additional audiologists on a timely basis and insufficient working capital as well as Management concentration of acquiring new businesses in related medical fields. Management believes that revenues will increase in future periods as a result of the acquisition of CNS and the marketing of the new medical discount cards.

The acquisition of CNS allows us to utilize the resources of both companies to enter the health benefit market with consumer choice products for individuals, employers, associations, unions and political subdivisions. CNS’ business plan focuses on marketing health care benefits that enable the prospective clients to choose appropriate providers and financial arrangements that best meet their individual needs. The business plan also includes the complete development and market implementation of a high quality musculoskeletal disease management program for target markets with directed care of workers’ compensation cases.

CNS was organized in June 2002 with headquarters in Austin, Texas. The company has been focused on specialty health benefits products, including three levels of provider networks and one limited indemnity medical insurance plan. During the last year we have expanded our product with additional benefits and alternative benefit funding options. These new expanded products are being offered through a captive retail sales operation to individuals and small employers; and customized private label versions of the products through its broker and consultant relationships to associations, unions political subdivisions and large employers. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured through existing traditional defined benefit health plans.

Our goals include a plan to develop disease management treatment guidelines that would address back, neck and upper extremity musculoskeletal conditions specifically for workers’ compensation. During the past year, these guidelines have been codified and copyrighted. Through an affiliation with Health Partners, the strategy is to develop exclusive provider organizations (EPO) in markets where state regulation enables workers’ compensation plans to direct injured workers to specific health care providers. (see subsequent event) Our EPOs will be marketed to workers’ compensation and employee benefit plans on the basis access fees, case management fees and shared savings of future medical costs versus historic medical costs and patient outcomes.

Medical Discount Card Product and Marketing

We now focus on specialty health benefits products, including, but not limited to three levels of provider networks and one limited indemnity medical insurance plan. We have been and will continue to work on expanding our product with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business we have decided to change our name to Comprehensive Healthcare Solutions, Inc. to better reflect our marketing of “The Solution Card”. Both Comprehensive Healthcare Solutions and The Solution Card were trademarked by us for further protection for our new business operations. These new expanded products are currently being offered to large employers, fraternal organizations, union benefit funds, business associations, insurance companies, municipalities and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured. These expanded products are also being offered to groups set forth above whose medical care costs are covered through existing traditional defined benefit health plans and have experienced large percentage increases in premiums as well as shrinking coverage and higher deductibles. The range of discounts on the medical services and products with the Solution Card family of products is between 10% and 60% with an overall average savings of 22% to 28%.

Comprehensive Alliance Group, Inc.

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

In February 2005, Comprehensive Alliance Group, Inc., the joint venture company we formed with Alliance, finalized an agreement with Financial Independence Company Insurance Services (FICIS) of Woodland Hills, California. The agreement is for the distribution of health discount cards by FICIS to Cendant franchisees, their employees and associates. These discount cards will offer to the Cendant Group a choice of affordable and convenient health care options nationwide. A recent U.S. Census bureau survey reported that approximately 44.3 million Americans do not have health insurance coverage.

The initial product offerings under this agreement commenced in January 2005 during the Cendant Vehicle Services conference that included the Avis, Budget and First Fleet agencies. The second offering took place during February 2005 at the Cendant Real Estate Services conference that included all of the Cendant franchise real estate agencies including Cendant Mobility, Cendant Mortgage, Cendant Settlement Services, Coldwell Banker Commercial, ERA, NRT and Southeby’s International and Century 21 agencies. The above agencies represent over 300,000 franchisees, sales associates and employees. Additionally, these discount cards were subsequently offered to the balance of the Cendant franchisees in the areas of hospitality and travel agencies which represent approximately an additional 300,000 franchisees, sales associates and employees. Management expects these venues to begin to generate revenues by the quarter ending August 31, 2005.

The Comprehensive Alliance Group brings to FICIS its packaging of health care discount arrangements through premier preferred provider networks. As a result of Comprehensive Alliance Group’s combined successful 6 years experience in packaging discount programs, FICIS chose to integrate these capabilities into their offering of health benefit services to the Cendant Group of companies.

Although the Company does not sell insured plans the discounts realized by its members through its programs typically range from 10% to 75% off providers’ usual and customary fees. The Company’s programs require members to pay the provider at the time of service, thereby eliminating the need for any insurance claims filing. These discounts, which are similar to managed care discounts, typically save the individual more than the cost of the program itself.

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

Our expectations are that the recently signed joint venture agreement with Alliance Healthcard, Inc. as well as the acquisition of Comprehensive Network Solutions combined with accelerated marketing of the medical health care discount cards will add to both the Company’s revenues and profitability. It should be noted that the expenses related to the sales and marketing of these discount cards have utilized and will continue to utilize a major portion of any additional working capital realized in the last six months or that they will achieve the required sales volume to generate anticipate profitability.

Subsequent Events

In April 2005, we signed our first agreement with a municipal government; Luzerne County, Pennsylvania. In May 2005, we delivered over 300,000 Luzerne County discount prescription cards to Luzerne County, Pa., Commissioners Offices for distribution to residents of Luzerne County. The agreement calls for Luzerne County to share in a portion of the revenues generated by the utilization of the discount prescription cards by its residents.

In May 2005, the State of Texas passed House Bill #7 reforming workers compensation system with the provision which allows for directed care in workman's compensation medical care benefits. CNS is currently the only company licensed in the State of Texas as a Utilization Reveiew Organization. This should potentially give it sole access to the provision of this bill when and if other companies obtain appropriate licensure. CNS is currently in negotiations with 3 Texas workers compensation companies to become the organization to be utilized for directed care in the workers compensation arena for these entities

Proposed Financing Plans

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
base.

In order for us to implement our business plan, we will require financing in a minimum amount of $1,000,000-$2,000,000 during the next twelve months. To date, although we have received some financing the amounts raised were sufficient to cover overhead and expenses but additional funds will be necessary for the expansion of our business operations. At this time, we are unable to state what the terms of the anticipated private placement will be or the amount of shareholder dilution which will result from the intended financing.

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

Results of Operations

Sales

Sales for the year ended February 28, 2005 were $458,936 compared to $409,040 for the year ended February 28, 2004. Our failure to materially increase sales was due in combination of failure to raise additional working capital on a timely basis, decrease in Medicaid reimbursement rates and the refocusing of our marketing efforts to the medical discount cards which have not yet generated significant revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $996,572 in 2004 as compared to $360,381 in fiscal 2004. This substantial increase was due for the most part to increased marketing and promotional fees for our medical discount card programs as well as our failure of CNS, our subsidiary, to generate revenues as anticipated. This lack of revenues was mostly caused by the reconfiguration of the products which were originally intended to be marketed in the Texas and Midwest marketplace.

It should be noted, however, that with the passage of legislation of Texas in May 2005 the future revenues to be generated by CNS should potentially increase dramatically.

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent. The audiology portion of the company, utilizing the increasing sales and projected potential profitability should generate working capital to finance its current operations, but not enough to expand its scope of business activities.

We estimate that in order for us to achieve our marketing goals successfully for our Solution Card and its other related products in both New York and Texas we will require between $1,000,000 and $2,000,000. All of these funds will have to be obtained from sources other than cash flow. As noted above, under “Proposed Financing Plans”, it is our intention to make a private placement of our equity or convertible debt securities in an amount of at least $1,000,000. We do not have any established bank credit lines or relationships in place at this time. However, we are optimistic that if we are able to raise a minimum of $750,000 through the sales of our securities, we will be able to establish credit lines that will further enhance our ability to finance the expansion of our business. There can be no assurance that we will be able to obtain outside financing on a debt or equity basis on favorable terms, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to us may not be sufficient to cover the costs of our operations, capital expenditures and anticipated growth during the next twelve months. However, we believe that, even if we are unable to raise the required outside financing we can curtail our growth to such a degree so as to maintain increased operations.

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

ITEM 7. FINANCIAL STATEMENTS

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a Nantucket Industries, Inc. and Subsidiaries)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2005

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Shareholders’ Deficiency	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F- 7 – 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a Nantucket Industries, Inc. and Subsidiaries)

We have audited the accompanying balance sheet of Comprehensive Healthcare Solutions, Inc. and Subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries) as of February 28, 2005 and the related statements of operations, changes in shareholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Healthcare Solutions, Inc. and Subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries) as of February 28, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

May 27, 2005

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
(f/k/a - Nantucket Industries, Inc. and Subsidiaries)
CONSOLIDATED BALANCE SHEET
February 28, 2005

ASSETS

Current assets
Cash and cash equivalents	$ 17,133
Accounts receivable, net	48,888
Other current assets	11,067

Total current assets	77,088

Property and equipment, net	58,286
Goodwill	176,975
Intangible assets, net	633,336

Total assets	$ 945,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$ 212,530

Total current liabilities	212,530

Revolving line of credit	30,000
Due to related party	20,500
Other liabilities	20,494

Total liabilities	283,524

Stockholders’ equity
Preferred stock, no par value; 5,000 shares
authorized and zero shares issued and outstanding	-
Common stock, $.01 par value; 20,000,000 shares
authorized; 13,303,959 shares issued and outstanding	1,330,395
Additional paid-in capital	14,391,216
Deferred stock - based consulting	(421,540)
Accumulated deficit	(14,637,910)
Total stockholders’ equity	662,161
Total liabilites and stockholders’ equity	$ 945,685

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
(f/k/a - Nantucket Industries, Inc and Subsidiaries)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended February 28,

	2005	2004

Net sales	$ 458,936	$ 409,040
Cost of sales	392,303	321,462

Gross profit	66,633	87,578

Selling, general and administrative expenses	996,572	360,381

Loss from operations	(929,939)	(272,803)

Other expenses:
Interest expense	7,619	10,305
Depreciation and amortization	48,635	47,049

Total other expense	56,254	57,354

Loss before provision for income taxes	(986,193)	(330,157)
Provision for income taxes	-	-

Net loss	$ (986,193)	$ (330,157)

Net loss per share - basic and diluted	$ (0.07)	$ (0.03)

Weighted average common shares outstanding	12,769,887	9,834,258

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
(f/k/a - Nantucket Industries, Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
	Preferred stock		Common stock
	(no par value)		($0.01 par value)
					Additional paid-in
	Shares	Amount	Shares	Amount	Capital

Balance at February 28, 2003			8,590,524	859,052	13,079,309
Consultant agreement			1,250,000	125,000	200,000
Private placement sales			899,642	89,964	132,436
Executive compensation			357,143	35,714	(10,714)
Common stock subscribed
Convertible debt			570,000	57,000	133,000
Deferred - stock based consulting
Net (loss)

Balance at February 29, 2004			11,667,309	$ 1,166,730	$ 13,534,031
Private placement sales			981,600	98,160	392,640
Consultant agreement			250,000	25,000	100,000
Acquisition of CNS			405,050	40,505	364,545
Deferred - stock based consulting
Net (loss)
Balance at February 28, 2005			13,303,959	$ 1,330,395	$ 14,391,216

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
(f/k/a - Nantucket Industries, Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) Continued

		Deferred
Common		Stock -
Stock	Subscription	Based	Accumulated
Subscribed	Receivable	Consulting	deficit	Total

25,000	-	-	(13,321,560)	641,801
				325,000
(25,000)				197,400
				25,000
160,800	(160,800)			-
				190,000
		(296,817)		(296,817)
			(330,157)	(330,157)

$ 160,800	$ (160,800)	$ (296,817)	$(13,651,717)	$ 752,227
(160,800)	160,800			490,800
				125,000
				405,050
		(124,723)		(124,723)
			(986,193)	(986,193)
$ -	$ -	$ (421,540)	$(14,637,910)	$ 662,161

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
(f/k/a - Nantucket Industries, Inc. and Subsidiaries)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended February 28,

	2005	2004
Cash Flows From Operating Activities
Net earnings (loss)	$ (986,193)	$ (330,157)
Adjustments to reconcile net (loss) to
net cash used by operating activities:
Provision for doubtful accounts	48,539	22,500
Depreciation and amortization	48,635	47,049
Common stock issued for services to be rendered	(124,723)
Changes in current assets and liabilities
Accounts receivable	28,027	(15,630)
Inventories	-	1,495
Prepaid expenses	-	(65,000)
Other current assets	(2,197)	-
Accounts payable and accrued expenses	84,172	29,002
Net Cash Provided by Operating Activities	(903,740)	(310,741)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(15,931)	(16,030)
Purchases of goodwill and intangible assets	(276,975)	(223,750)

Net Cash Provided (Used) by Investing Activities	(292,906)	(239,780)

Cash Flows From Financing Activities
Issuance of common stock	1,020,850	762,400
Repayment of loans	-	(40,000)
Proceeds from loans and line of credit	20,500	-
Net Cash Provided by Financing Activities	1,041,350	722,400

Net increase (decrease) in cash and cash equivalents	(155,296)	171,879

Cash and cash equipvalents, beginning of year	172,429	550

Cash and cash equivalents, end of year	$ 17,133	$ 172,429

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
Interest	$ 7,619	$ 10,305

Taxes	$ -	$ -

Non-cash Investing and Financing Activities:
Common stock issued for services to be rendered	$ 124,723	$ -

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a – Nantucket Industries, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2005

NOTE 1- ORGANIZATION

The Company

Comprehensive Healthcare Solutions, Inc. and Subsidiaries directly and indirectly through its subsidiaries, Accutone, Inc. and Interstate Hearing Aid Services, Inc., is in the business of selling, distributing, and dispensing custom hearing aid products and providing the related audiological services. Comprehensive Healthcare Solutions, Inc. and Subsidiaries is involved directly and indirectly with the sales and marketing of discount medical services cards through its subsidiary, Comprehensive Network Solutions, Inc., which the Company acquired on March 1, 2004.

Nantucket Industries, Inc. changed its name to Comprehensive Healthcare Solutions, Inc. in July 2004.

The Company’s independent accountants are including a “going concern” paragraph in their accountants’ report accompanying these consolidated financial statements that cautions the users of the Company’s financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the “going concern” paragraph states that the Company’s ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations. Even though the Company has not commenced planned principal operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has a business plan under development that, if successfully funded and executed as an integral part of a financial structuring, the Company can overcome the concerns of the independent accountants within the next twelve months. Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current shareholders. Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing.

F- 7

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a – Nantucket Industries, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Accounts Receivable

An allowance for doubtful accounts is provided based upon historical bad debt experience and periodic evaluations of the aging of the accounts. The provision for doubtful accounts was $48,539.22 at February 28, 2005.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed for financial statement purposes, using the straight-line method over the estimated useful life. For income tax purposes, depreciation is computed using statutory rates.

Goodwill and Other Intangible Assets

The Company adopted SFAS No.142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As of the adoption date, the Company no longer amortizes goodwill and certain other intangible assets over their useful lives. Instead, goodwill and other intangible assets are tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and intangible assets assigned to the reporting unit is not impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s intangible assets, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize an intangible assets impairment charge if the carrying amount of the intangible assets assigned to the reporting unit is greater than the implied fair value of the intangible assets. At February 28, 2005, the Company has not recognized an impairment loss.

F- 8

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a – Nantucket Industries, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2005

Income Taxes

The Company accounts for income taxes according to Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes” which requires an asset and liability approach to financial accounting for income taxes. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

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

F- 9

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a – Nantucket Industries, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2005

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

Advertising Costs

Costs for newspaper and other media advertising are expensed as incurred and were $21,936 and $20,255 for the years ended February 28, 2005 and 2004 respectively.

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

F- 10

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a – Nantucket Industries, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2005

Concentration of risk

Currently approximately 70% of the reorganized Company’s business is based on contracts with The New York State Medical Assistance Program (Medicaid) and Empire Medicare Service (Medicare).

NOTE 3- PROPERTY AND EQUIPMENT:

Property and equipment as of February 28, 2005, is as follows:

Leasehold improvements	$25,000
Machinery and equipment	131,632
Furniture and fixtures	14,268
170,900
Less accumulated depreciation	(112,614)

$58,286

NOTE 4- ACQUISITIONS

Park Avenue

On February 28, 2002 the Company executed a contract with Park Avenue Medical Practice Associates, P.C. and Park Avenue Health Care Management, Inc. The Park Avenue Group directly employs medical professional personnel, including physicians in both general and specialty practices and other health care professionals such as podiatrists, audiologists, psychologists and psychotherapists.

Nursing homes and long term care facilities contract with Park Avenue for the services of Park Avenue’s medical professionals, on a pre-determined schedule or on an as needed basis. Pursuant to the terms of the agreement Park Avenue contributed its entire audiology practice to the Company. The contract also calls for Brad I. Markowitz, the president of Park Avenue Management to join the Company’s Board of Directors. Mr. Markowitz is a banker by trade and has been with Park Avenue since 1995. At that time Park Avenue was servicing approximately seven nursing homes. Under his tutelage Park Avenue has grown to service over seventy long term care facilities. In addition, Mr. Markowitz serves on the Board of Trustees of several private companies.

F- 11

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a – Nantucket Industries, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2005

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

Comprehensive Network Solutions, Inc.

On March 1, 2004 pursuant to a Stock Purchase Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the Comprehensive shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Additional consideration of $60,000 was also paid to CNS to be used as working capital and the Company assumed a liability of $25,000 for marketing services performed by an individual. Such liability was satisfied through the issuance of 25,000 shares of the Company's restricted common stock to such individual. All shares issued in this transaction have a holding period of two years. As a result of the acquisition, the Company recognized goodwill in the amount of $176,975 and no impairment loss was recognized as of February 28, 2005.

Based on this acquisition, the Company changed its name to Comprehensive Healthcare Solutions, Inc.

NOTE 5 – INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of other intangible assets at February 28, 2005, were as follows:

Other intangible assets subject to amortization:

Customer list	$360,000
Accumulated amortization	(26,664)
333,336
Other intangible assets not subject to amortization:

Covenant not to compete	300,000

Other intangible assets – net	$633,336

F- 12

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a – Nantucket Industries, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2005

Amortization expense associated with intangible assets subject to amortization was $26,664 for the year ended February 28, 2005. The estimated annual amortization expense for the next five fiscal years is as follows:

Fiscal year ended	Estimated amortization expense
2006	$24,000
2007	$24,000
2008	$24,000
2009	$24,000
2010	$24,000

NOTE 6- LINE OF CREDIT

The Company has a revolving line of credit with Park Avenue for up to $30,000. The interest rate on any amount of the line utilized is at prime plus 2%. The agreement expires and on August 1, 2006 with a provisions for a renewal of this agreement.

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates. Significant components of the Company’s deferred taxes at February 28, 2005 and February 29, 2004 are as follows:

	2005	2004
Deferred tax assets
Net operating loss carry forward	$637,068	$291,900
Deferred tax liabilities
Difference between the book and tax
basis of property, plant and
equipment	-	-

Net deferred tax asset	637,068	291,900
Valuation allowance	(637,068)	(291,900)

Net deferred taxes	$-	$-

F- 13

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a – Nantucket Industries, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2005

The Company anticipates utilizing its deferred tax assets only to the extent of its deferred tax liabilities. Accordingly, the Company has fully reserved all remaining deferred tax assets, which it cannot presently utilize.

For tax purposes at February 28, 2005, the Company’s net operating loss carry forward was $1,771,654, which, if unused, will expire from 2017 to 2021. Certain tax regulations relating to the change in ownership may limit the Company’s ability to utilize its net operating loss carry forward if the ownership change, as computed under each regulation, exceeds 50%.

There was no income tax provision (benefit) for the fiscal years 2005 and 2004.

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

	2005	2004
Computed “expected” provision for:
Federal income taxes	(35.0) %	(35.0) %
Valuation allowance	35.0	35.0

Actual provision for income taxes	-0- %	-0- %

NOTE 8- STOCKHOLDERS’ EQUITY

Private Placements

At various dates during the current fiscal year the Company closed on private placements for 981,600 shares of common stock for an aggregate sales price of $490,800. The offers and sales were made only to “accredited investors” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities act of 1933 to issue the securities without registration.

NOTE 9 - COMMITMENTS, CONTINGENCIES

Major Suppliers

Although there are a limited number of manufactures of hearing aids, management shifted its purchasing to include three to five manufacturers who provide similar hearing aids on comparable terms. In the event of a disruption of supply from any one manufacture the Company could obtain comparable products from other manufacturers. Few manufacturers offer dramatic product differentiation. The Company has not experienced any significant disruptions in supply in the past.

F- 14

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

(f/k/a – Nantucket Industries, Inc. and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2005

Lease obligation

The Company leases office under any agreement that expires on February 2006. As of February 28, 2005 the future minimum lease payments are $28,456 in fiscal 2006 and zero thereafter.

NOTE 10 - SUBSEQUENT EVENTS

In March 2005, the Company issued a promissory note to an individual for the principal sum amount of $200,000. The promissory note has an interest rate of 5% per annum. According to the terms of the note, all principal and interest shall be paid to the holder by May 30, 2005, unless extended by mutual consent of the parties.

F- 15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Jewett Schwartz & Associates, CPA. We do not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

John Treglia, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 14, 2005, the names and ages of our directors, executive officers, and other significant employees; the date when each director was appointed; and all positions and offices held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

Name	Age	Positions Held	Date Appointed

John H. Treglia	62	Director, President, and, CEO and CFO	January 18, 2000
Paul Rothman	49	President	August 15, 2004
Dr. Frank Castanaro	54	Secretary and Director	February 17, 2000

Set forth below is information regarding the principal occupations of each current director during the past five years or more. None of the directors or principal executive officers holds the position of director in any other public company.

John H. Treglia is a graduate of Iona College, from which he received a BBA in Accounting in 1964. Since January 18, 2000, he has served as our president, secretary, and a director, devoting such time to our business and affairs as is required for the performance of his duties. From 1964 until 1971, Mr. Treglia was employed as an accountant by Ernst & Ernst. Thereafter, he founded and operated several businesses in various areas. From 1994 through 1998, Mr. Treglia served as a consultant to several companies which were in Chapter 11. These included J.R.B. Contracting, Inc., Laguardia Contracting, and Melli-Borrelli Associates. In 1996, Mr. Treglia founded Accutone Inc., a company engaged in the business of manufacturing and distributing hearing aids. He has served as its CEO since such time.

Paul Rothman began his career in the insurance industry at Total Health, HMO, in 1986. The first publicly traded HMO in New York. As the Marketing Director of this start-up company he coordinated all aspects of the strategic marketing for the company ranging from T.V. commercials and print ads to target marketing for his sales force. The company grew and prospered until its sale to CIGNA in 1991. Mr. Rothman then founded Financial Management Group located in Morristown, New Jersey. Financial Management Group is an employee benefits firm that specializes in corporate benefits including deferred compensation, health insurance, key man life, disability insurance and Long Term Care. Their clients include; associations, unions, public companies and a diverse range of corporate clients. Mr. Rothman is a qualifying member of the Million Dollar Round Table, Court of the Table, and Top of the Table, honors accorded to the top 1% of all insurance agents internationally.

Dr. Frank Castanaro received a Bachelor of Science degree from the University of Scranton in 1974. In 1978, he graduated from Georgetown University School of Dentistry and has been in private practice as a dentist since such time. Dr. Castanaro was appointed as our director on February 17, 2000. Dr. Castanaro has assisted two large ophthalmology practices to introduce and expand their activities in Laser therapy, including, but not limited to, Lasik procedures. Dr. Castanaro presently practices dentistry in partnership with Dr.’s Joseph C. Fontana and John B. Fontana in Peekskill, New York, and has a solo practice in Yonkers, New York. Dr. Castanaro is a member of the American Dental Association, the Dental Society of the State of New York, the Ninth District Dental Society, and the Peekskill-Yorktown Dental Society.

Set forth below is information regarding the principal occupations of each current officer of our wholly owned subsidiary, CNS, Inc during the past five years or more.

David S. Streilein, President & CEO of CNS, Inc.

Mr. Streilein was one of the founding members of Comprehensive Network Solutions, Inc. and has served as its President & CEO since the company organized in September, 2002. He has served as a senior officer of Blue Cross & Blue Shield Plans and in senior management positions with several major health insurers during his career that began in 1969 following his graduation from the University of Pittsburgh in 1968. He additionally spent 6 years as an industry consultant during the 1990s. Active during his long career in industry related organizations, he currently serves as vice-Chair of the National Association of Specialty Health Organizations, as board member of the American Association of Preferred Provider Organizations and as Executive Director of the North American Federation of Chiropractic Networks. Mr. Streilein resides in the Austin, Texas area with his spouse Pamela who also serves as Director of Sales for Comprehensive Network Solutions, Inc.

Brad M. Hayes, DC, Chief Medical Officer of CNS, Inc.

Dr. Hayes serves as the Chief Medical Officer of the company. He has been in private practice for over 25 years in Tulsa, Oklahoma and Hayward, California. He is an extensively published professional and his writings reflect a high level of expertise and interest in quality management of patient care. He has served as the President of the Chiropractic Association of Oklahoma twice, has been named Chiropractor of the year twice in Oklahoma and once nationally. He has served as President of the Oklahoma Board of Chiropractic Examiners, and currently serves as a member of the Oklahoma Health Care Authority Physicians Advisory Committee, a position that he has held since 1994. He also has Texas roots through his professional consultation with several major health care organizations in the state. He has served as Medical Director for the Oklahoma State Chiropractic IPA since 1996. He is President of NAFCN and serves on the Board of Directors of NASHO.

Pamela J. Streilein, Director Marketing & Sales of CNS, Inc.

Ms. Streilein was employed by CNS since it was organized in September, 2002 and has served in her current capacity since October, 2003. Her career spans over 25 years in the health care industry starting in 1975 with the Prudential Insurance Company where she managed an underwriting and client service department for two large trade associations. Following that, she served as business manager for health care providers in Texas and California. Just prior to joining CNS, she marketed insurance products to physicians through a state medical association as a licensed life and health agent representing several major insurance carriers. She actively participates and has held offices in several civic, religious and industry organizations. Ms. Streilein resides in the Austin, Texas area.

Code of Ethics.

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

Until June of 2000, when our board of directors eliminated compensation for directors other than those employed by us, such persons were paid $5,000 annually and an additional $500 for each Board or committee meeting attended in person. No payments have been made during the fiscal year ended February 28, 2005.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was disbanded in May 1998. As of the date hereof, the Board of Directors has not established a new Compensation Committee and it has no plans to do so until such time as our financial position and prospects improve significantly.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows compensation information for each of the fiscal years ended February 28, 2005, February 28, 2004 and February 28, 2002 for all persons who served as our chief executive officer. No other executive officers received compensation in excess of $100,000 during the fiscal year ended February 28, 2005.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Other Compensation

John H. Treglia ,	2005	$32,000	0
Chief Executive	2004	-0-	357,142 shares
Officer, Secretary and Director	2003	-0-	357,142 shares

Dr. Frank Castanaro	2005	$ -0-	0
Secretary and Director	2004	-0-	0
	2003	-0-	0

Pursuant to his employment agreement, John H. Treglia is to receive a total of $150,000 per year. For the fiscal year end February 28, 2005, Mr. Treglia received $32,000 in salary. Mr. Treglia agreed to waive his rights to the balance of $118,000 owed to him under his employment agreement.

ITEM NO. 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 14, 2005, with respect to the persons known to us to be the beneficial owners of more than 5% of our common stock, $.10 par value.

PRINCIPAL SHAREHOLDERS

We know of no person, other than those listed in the Management’s Shareholdings Table, below, who owns more than 5% of our common stock. The following table sets forth information as of June 14, 2005, with respect to the beneficial ownership of our common stock, $.10 par value, of each of our executive officers and directors and all executive officers and directors as a group:

PRINCIPAL SHAREHOLDERS TABLE

Title Of Class Owner	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Class	Percent of Class

Common	Carlyn A. Barr(1) 13-44 Henrietta Court Fair Lawn, NJ 07410	2,837,026	17.67%

Common	Park Avenue Health Care Management One North Lexington Avenue White Plains, New York 10601	1,200,000	7.47%

Common	Dr. Frank J. Castanaro 71 Bradford Boulevard Yonkers, NY 10710	733,000	5.57%

Common	Baruch Moskowitz 636 Bedford Avenue Brooklyn, New York	1,800,000(2)	11.21%

(1)	Carlyn A. Barr is the wife of John H. Treglia. John Treglia has disavowed any interest in the shares of common stock owned by Ms. Barr.
(2)

Baruch Moskowitz was issued a total of 1,800,000 shares pursuant to a stock purchase agreement with us. In accordance with the Agreement, such shares were issued in the name of Baruch Moskowitz although to date he has not paid any consideration for these shares which consideration is supposed to be paid over a six months period commencing June 1, 2005.

Security Ownership of Management

The following table sets forth information as of June 14, 2005, with respect to the shareholdings of the Company’s executive officers and directors.

Title Of Class Owner	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Class (1)	Percent of Class

Common	John H. Treglia 13-44 Henrietta Court Fair Lawn, NJ 07410	0	0

Common	Dr. Frank J. Castanaro 71 Bradford Boulevard Yonkers, NY 10710	733,000	5.57%

Common	All directors and officers as a group (2 persons)	733,000	5.57%

Pursuant to the rules of the Securities and Exchange Commission, shares of our common stock, which an individual or member of a group has a right to acquire within 60 days pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Accordingly, where applicable, each individual or group member’s rights to acquire shares pursuant to the exercise of options or warrants are noted below.

Medical and Professional Advisory Board

Due to the change in direction of the business, the Company’s Medical and Professional Advisory Board has been dissolved.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of any transactions during the fiscal year ended February 28, 2005 or any presently proposed transactions, to which we were, or are, to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (ii) any of our directors or executive officers; (ii) any person who owns or has the right to acquire 5% or more of our issued and outstanding common stock; and (iii) any member of the immediate family of any such persons. Current management is not aware of any requirements, which may have been in effect prior to January 2000, with respect to the approval of related transactions by independent directors. Because of its current limited management resources, the company does not presently have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote of the majority, or the unanimous written consent, of the full board of directors. All member so the board of directors all members of the board of directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None

(b) Reports of Form 8-K filed in fourth quarter of the fiscal year:

None.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended February 28, 2005, we were billed approximately $,18,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $20,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended February 28, 2005.

Tax Fees

For the Company’s fiscal year ended February 28, 2005, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended February 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

June 14, 2005	By /s/ John H. Treglia
John H. Treglia, CEO and CFO

By: /s/ Frank Castanaro
Dr. Frank Castanaro, Secretary

June 14, 2005	/s/ John H. Treglia
John H. Treglia, Director

/s/ Frank Castanaro
Dr. Frank Castanaro, Director