Form 10QSB
period 2005-05-30
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-07-15
CIK 69623

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-QSB

___________________________

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26715

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-0962699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Ludlow Street, Suite 602

Yonkers, New York 10705

(Address of principal executive offices) (Zip Code)

(914) 375-7591

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 14, 2005, we had 16,055,470 shares of common stock outstanding, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended February28, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended May 30, 2005 are not necessarily indicative of results that may be expected for the year ending February 28, 2006. The financial statements are presented on the accrual basis.

2

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

(f/k/a NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

(Unaudited)

TABLE OF CONTENTS

Page

Consolidated Balance Sheet	F- 2

Consolidated Statements of Operations	F- 3

Consolidated Statements of Cash Flows	F- 4

Notes to the Consolidated Financial Statements	F- 5

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
(f/k/a Nantucket Industries, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheet

May 31, 2005
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,524
Accounts receivable, net	42,693
Other current assets	11,067

Total current assets	68,284

Property and equipment, net	53,316
Goodwill, net	176,975
Intangible assets, net	626,670

Total Assets	$925,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$161,440
Secured loan payable	200,000

Total current liabilities	361,440

Revolving line of credit	30,000
Due to related party	20,500
Other liabilities	19,821

Total Liabilities	431,761

Stockholders’ equity:
Preferred stock, no par value; 5,000 shares
authorized and no shares issued and outstanding	-
Common stock, $.10 par value: 20,000,000
shares, 13,303,959 shares issued	1,330,395
Additional paid-in capital	14,391,216
Deferred stock - based consulting	(367,538)
Accumulated deficit	(14,860,589)
Total stockholders’ equity	493,484

Total Liabilities and Stockholders’ Equity	$925,245

The accompanying notes are an integral part of these financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
(f/k/a Nantucket Industries, Inc. and Subsidiaries)
Condensed Consolidated Statements of Operations
For the Three Months Ended May 31, 2005 and 2004

	Three Months	Three Months
	Ended	Ended
	May 31, 2005	May 31, 2004
	(Unaudited)	(Unaudited)

Net sales	$137,427	$115,479
Cost of sales	115,322	71,912

Gross profit	22,105	43,567

Selling, general and administrative expenses	230,382	224,052

Loss from operations	(208,277)	(180,485)

Other expense:
Interest expense	2,767	1,394
Depreciation and amortization	11,635	12,377

Total other expense	14,402	13,771

Loss before income taxes	(222,679)	(194,256)

Income taxes	-	-

Net loss	$(222,679)	$(194,256)

Weighted average shares outstanding -
basic and diluted	13,303,959	12,351,180
Loss per share - basic and diluted	(0.02)	(0.02)

The accompanying notes are an integral part of these financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
(f/k/a Nantucket Industries, Inc. and Subsidiaries)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended May 31, 2005 and 2004

	Three Months	Three Months
	Ended	Ended
	May 31, 2005	May 31, 2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(222,679)	$(194,256)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for bad debt	(10,000)	22,500
Depreciation and amortization	11,635	12,377
Deferred stock-based consulting	54,003	-
Decrease (increase) in assets:
Accounts receivable	16,195	(14,267)
Inventories	-	(255)
Prepaid expenses	-	(26,010)
Other current assets	-	5,000
Accounts payable and accrued expenses	(51,763)	7,959
Net cash used by operating activities	(202,609)	(186,952)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(288,088)
Increase in other assets	-	(81,288)
Net cash used by investing activities	-	(369,376)

Cash Flows from Financing Activities
Issue of stock for operations	-	568,350
Proceeds from capital lease	-	5,405
Proceeds from loans	200,000
Net cash provided by financing activities	200,000	573,755

Net increase (decrease) in cash and cash equivalents	(2,609)	17,427
Cash and cash equivalents, beginning of the period	17,133	172,429
Cash and cash equivalents, end of the period	$14,524	$189,856

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,767	$1,394
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries

(f/k/a Nantucket Industries, Inc. and Subsidiaries)

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended May 31, 2005

NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries), (the “Company”) is engaged in the business of selling and distributing hearing aids and providing the related audiological services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of May 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended February 29, 2005.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares”. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

NOTE 3 – SUBSEQUENT EVENTS

On June 1, 2005, by agreement of the parties, the Company converted its outstanding note in the amount of $200,000 into shares of the Company’s common stock.

On July 13, 2005, the commissioners of Lehigh County, Pennsylvania approved commissioners’ bill #2005-68 approving a professional services agreement with the Company to provide prescription discount cards to the approximate 310,000 residents of the county. The county has requested that the Company initially print 350,000 cards. The initial distribution will commence at the Lehigh county fair on August 30, 2005 with a press conference and promotional kick-off on August 30, 2005. While the bill has been by passed the commissioners, the passage of the bill requires the signature of the county executive. The bill will take effect 10 days from the signing of the bill by the county executive as mandated by county regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

The initial product offerings under this agreement commenced in January 2005 during the Cendant Vehicle Services conference that included the Avis, Budget and First Fleet agencies. The second offering took place during February 2005 at the Cendant Real Estate Services conference that included all of the Cendant franchise real estate agencies including Cendant Mobility, Cendant Mortgage, Cendant Settlement Services, Coldwell Banker Commercial, ERA, NRT and Southeby’s International and Century 21 agencies. The above agencies represent over 300,000 franchisees, sales associates and employees. Additionally, these discount cards were subsequently offered to the balance of the Cendant franchisees in the areas of hospitality and travel agencies which represent approximately an additional 300,000 franchisees, sales associates and employees. Management expects these venues to begin to generate revenues by the quarter ending August 30, 2005 and more significant revenues by the quarter ending November 30, 2005.

Management believes that we will generate the additional significant revenues as a result of the agreement signed in April 2005 with Luzerne County, Pennsylvania. In May 2005, we delivered over 300,000 Luzerne County discount prescription cards to Luzerne County, Pa., Commissioners Offices for distribution to residents of Luzerne County. The agreement calls for Luzerne County to share in a portion of the revenues generated by the utilization of the discount prescription cards by its residents.

On July 13, 2005, the commissioners of Lehigh County, Pennsylvania approved commissioners bill #2005-68 approving a professional services agreement with the Company to provide prescription discount cards to the approximate 310,000 residents of the county. The county and the company have agreed to work together to have as many of the prescription discount cards distributed as quickly as possible subsequent to the anticipated delivery date of August 15, 2005. The county has requested that the Company initially print 350,000 cards. While the Company has been verbally notified that the commissioner’s office does not anticipate an issue with the signing of this bill by the county executive, there can be no assurance that the county executive will sign the bill. The bill will take effect 10 days from the signing of the bill by the county executive as mandated by county regulations.

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

In May 2005, the State of Texas passed House Bill #7 reforming workers compensation system with the provision which allows for directed care in workman’s compensation medical care benefits. CNS is currently the only company licensed in the State of Texas as a Utilization Review Organization. This should potentially give it sole access to the provision of this bill when and if other companies obtain appropriate licensure. CNS is currently in negotiations with 3 Texas workers compensation companies to become the organization to be utilized for directed care in the workers compensation arena for these entities

On July 13, 2005, the commissioners of Lehigh County, Pennsylvania approved commissioners bill #2005-68 approving a professional services agreement with the Company to provide prescription discount cards to the approximate 310,000 residents of the county. The county and the company have agreed to work together to have as many of the prescription discount cards distributed as quickly as possible subsequent to the anticipated delivery date of August 15, 2005. The county has requested that the Company initially print 350,000 cards. The initial distribution will commence at the Lehigh county fair on August 30, 2005 with a press conference and promotional kick-off on August 30, 2005. The county has also indicated that it has invited approximately 35 organizations within the county to participate in making available the prescription discount cards. Some of these organizations include the Lehigh County Medical Society, Lehigh County Aging/Adult Services Offices, Lehigh County Human Resources Offices as well as other service and religious organizations throughout the county. The county has also indicated that it is the best interest of its residents, the county and the Company to accelerate the distribution of the cards. While the bill has passed the commissioners, the passage of the bill requires the signature of the county executive. While the Company has been verbally notified that the commissioner’s office does not anticipate an issue with the signing of this bill by the county executive, there can be no assurance that the county executive will sign the bill. The bill will take effect 10 days from the signing of the bill by the county executive as mandated by county regulations.

Proposed Financing Plans

We believe that our success will be largely dependent upon our ability to raise capital and then use such funds to:

*	Expand our marketing presence to other municipalities, unions, fraternal organizations, religious organizations and other large employer groups;
*	To cover the costs of production and distribution of our anticipated additional 1,500,000-2,500,000 cards to be sold and or distributed in the next 12-18 months
*	To hire additional marketing, administrative and service personnel;
*	To increase awareness of our medical discount cards at various trade shows;

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

Results of Operations

THREE MONTHS ENDED MAY 30, 2005 COMPARED TO THREE MONTHS ENDED MAY 30, 2004

Sales for the first quarter of fiscal year ended 2005 and 2004 were $137,427 and $115,479, respectively. Our failure to materially increase sales was due in combination of failure to raise additional working capital on a timely basis, decrease in Medicaid reimbursement rates and the refocusing of our marketing efforts to the medical discount cards which have not yet generated significant revenues.

Cost of sales were $115,322 and $71,912, respectively. The increase was due to the higher costs of retaining audiological personnel as well as an increase in sales and related product costs.

Selling, General and Administrative Expenses

Selling, general and administrative costs were $230,382 and $224,052, respectively. This substantial increase was due for the most part to increased marketing and promotional fees for our medical discount card programs as well as our failure of CNS, our subsidiary, to generate revenues as anticipated. This lack of revenues was mostly caused by the reconfiguration of the products which were originally intended to be marketed in the Texas and Midwest marketplace.

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

We estimate that in order for us to achieve our marketing goals successfully for our Solution Card and its other related products in both New York and Texas we will require between $1,000,000 and $2,000,000. Some of these funds will have to be obtained from sources other than the anticipated cash flows from the sale of our cards in the quarter ended August 31, 2005. As noted above, under “Proposed Financing Plans”, it is our intention to make a private placement of our equity or convertible debt securities in an amount of at least $1,000,000. We do not have any established bank credit lines or relationships in place at this time. However, we are optimistic that if we are able to raise a minimum of $750,000 through the sales of our securities, we will be able to establish credit lines that will further enhance our ability to finance the expansion of our business. There can be no assurance that we will be able to obtain outside financing on a debt or equity basis on favorable terms, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to us may not be sufficient to cover the costs of our operations, capital expenditures and anticipated growth during the next twelve months. However, we believe that, even if we are unable to raise the required outside financing we can curtail our growth to such a degree so as to maintain increased operations.

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

On March 8, 2005, the Company filed an 8K with the SEC based on a change in accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

By:	/s/ John H. Treglia
JOHN H. TREGLIA
Chief Executive Officer and
Chief Financial Officer

Dated:	July 14, 2005