Form 10QSB
period 2005-08-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2005-10-24
CIK 69623

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-QSB

___________________________

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 24 , 2005, we had 14,800,470 shares of common stock outstanding, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended February 28, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended August 31, 2005 are not necessarily indicative of results that may be expected for the year ending February 28, 2006. The financial statements are presented on the accrual basis.

2

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

(f/k/a NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

(Unaudited)

TABLE OF CONTENTS

Page

Consolidated Balance Sheet	F- 2

Consolidated Statements of Operations	F- 3

Consolidated Statements of Cash Flows	F- 4

Notes to the Consolidated Financial Statements	F- 5

Comprehensive Healthcare Solutions ,Inc. and Subsidiaries
(f/k/a Nantucket Industries, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheet

August 31, 2005
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,257
Accounts receivable, net	41,706
Other current assets	11,067

Total current assets	219,030

Property and equipment, net	46,939
Other assets, net
Goodwill	176,975
Intangible assets	620,004

Total Assets	$1,062,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,609
Convertible debt, current	35,000

Total Current Liabilities	201,609
Revolving line of credit	30,000
Convertible debt, long term	450,000
Due to related parties	83,500
Other liabilities	19,821

Total Liabilities	784,930

Stockholders’ equity:
Common stock, $.10 par value: 50,000,000
shares, 13,303,959 shares issued	546,795
Additional paid-in capital	1,690,955
Deferred stock-based consulting	(313,535)
Accumulated deficit	(1,646,197)
Total stockholders’ equity	278,018

Total Liabilities and Stockholders’ Equity	$1,062,948

See the accompanying notes to the financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
(f/k/a Nantucket Industries, Inc. and Subsidiaries)
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended August 31, 2005 and 2004

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$156,360	$101,468	$293,787	$216,947
Cost of sales	134,840	94,934	250,162	166,846

Gross profit	21,520	6,534	43,625	50,101

Selling, general and administrative expenses	289,106	245,699	531,123	482,128

Loss from operations	(267,586)	(239,165)	(487,498)	(432,027)

Other expense:
Interest expense	1,882	833	4,649	2,227

Total other expense	1,882	833	4,649	2,227

Loss before income taxes	(269,468)	(239,998)	(492,147)	(434,254)

Income taxes	-	-	-	-

Net loss	$(269,468)	$(239,998)	$(492,147)	$(434,254)

Loss per share - basic and diluted	(0.02)	(0.02)	(0.04)	(0.03)
Weighted average shares outstanding -	13,303,959	12,684,611	13,303,959	12,684,611
basic and diluted

See the accompanying notes to the financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
(f/k/a Nantucket Industries, Inc. and Subsidiaries)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended August 31, 2005 and 2004

	Six Months	Six Months
	Ended	Ended
	August 31, 2005	August 31, 2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(492,147)	$(434,254)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for bad debt	(20,000)	22,500
Depreciation and amortization	26,229	25,079
Deferred stock-based consulting	108,004	53,572
Decrease (increase) in assets:
Accounts receivable	27,182	(20,432)
Prepaid expenses	-	(4,012)
Accounts payable	(46,594)	15,008
Net cash used by operating activities	(397,326)	(342,539)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,550)	(2,489)
Net cash used by investing activities	(1,550)	(2,489)

Cash Flows from Financing Activities
Common stock issued	-	368,300
Proceeds from debenture	285,000	-
Proceeds from loans	263,000	5,405
Net cash provided by financing activities	548,000	373,705

Net increase (decrease) in cash and cash equivalents	149,124	28,677
Cash and cash equivalents, beginning of the period	17,133	172,429
Cash and cash equivalents, end of the period	$166,257	$201,106

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,649	$833
Income taxes	$-	$-

Non-cash Investing and Financing activities	$-	$405,050

See the accompanying notes to the financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries

(f/k/a Nantucket Industries, Inc. and Subsidiaries)

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended August 31, 2005 and 2004

NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries), (the “Company”) is engaged in the business of selling and distributing hearing aids and providing the related audiological services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of August 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended February 29, 2005.

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

F-5

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

Currently, net sales substantially refer to fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiology revenues have represented reimbursement from Medicare, Medicaid and third party payors. Generally, reimbursement from these parties can take as long as 120 to 180 days. With the implementation of the billing of Medicare payers on-line we have recognized a shorter time of reimbursement from 60 days to approximately 90 days. Medicaid reimbursements can only be billed with various paper submissions which are mailed on a weekly basis. As a result, Medicaid payments, which constitute approximately 40% of our reimbursement will continue to take 60 to 90 days to be realized.

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

The acquisition of CNS allows us to utilize the resources of both companies to enter the health benefit market with consumer choice products for individuals, employers, associations, unions and political subdivisions. CNS’ business plan focuses on marketing health care benefits that enable the prospective clients to choose appropriate providers and financial arrangements that best meet their individual needs. The current business plan also includes the complete development and market implementation of a high quality musculoskeletal disease management program for target markets with directed care of workers’ compensation cases.

During the last 6 months we have expanded our product line with additional benefits and alternative benefit funding options. These new expanded products are being offered through a captive retail sales operation to individuals and small employers; and customized private label versions of the products through its broker and consultant relationships to municipalities, associations, unions political subdivisions and large employers. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured through existing traditional defined benefit health plans.

Medical Discount Card Product and Marketing

We now focus on specialty health benefits products, including, but not limited to three levels of provider networks. We have been and will continue to work on expanding our product with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business we have decided to change our name to Comprehensive Healthcare Solutions, Inc. to better reflect our marketing of “The Solution Card”. Both Comprehensive Healthcare Solutions and The Solution Card were trademarked by us for further protection for our new business operations. These new expanded products are currently being offered to large employers, fraternal organizations, union benefit funds, business associations, insurance companies, municipalities and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured. These expanded products are also being offered to groups set forth above whose medical care costs are covered through existing traditional defined benefit health plans and have experienced large percentage increases in premiums as well as shrinking coverage and higher deductibles. The range of discounts on the medical services and products with the Solution Card family of products is between 10% and 60% with an overall average savings of 22% to 28%.

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

The preliminary product offerings under this agreement commenced in January 2005 during the Cendant Vehicle Services conference that included the Avis, Budget and First Fleet agencies. The second offering took place during February 2005 at the Cendant Real Estate Services conference that included all of the Cendant franchise real estate agencies including Cendant Mobility, Cendant Mortgage, Cendant Settlement Services, Coldwell Banker Commercial, ERA, NRT and Southeby’s International and Century 21 agencies. The above agencies represent over 300,000 franchisees, sales associates and employees. Management expected these venues to begin to generate revenues by the quarter ending August 30, 2005. Revenues did not reach anticipated levels for the period, but management believes that the Company will continue to grow in the quarter ending November 30, 2005 and increase substantially in the quarter ending February 28, 2006.

Prescription Discount Cards

The Company will derive revenues from the distribution and utilization of our prescription discount card. We receive a transaction fee every time a prescription discount card is used by a cardholder to fill a prescription. Our fee is generated on approximately 85% of the prescription drugs purchased. Management believes that between 10% and 15% of the cards distributed will be utilized on a regular monthly basis by the cardholder. This utilization estimate is based on the demographics on the areas where we are focusing our marketing and distribution efforts. These demographics include municipalities with high percentages of uninsured and underinsured populations. These groups are prime candidates to utilize the prescription discount cards and therefore benefit by obtaining discounts averaging 22% to 28% of the purchase price of the prescription drugs purchased.

Although the Company does not sell insured plans the discounts realized by its members through our programs typically range from 10% to 75% off providers’ usual and customary fees. In general, the overall average discounted fee is between 22% and 28%. Our programs require members to pay the provider at the time of service, thereby eliminating the need for any insurance claims filing. These discounts, which are similar to managed care discounts, typically save the individual more than the cost of the program itself.

Membership Service Programs

As part of our marketing program, we are offering memberships to large employers, unions, union benefits funds, associations and insurance companies. Cardholders will be offered discounts for products and services ranging from 10% to 75% depending on the area of coverage and the specific procedures, with an average discounted fee of between 22% and 28%.

Prior marketing efforts resulted in management recognizing the need to have a strong, structured and defined working relationships with organizations experienced in the sales, distribution and administration of membership healthcare discount savings programs. Additionally, management recognized the need for structured and defined access agreements with quality healthcare professionals through national preferred provider organizations. These requirements were the prime moving forces in the Company arranging its joint venture agreement with Alliance Healthcard, Inc.

We believe these joint ventures and marketing agreements will add to our revenues and potential profitability. These agreements allow us to develop product pricing unique to the healthcare discount savings market. We believe that these agreements are positive steps but cannot guarantee that the results of these efforts will succeed.

Our expectations are that the joint venture agreement with Alliance Healthcard, Inc. combined with the accelerated marketing of the medical health care discount cards will add to both the Company’s revenues and profitability. It should be noted that the expenses related to the sales and marketing of these discount cards have utilized and will continue to utilize a major portion of any additional working capital realized to date. We cannot guarantee that our discount cards will achieve the required sales volume to generate anticipate profitability.

In April 2005, we signed our first agreement with a municipal government, Luzerne County, Pennsylvania. In May 2005, we delivered over 300,000 discount prescription cards to Luzerne County’s Commissioners Offices for distribution to its residents. The agreement calls for Luzerne County to share in a portion of the revenues generated by the utilization of the discount prescription cards by its residents.

In May 2005, the State of Texas passed House Bill #7 reforming workers compensation system with the provision which allows for directed care in workman’s compensation medical care benefits. CNS is currently in negotiations with 3 Texas workers compensation companies to become the organization to be utilized for directed care in the workers compensation arena for these entities. There can be no guarantees that the sales and cash flow will be able to meet the current monthly overhead and potential additional cost increases related to implementation of House Bill #7 requirements.

On July 13, 2005, the commissioners of Lehigh County, Pennsylvania approved commissioner’s bill #2005-68 approving a professional services agreement with the Company to provide prescription discount cards to the approximate 310,000 residents of the county. The county and the company worked together to have as many of the prescription discount cards distributed subsequent to the delivery date of August 15, 2005. The Company initially printed 350,000 cards at the county’s request, and the cards were delivered to the county on August 15, 2005. The initial distribution commenced at the Lehigh County Fair on August 30, 2005 with a press conference and promotional kick-off. The county had also indicated that it had invited approximately 35 organizations within the county to participate in making available the prescription discount cards. Some of these organizations included the Lehigh County Medical Society, Lehigh County Aging/Adult Services Offices, Lehigh County Human Resources Offices as well as other service and religious organizations throughout the county. The county also indicated that it is in the best interest of its residents, the county, and the Company to accelerate the distribution of the cards. To date, the county has distributed its prescription discount cards utilizing a promotional Lucite holder and poster to approximately 235 locations. It is anticipated that this number will increase to 280 locations by the end of October, 2005.

Subsequent Events

On September 15, 2005, we signed a contract with Carbon County, Pennsylvania, to deliver approximately 75,000 prescription discount cards to the county’s residents. We fulfilled the contract through the delivery of our discount cards on October 13, 2005. The initial distribution of the cards began October 13 at a senior citizen fair within the county which was attended by approximately 2,500 senior citizens and resulted in the distribution of in excess of 2,000 cards on that day. We were notified by the county commissioners that a distribution of the discount cards throughout the county to its municipal offices, county aging and adult services offices, human resource offices, religious organizations, and other venues would begin on October 17, 2005, and full distribution would be made by the end of October.

On September 29, 2005, we executed a contract with Schuylkill County, Pennsylvania to deliver 165,000 prescription discount cards to the county by the beginning of November. The county commissioner indicated to us that a distribution of the discount cards would take place in November throughout the county to its municipal offices, county aging and adult services offices, human resource offices, religious organizations, and other venues. The county commissioners have also indicated to us that they will arrange a press conference including television and newspaper coverage of the delivery of the cards to aid in the notification to its residents of the cards availability and of the places of distribution.

We have given initial presentations on our prescription discount cards to the following eight municipalities:

West Chester, Pennsylvania	460,000 residents
Washington, Pennsylvania	205,000 residents
Montgomery, Pennsylvania	750,000 residents
Monroe County, Pennsylvania	138,000 residents
Berks County, Pennsylvania	373,000 residents
City of Scranton, Pennsylvania	145,000 residents
Broome County, New York	200,000 residents
Tioga County, New York	52,000 residents

The above municipalities have requested and received contracts and appropriate information regarding the prescription discount cards. Prior to the above municipalities, we have successfully entered into contracts with all municipalities with whom we have entered into negotiations. There can be no guarantees that this success rate will continue with the new municipalities. However, we are confident that we will be able to enter into definitive contracts with a significant number of the above municipalities.

We have begun to offer a new benefit to be included with the company’s prescription discount card. We have begun offering a nationwide vision plan, at no additional cost, to any municipality contracting with us to distribute our prescription discount card to their residents. We anticipate including the vision benefit on approximately one and a half million to two prescription discount cards by the end of 2005.

On October 5, 2005, we signed a contract with A-1 Printing of Brooklyn, NY. A-1 Printing, one of the largest privately owned producers of prepaid telephone cards, prints approximately 100 million such cards per year. The agreement authorizes A-1 Printing to attach our discount prescription card -- as a free gift -- to approximately 10 million prepaid telephone cards distributed throughout the United States. The majority of prepaid telephone cards sold are used by people residing in the United States who still have family and friends in their countries of origin. A-1 Printing currently produces prepaid phone cards in a variety of foreign languages, marketing to individuals from such areas as Latin America, India, Pakistan, the Caribbean, and various other countries.

This nationwide vision plan is accepted at nationally known vision care retail outlets such as Sears, Pearle Vision, JC Penny and Target. The plan offers our card users discounts on a wide variety of vision and eye-care products, accessories and services, with no restrictions or limitations on eyewear or types of frames from which to choose. Discounts include an average of 50% on frames, 45% to 50% on lenses and 25% to 60% on lens options. Contact lenses are 20% off and disposables are 10% off retail prices. Sunglasses and other accessories are discounted 20% off the retail price. Lasik benefits include a free exam and a discount on the service provider’s lowest advertised price.

Financing

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

In order for us to implement our business plan, we will require financing in a minimum amount of $1,000,000 to $2,000,000 during the next twelve months. To date, although we have received some financing the amounts raised were sufficient to cover overhead and expenses but additional funds will be necessary for the expansion of our business operations. If we fail to do so, our growth will continue to be curtailed and we will concentrate on increasing the volume and profitability of our existing outlets, using any surplus cash flow from operations to expand our business as quickly as such resources will support.

On August 12, 2005, the Company and Baruch Moskowitz agreed to deem that certain Stock Purchase Agreement between the Company and Mr. Moskowitz as null and void since the Agreement was not executed by Mr. Moskowitz and no consideration was paid pursuant to the terms of the Agreement. Mr. Moskowitz agreed to cancel and return to treasury the 1,800,000 shares of the Company’s common stock issued and held in escrow in accordance with the Agreement.

On August 19, 2005, we entered into a Consulting Agreement and a Financing Agreement with a private investment group pursuant to which the Company received $235,000 in consideration for the issuance of two separate convertible debentures which are convertible at $.35 per share (the “Debentures”). In addition, we entered into an agreement to issue warrants which could raise an additional $2,665,000 when the warrants are exercised. Simultaneous with the execution of the Term Sheet with Westor, the parties agreed that during the period ending October 21, 2005, we shall have the option to redeem and prepay the entire principal of the Debentures and that during this period the redemption price shall be one hundred ten percent (110%) of the principal amount redeemed. Such option has subsequently been extended to November 2, 2005. It was also agreed that we shall not be required to file a Registration Statement within the time period set forth in the Registration Rights Agreement.

In addition, in the event that the Debentures are redeemed, the Consulting Agreement between the parties shall be deemed null and void and in consideration for the cancellation of such Consulting Agreement, the funding group will be issued warrants for the purchase of an aggregate of five hundred thousand (500,000) shares of Common Stock of Comprehensive at $.30 per share. Of such amount, 100,000 shares shall have piggyback registration rights.

On September 20, 2005, the Company entered into a term sheet with Westor Capital Croup, Inc. Pursuant to the term sheet, Westor Capital Group has agreed to raise a minimum of $500,000 and a maximum of $1,500,000 for the Company by selling units consisting of 5% Convertible 18 Month Notes which are convertible at $.30 per share. In addition, for each share converted, the investors will receive one warrant with a three-year term and an exercise price of $.70 per share. The shares underlying both the convertible notes and the warrants shall have registration rights. If Westor does not raise the minimum investment called for in the Agreement by November 4, 2005, the Agreement is automatically terminated.

Results of Operations

SIX MONTHS ENDED AUGUST 31, 2005 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2004

Sales for the second quarter of fiscal year ended 2005 and 2004 were $156,360 and $101,468, respectively. The increase was due to the number of patients seen during the period and sales of some higher priced hearing aids and hearing aid products. We have refocused our marketing efforts to the medical discount cards which have not yet generated significant revenues.

Cost of sales were $134,840 and $94,934, respectively. The increase was due to the higher costs of retaining audiological personnel as well as an increase in sales and related product costs.

Selling, General and Administrative Expenses

Selling, general and administrative costs were $289,106 and $245,699, respectively. This substantial increase was due for the most part to increased marketing and promotional fees for our medical discount card programs as well as our failure of CNS, our subsidiary, to generate revenues as anticipated. This lack of revenues was mostly caused by the reconfiguration of the products which were originally intended to be marketed in the Texas and Midwest marketplace.

It should be noted, however, that with the passage of legislation of Texas in May 2005 the future revenues to be generated by CNS should potentially increase dramatically. However, we are uncertain as the time, effort and expenditures the company will be required to make available to bring these revenues to fruition.

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

We estimate that in order for us to achieve our marketing goals successfully for our Solution Card and its other related products in both New York and Texas we will require between $1,000,000 and $2,000,000. Some of these funds will have to be obtained from sources other than the anticipated cash flows from the sale of our cards in the quarter ended August 31, 2005. As noted above, under “Financing”, although we have received some financing, the amounts raised were sufficient to cover overhead and expenses but additional funds will be necessary for the expansion of our business operations.

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

On August 19, 2005, we entered into a Consulting Agreement and a Financing Agreement with a private investment group pursuant to which the Company received $235,000 in consideration for the issuance of two separate convertible debentures which are convertible at $.35 per share (the “Debentures”). In addition, we entered into an agreement to issue warrants which could raise an additional $2,665,000 when the warrants are exercised. Simultaneous with the execution of the Term Sheet with Westor, the parties agreed that during the period ending October 21, 2005, we shall have the option to redeem and prepay the entire principal of the Debentures and that during this period the redemption price shall be one hundred ten percent (110%) of the principal amount redeemed. Such option has subsequently been extended to November 2, 2005. It was also agreed that we shall not be required to file a Registration Statement within the time period set forth in the Registration Rights Agreement.

In addition, in the event that the Debentures are redeemed, the Consulting Agreement between the parties shall be deemed null and void and in consideration for the cancellation of such Consulting Agreement, the funding group will be issued warrants for the purchase of an aggregate of five hundred thousand (500,000) shares of Common Stock of Comprehensive at $.30 per share. Of such amount, 100,000 shares shall have piggyback registration rights.

On September 20, 2005, the Company entered into a term sheet with Westor Capital Croup, Inc. Pursuant to the term sheet, Westor Capital Group has agreed to raise a minimum of $500,000 and a maximum of $1,500,000 for the Company by selling units consisting of 5% Convertible 18 Month Notes which are convertible at $.30 per share. In addition, for each share converted, the investors will receive one warrant with a three-year term and an exercise price of $.70 per share. The shares underlying both the convertible notes and the warrants shall have registration rights. If Westor does not raise the minimum investment called for in the Agreement by November 4, 2005, the Agreement is automatically terminated.

.

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

On August 23, 2005, the Company filed an 8K with the SEC based on the Company entering into a Convertible Debenture for $235,000; and based on the Company declaring the Stock Purchase Agreement with Bruce Moskowitz null and void.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

By:	/s/ John H. Treglia
JOHN H. TREGLIA
Chief Executive Officer and
Chief Financial Officer

Dated:	October 24, 2005