Form 10QSB
period 2005-11-30
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2006-01-23
CIK 69623

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-QSB

___________________________

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 23, 2006, we had 15,527,109 shares of common stock outstanding, $0.10 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended February 28, 2005. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended November 30, 2005 are not necessarily indicative of results that may be expected for the year ending February 28, 2006. The financial statements are presented on the accrual basis.

2

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

(f/k/a NANTUCKET INDUSTRIES, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2005

(Unaudited)

TABLE OF CONTENTS

Page

Consolidated Balance Sheet	F- 2

Consolidated Statements of Operations	F- 3

Consolidated Statements of Cash Flows	F- 4

Notes to the Consolidated Financial Statements	F- 5

Comprehensive Healthcare Solutions ,Inc. and Subsidiaries
(f/k/a Nantucket Industries, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheet

November 30, 2005
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$136,979
Accounts receivable, net	46,493
Other current assets	11,067

Total current assets	194,539

Property and equipment, net	44,893
Other assets, net
Goodwill	176,975
Intangible assets	613,338

Total Assets	$1,029,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,061
Convertible debt, current	35,000

Total Current Liabilities	204,061
Revolving line of credit	30,000
Convertible debt, long term	533,253
Due to related parties	101,500
Other liabilities	19,821

Total Liabilities	888,635

Stockholders’ equity:
Common stock, $.10 par value: 50,000,000
shares, 14,155,598 shares issued	637,960
Additional paid-in capital	2,295,021
Deferred stock-based consulting	(488,824)
Accumulated deficit	(2,303,047)
Total stockholders’ equity	141,110

Total Liabilities and Stockholders’ Equity	$1,029,745

See the accompanying notes to the financial statements

Comprehensive Healthcare Solutins, Inc. and Subsidiaries
(f/k/a Nantucket Industries, Inc. and Subsidiaries)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended November 30, 2005 and 2004

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$130,612	$135,510	$424,399	$352,457
Cost of sales	128,206	100,824	378,368	267,670

Gross profit	2,406	34,686	46,031	84,787

Selling, general and administrative expenses	434,213	322,293	965,336	826,921

Loss from operations	(431,807)	(287,607)	(919,305)	(742,134)

Other expense:
Interest expense	259,443	207	264,092	2,434

Total other expense	259,443	207	264,092	2,434

Loss before income taxes	(691,250)	(287,814)	(1,183,397)	(744,568)

Income taxes	-	-	-	-

Net loss	$(691,250)	$(287,814)	$(1,183,397)	$(744,568)

Loss per share - basic and diluted	(0.05)	(0.02)	(0.09)	(0.06)
Weighted average shares outstanding -	13,505,478	12,855,167	13,505,478	12,855,167
basic and diluted

See the accompanying notes to the financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
(f/k/a Nantucket Industries, Inc. and Subsidiaries)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended November 30, 2005 and 2004

	Nine Months	Nine Months
	Ended	Ended
	November 30, 2005	November 30, 2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,183,397)	$(744,568)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for bad debt	(25,000)	-
Depreciation and amortization	34,940	29,563
Non cash operating activities	395,383	-
Deferred stock-based consulting	195,217	-
Decrease (increase) in assets:
Accounts receivable	27,395	3,048
Inventories	-	4,825
Prepaid expenses	-	48,075
Accounts payable	(44,142)	-
Net cash used by operating activities	(599,604)	(659,057)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,550)	(12,789)
Purchases of intangible assets	-	(276,179)
Net cash used by investing activities	(1,550)	(288,968)

Cash Flows from Financing Activities
Common stock issued	10,000	845,525
Proceeds from debenture	430,000	-
Payment on capital lease	-	(1,467)
Proceeds from loans	281,000	-
Net cash provided by financing activities	721,000	844,058

Net increase (decrease) in cash and cash equivalents	119,846	(103,967)
Cash and cash equivalents, beginning of the period	17,133	172,429
Cash and cash equivalents, end of the period	$136,979	$68,462

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,092	$4,071
Income taxes	$-	$-

Non-cash Investing and Financing activities
Stock issued for consulting agreements	$262,500	$-

See the accompanying notes to the financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries

(f/k/a Nantucket Industries, Inc. and Subsidiaries)

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended November 30, 2005 and 2004

NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries), (the “Company”) is engaged in the business of selling and distributing hearing aids and providing the related audiological services. In addition, the Company is currently marketing and distributing medical discount cards to municipalities and various private sector organizations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of November 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended February 29, 2005.

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

Beneficial Conversion Feature in Debentures

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued several debentures and a beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

NOTE 3 – CONVERTIBLE DEBT

On November 28, 2005, the Company issued three 3-year, 5% Convertible Debentures (“Debentures”) in the total principal amount of $145,000 for the sole purpose of funding ongoing operations. The holders of the Debentures have the right to convert any outstanding and unpaid principal portion of the Debentures and accrued interest into shares of common stock. The number of shares of common stock issuable upon a conversion shall be determined by the quotient obtained by dividing the outstanding principal amount of the Debentures to be converted by a conversion price of $0.25 per share. Interest on the Debenture shall accrue from the date of issuance at a rate per annum of 5% and shall be payable quarterly in arrears, commencing on March 1, 2006 on the first day of each third calendar month thereafter and on the maturity date. The holders agree that on May 29, 2007, they shall elect to convert the outstanding principal and interest to equity.

The company recorded a Discount on Convertible Debt (“Discount”) of $87,000 for the value of a beneficial conversion feature inherent in the Debentures. This Discount was recorded as interest expense in the accompanying statement of operations at the date of issuance because the debt is convertible at the date of issuance.

NOTE 4. SUBSEQUENT EVENTS

Effective December 15, 2005, pursuant to a Settlement Agreement and Release entered into between the Company and David and Pamala Streilein we agreed to return of the shares of Comprehensive Network Solutions, Inc. in consideration for the Streileins agreeing to the cancellation of their employment agreements with the Company as well as to forgive all salary past due and any future salary due under their employment agreements except as specifically set forth herein. The Company also agreed to pay a total of $7,000.00 in settlement of salary due and outstanding to the Settlement parties as well as $5,000.00 to CNS for expenses incurred during September and October. Such total amount of $12,000 will be payable in six (6) equal monthly installments of $2,000.00 commencing December 1, 2005. Pursuant to same, the Company will incur a net loss of $700,000 during this quarter based on the transfer of the CNS shares.

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

The Company

Directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., we are in the business of distributing and dispensing custom hearing aids. Both subsidiaries changed the focus of their marketing to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. The hearing aid industry is competitively changing at a rapid pace. As a result management decided to identify additional business opportunities for substantial growth in various portions of the medical industry. Based on marketing research, management redirected its focus towards the 44 million plus uninsured and underinsured people throughout the United States.

To position ourselves to take advantage of this huge market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the CNS shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Based on this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. This acquisition has positioned us to take full advantage of the opportunity to become a major player providing access to discounted health care provider networks and services (see subsequent events).

Currently, our net sales  refer to transaction fees generated from our prescription discount cards as well as the sales of chiro-care and dental vision cards. A major portion of our net sales were generated by fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiology revenues have represented reimbursement from Medicare, Medicaid and third party payors. Generally, reimbursement from these parties can take as long as 60 to 120 days. With the implementation of the billing of Medicare payers on-line we have recognized a shorter time of reimbursement from 90 days to approximately 60 days. Medicaid reimbursements can only be billed with various paper submissions which are mailed on a weekly basis. As a result, Medicaid payments, which constitute approximately 40% of our reimbursement will continue to take 60 to 90 days to be realized.

Management had anticipated a growth in revenues resulting from the prior acquisition of the audiology practice of Park Avenue. This has not come to fruition. We believe that this was caused in part by our inability to attract additional audiologists on a timely basis and insufficient working capital. Also the decreases in reimbursement rates from both Medicare and Medicaid impacted the amounts of revenues received. To counteract these reductions, management began  new marketing efforts with the nursing homes currently contracted with us as a result of the agreement with Park Avenue as well as additional facilities who we believe could avail themselves of our audiological services. The contract and its addendum calls for the nursing home to pay us directly at hourly rates for the testing of their residents. To date, we have received positive feedback to the new contract. However, we can provide no assurances that this contract will be profitable in the future. In addition to the revenues we currently generate from our audiological services, management believes that revenues will increase in future periods as a result of increased distribution and marketing of our  medical discount cards as set forth herein.

The acquisition of CNS allowed us to utilize the resources of both companies to enter the health benefit market with consumer choice products for individuals, employers, associations, unions and political subdivisions. Our current business plan focuses on marketing health care benefits that enable the prospective clients to choose appropriate providers and financial arrangements that best meet their individual needs. CNS was primarily in the business of marketing chiro-care discount cards. Utilizing the experience of CNS management in the medical care discount card arena we were able to develop a marketing plan to sell and distribute medical care discount cards with a more inclusive group of prescription and medical coverage. This was additionally facilitated by the contacts already developed and in place by CNS management and marketing team. Since CNS did not achieve the anticipated sales, revenue or profitability we anticipated, we recently made the decision to divest our interest in this entity in order to lower our expenses. (see subsequent event).

During the last nine months we have continued to expand our product line with additional benefits and alternative benefit funding options. These new expanded products are being offered to individuals and small employers; and customized private label versions of the products through its broker and consultant relationships to municipalities, charitable organizations, associations, unions, political subdivisions and large employers. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured through existing traditional defined benefit health plans.

Medical Discount Card Product and Marketing

We now focus on specialty health benefits products, including, but not limited to three levels of provider networks. We have been and will continue to work on expanding our product with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business, we   changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect our marketing of “The Solution Card”. Both Comprehensive Healthcare Solutions and The Solution Card were trademarked by us for further protection for our new business operations. These  expanded products are currently being offered to  municipalities, charitable organizations, employers, fraternal organizations, union benefit funds, business associations, insurance companies, and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured. These expanded products are also being offered to groups set forth above whose medical care costs are covered through existing traditional defined benefit health plans and have experienced large percentage increases in premiums as well as shrinking coverage and higher deductibles. The range of discounts on the medical services and products with the Solution Card family of products is between 10% and 60% with an overall average savings of 22% to 28%.

Management believes the core of our back office and fulfillment needs were met with the finalization of a joint venture agreement with Alliance HealthCard, Inc. (symbol: ALHC.OB) on December 18, 2004. Alliance HealthCard, Inc. creates, markets and distributes membership discount savings programs to predominantly underserved markets, where individuals have either limited or no health benefits. These programs allow members to obtain substantial discounts in 16 areas of health care services including physician visits, hospital stays, pharmacy, dental, vision, patient advocacy and alternative medicine among others. The company offers third-party organizations self-branded or private-label healthcare discount savings programs through its existing provider network agreements and systems. Founded in 1998 by health care and finance experts, Alliance HealthCard, Inc. now provides access to a network of over 600,000 healthcare professionals for the over 800,000 individuals covered by the Alliance HealthCard, Inc. Alliance HealthCard, Inc. is based in Norcross, GA and its website is www.alliancehealthcare.com.

In February 2005, Comprehensive Alliance Group, Inc., the joint venture we formed with Alliance, finalized an agreement with Financial Independence Company Insurance Services (FICIS) of Woodland Hills, California. FICIS is on the of the ten largest employee benefit brokerage firms in the State of California and has a nationwide representation. The agreement is for the distribution of health discount cards by FICIS to various Cendant franchisees, their employees and associates. These discount cards will offer to the Cendant Group and other FICIS clients a choice of affordable and convenient health care options nationwide. A recent U.S. Census bureau survey reported that approximately 44.3 million Americans do not have health insurance coverage.

The Comprehensive Alliance Group brings to FICIS its packaging of health care discount arrangements through premier preferred provider networks. As a result of Alliance Healthcard’s combined successful 6 years experience in packaging discount programs, FICIS has chosen to integrate these capabilities into their offering of health benefit services to the Cendant Group of companies as well as other FICIS clients via its contract with Comprehensive Alliance Group. A preliminary offering of discount card products took place during February 2005 at the Cendant Real Estate Services conference that included all of the Cendant franchise real estate agencies including Cendant Mobility, Cendant Mortgage, Cendant Settlement Services, Coldwell Banker Commercial, ERA, NRT and Century 21 agencies. The above agencies represent over 500,000 franchisees, sales associates and employees.

Management expected these venues to begin to generate revenues by the quarter ending August 30, 2005. Although some revenues have already been generated as a result of this relationship, the full extent of the benefit of these organizations having our discount cards have yet to meet our anticipated revenues stream. This was a result of the cards not being printed and distributed by FICIS as originally intended. An appropriate plan of marketing and distribution was reformulated and the cards were subsequently printed in December 2005. This revised plan currently calls for the direct mail of over 500,000 prescription discount cards to three of the Cendant Real Estate Franchisees: Coldwell Banker, Century 21 and ERA by the end of January 2006. Each card is private labeled with the logo of each franchise as a “Choice RX” prescription discount card. We believe that we will begin to initially realize expanded revenues from these cards by the end of the quarter ending May 30, 2006.

Prescription Discount Cards

We will derive revenues from the distribution and utilization of our prescription discount card as well as those private labeled for the various municipalities and organizations. We receive a transaction fee every time a prescription discount card is used by a cardholder to fill an eligible prescription. Our fee is generated on approximately 85% of the prescription drugs utilized. Management believes that between 10% and 15% of the total population of the cards distributed will be utilized on a regular monthly basis by the cardholder and their families. These are estimates derived by our management and there are no guarantees that we will meets these expectations. This utilization estimate is based on the demographics on the areas where we are focusing our marketing and distribution efforts. These demographics include municipalities and charitable foundations with high percentages of uninsured and underinsured populations. These groups are prime candidates to utilize the prescription discount cards and therefore benefit by obtaining discounts averaging 22% to 28% of the purchase price of the prescription drugs purchased.

Although we do not sell insured plans the discounts realized by its members through our programs typically range from 10% to 75% off providers’ usual and customary fees. In general, the overall average discounted fee is between 22% and 28%. Our programs require members to pay the provider at the time of service, thereby eliminating the need for any insurance claims filing. These discounts, which are similar to managed care discounts, typically save the individual more than the cost of the program itself.

Membership Service Programs

As part of our marketing program, we are offering memberships to municipalities, charitable foundations, large employers, unions, union benefits funds, associations and insurance companies. Cardholders will be offered discounts for products and services ranging from 10% to 75% depending on the area of coverage and the specific procedures, with an average discounted fee of between 22% and 28%.

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

Municipalities

In April 2005, we signed our first agreement with a municipal government, Luzerne County, Pennsylvania. In May 2005, we delivered over 300,000 Luzerne County private labeled discount prescription cards to Luzerne County’s Commissioners Offices for distribution to its residents. The agreement calls for Luzerne County to share in a portion of the revenues generated by the utilization of the discount prescription cards by its residents. As a result of the county’s inability to adequately disseminate these cards to its residents, we met with the county officials to reformulate a more reliable method of distribution. The original plan called for the county to distribute cards to various municipal officers within the county for distribution to the local residents. This was accomplished but not to the degree of distribution originally anticipated. As part of the revised plan, the county agreed to mail these cards to its residents utilizing a mailing list provided by us to the county. The mailing list provided was broken down demographically to residents 40-90 years old with incomes of $15,000 or more annually. This program began is anticipated to begin January 25, 2006 with the direct mailing of approximately 70,000 cards to county households which we believe will cover a major percentage of the 300,000 plus county residents. The county has also provided its residents access to card utilization information including a list of providers as well as phone contact information on its website at www.luzernecounty.org. The county will be adding to the website a list of locations where the Luzerne county private labeled prescription discount cards may be picked up by residents. We believe that this joint effort by us and the county will help to ensure that the Luzerne county discount cards will be distributed in simple and efficient manner for county households to receive and utilize the cards. It is our intention to reinforce this distribution program with newspaper ads and promotional assistance from the county. We believe that this will increase the current revenue streams from utilization of these cards since the demographic statistics from Luzerne county are that they are approximately 26-30% of the residents uninsured and an additional 10-12% either underinsured or with no prescription drug benefits.

On July 13, 2005, the commissioners of Lehigh County, Pennsylvania approved commissioner’s bill #2005-68 approving a professional services agreement with the Company to provide prescription discount cards to the approximate 310,000 residents of the county. The county and the company worked together to have as many of the prescription discount cards distributed subsequent to the delivery date of August 15, 2005. The Company initially printed 350,000 of the Lehigh County’s private labeled prescription discount cards at the county’s request, and the cards were delivered to the county on August 15, 2005. The initial distribution commenced at the Lehigh County Fair on August 30, 2005 with a press conference and kick-off including the county adding information about the discount cards on its website at www.lehighcounty.org. The website now includes information regarding utilization, provider look up, telephone contact information, and a list of the sites where the card can be picked up in person by its residents. The county had also indicated that it had invited approximately 35 organizations within the county to participate in making available the prescription discount cards. Some of these organizations included the Lehigh County Medical Society, Lehigh County Aging/Adult Services Offices, Lehigh County Human Resources Offices as well as other service and religious organizations throughout the county. The county indicated that it would be in the best interest of its residents, the county, and us to use all efforts to distribute as many cards as soon as possible. A substantial portion of this distribution took place in the months of October and November 2005. Currently, the county has distributed its private labeled prescription discount cards to approximately 280 locations for residents to be able to pick up the Lehigh county private labeled prescription discount cards. The card has begun to be utilized and the number of cards being utilized on a monthly basis continues to increase. Although we anticipate this utilization to increase we have commenced discussions with the county to supplement distribution via a direct mailing to all county households and believe that the direct mail program will begin in February 2006.

On September 15, 2005, we signed a contract with Carbon County, Pennsylvania, to deliver approximately 75,000 private labeled Carbon County prescription discount cards to the county’s residents. We fulfilled the contract through the delivery of the county’s private labeled prescription discount cards on October 13, 2005. The initial distribution of the cards began October 13, 2005 at a senior citizen fair within the county which was attended by approximately 2,500 senior citizens and resulted in the distribution of in excess of 2,000 cards on that day. We were notified by the county commissioners that a distribution of the discount cards throughout the county to its municipal offices, county aging and adult services offices, human resource offices, religious organizations, and other venues would begin in late October, 2005. In order to help insure distribution to each household we intend to implement a direct mail program with the cooperation of the county. This program has not yet been formalizes with the county but we are currently working toward that end with county officials. The county has also included information about the utilization of these cards, provider lookup, sites where the cards are available and telephone contact information on its website at www.carboncounty.com/services.htm.

On September 29, 2005, we executed a contract with Schuylkill County, Pennsylvania to deliver 165,000 Schuylkill County private labeled prescription discount cards to the county by the beginning of November. The county commissioners indicated to us at that time that a distribution of the discount cards would begin to take place in November 2005 throughout the county to its municipal offices, county aging and adult services offices, human resource offices, religious organizations, and other venues. The county commissioners have also indicated to us that they would arrange a press conference including television and newspaper coverage of the delivery of the cards to aid in the notification to its residents of the cards availability and of the places of distribution. This planned distribution did not take place and the cards were not printed. Similar to our experiences in Carbon County, we faced difficulty in coordinating distribution of the cards during county elections as well as the planning of year-end fiscal requirements for the new year by county officials. We worked with the prior and continued to work with new county administrators in the first two weeks of January and cards are currently ordered and will be printed for anticipated distribution by the middle of February 2006. We also anticipate using the county’s network of distribution as well as direct mail programs to all county households as done in other counties. We anticipate the county’s website will be constructed to allow for provider lookup, utilization information, telephone contact information and sites where the cards are available for pick up. We are currently working with the county to this end.

As with many of the municipalities, both elected officials, appointed county officials and municipal employees are involved in campaigning for November elections and in many instances a revision of the base of elected officials hampered decisions being made within the time frames originally prescribed. We are currently realizing a minimal revenue stream resulting from the cards successfully distributed and anticipate that additional cards will be distributed during January and February 2006 to residents of all of the counties set forth above.

We have previously disclosed that we have made presentations regarding our prescription discount cards to approximately eight other municipalities in Pennsylvania and New York. Although these counties had requested and received contracts as well as information on the cards and we have been in contact with these counties we have not finalized contracts with these counties. Most counties continue to express interest in proceeding. We will continue to negotiate with these counties during the early part of 2006 and believe that we can be successful in signing contracts with some of the following counties and municipalities in Pennsylvania and New York:

West Chester, Pennsylvania	460,000 residents
Washington, Pennsylvania	205,000 residents
Montgomery, Pennsylvania	750,000 residents
Monroe County, Pennsylvania	138,00 residents
Berks County, Pennsylvania	373,000 residents
City of Scranton, Pennsylvania	145,000 residents
Broome County, New York	200,000 residents
Tioga County, New York	52,000 residents

Subsequent Events

On October 5, 2005, we signed a contract with A-1 Printing of Brooklyn, NY. A-1 Printing, one of the largest privately owned producers of prepaid telephone cards and prints approximately 100 million such cards per year. The agreement authorizes A-1Printing to attach our discount prescription card -- as a free gift -- to approximately 10 million prepaid telephone cards distributed throughout the United States. There will be no charge or cost to us for printing and distribution and the contract calls for revenues sharing between us and A-1. The majority of prepaid telephone cards sold are used by people residing in the United States who still have family and friends in their countries of origin. A-1Printing currently produces prepaid phone cards in a variety of foreign languages, marketing to individuals from such areas as Latin America, India, Pakistan, the Caribbean, and various other countries. A-1 began implementing this contract in November 2005 and to date has printed and distributed approximately 250,000 discount cards as part of their prepaid telephone card program. Although we do not believe that this program will materially impact our revenue stream and profitability at the current time it is our belief that as a larger number of cards are printed and distributed that additional revenues will be recognized although not at the same utilization rate as other current distribution venues.

We previously disclosed the offering of a new benefit to be included with the company’s prescription discount card. It was intended that we would begin offering a nationwide vision plan, at no additional cost, to any municipality contracting with us to distribute our prescription discount card to their residents. We anticipated including the vision benefit on approximately one and a half million to two prescription discount cards by the end of 2005, however, this did not occur because upon reviewing the benefit we became concerned about the business efficacy of including an additional free benefit as part of our prescription discount card program. When management reaches a comfort level as to the operation of the vision program it is anticipated that we may begin to either include this benefit in future prescription discount cards or market the program separately.

Since this nationwide vision plan is accepted at nationally known vision care retail outlets such as Sears, Pearle Vision, JC Penny and Target management believes that the marketing of this vision program would enhance the salability of our other discount card programs. The plan would offer card users discounts on a wide variety of vision and eye-care products, accessories and services, with no restrictions or limitations on eyewear or types of frames from which to choose. Discounts include an average of 50% on frames, 45% to 50% on lenses and 25% to 60% on lens options. Contact lenses are 20% off and disposables are 10% off retail prices. Sunglasses and other accessories are discounted 20% off the retail price. Lasik benefits include a free exam and a discount on the service provider’s lowest advertised price. The company has not yet determined how we will offer this potentially valuable plan to our card members.

On November 15, 2005, we signed a contract with Follieri Group LLC (www.thefollierigroup.com) which is a consultant for the Catholic Church in North America. This contract will allow us to distribute customized private labeled prescription discount cards, through The Follieri Foundation, to the approximately 67+ million parishioners of the many archdioceses throughout the United States. Through this relationship, we anticipate a potential distribution of in excess of 5 million cards to parishioners over the next 12 months. The Follieri Foundation is responsible for providing funds and guidance to projects such as senior housing and day care centers. We intend to commence our distribution with the archdioceses of Louisiana, Mississippi, Alabama and other regions impacted by the recent natural disasters, as well as other heavily populated metropolitan areas. We believe that this relationship should result in the distribution of millions more of our prescription discount cards to parishioners throughout the United States over the next few years.

Through the Follieri Foundation, on January 11 and 12, 2006, we met along with the director of this program for the Follieri Foundation the administrators of the following five organizations located in Louisiana:

1.	Catholic Community Services which is the Catholic charities agency of the Diocese of Baton Rouge;
2.	Covenant House of New Orleans;
3.	Archdiocese of Baton Rouge Development Organization;
4.	Archdiocese Development Organization; and
5.	Louisiana Knights of Columbus.

The purpose of these meetings was to determine the needs of the members of each these organizations and the most efficient and expedient methods of distributing the Follieri discount prescription card to as many of these participants as possible within a short period of time. The need for the Follieri prescription discount cards has been exacerbated by the natural disasters in the area in the last six months. We have not yet calculated the approximate number of cards that will be distributed with these organizations but the Follieri Foundation intends to begin to determine a method to distribute these cards in an attempt to have them delivered to as many people as possible by the end of February 2006. In order to accommodate  the Foundation need we have ordered an initial printing of  300,000 Follieri Foundation private label prescription discount cards.

Effective December 15, 2006, we entered into a settlement agreement with David and Pamala Streilein in which we agreed to divest our interest in Comprehensive Network Solutions, Inc. (“CNS”) Pursuant to the settlement agreement, we agreed to return our shares of CNS to the Streileins in consideration for the cancellation of the Streileins’ employment agreements with us as well as to forgive all salary past due and any future salary due under their employment agreements. CNS failed to provide the projected sales or revenues that we had anticipated upon execution of the agreement to acquire this entity. Although this acquisition allowed us entry into the discount card marketplace, the expense of operating CNS and paying the employments agreement no longer justified the potential benefits to us, when and if, CNS commences generating projected revenues. Although the prospects for CNS to reach significant revenues and profitability as a result of the State of Texas passing House Bill #7, which reformed workers compensation in Texas, by review of potential revenues and continuing escalating expenses management determined that it could not adequately fund these operations until the anticipated revenue to be generated between June and September 2006 would be achieved. Although this transaction will negatively impact our balance sheet to the extent of the original purchase as well as in excess of $300,000 loaned to cover ongoing expenses, we still firmly believe that removing an additional burden of approximately $15,00-$18,000 a month from our cash flow would benefit us in the long run. We believe it is in our best interests to utilize all available funds to expand and implement the current prescriptions and discount card programs being marketed by us.

Financing

We believe that our success will be largely dependent upon our ability to raise capital and then use such funds to:

*	Expand our marketing presence to other municipalities, charitable organizations, unions, fraternal organizations, religious organizations and other large employer groups;
*	To cover the costs of production and distribution of our anticipated additional 5,000,000-750,000,000 cards to be sold and or distributed in the next 12-18 months
*	To hire additional marketing, administrative and service personnel;
*	To increase awareness of our medical discount cards at various trade shows;

In order for us to implement our business plan, we believe will require financing in a minimum amount of $750,000 to $1,500,000 during the next twelve months. To date, although we have received some financing the amounts raised were sufficient to cover overhead and expenses but additional funds will be necessary for the expansion of our business operations. If we fail to do so, our growth will continue to be curtailed and we will concentrate on increasing the volume and profitability of our existing outlets, using any surplus cash flow from operations to expand our business as quickly as such resources will support.

On August 19, 2005, we entered into a Consulting Agreement and a Financing Agreement with Comprehensive Associates, LLC, a private investment group, pursuant to which we received $235,000 in consideration for the issuance of two separate convertible debentures which are convertible at $.35 per share. In addition, we entered into an agreement to issue warrants which could raise an additional $2,665,000 if and when the warrants are exercised.

On September 20, 2005, we entered into a term sheet with Westor Capital Croup, Inc. Pursuant to the term sheet, Westor Capital Group agreed to raise a minimum of $500,000 and a maximum of $1,500,000 for us by selling units consisting of 5% Convertible 18 Month Notes which are convertible at $.30 per share. In addition, for each share converted, the investors will receive one warrant with a three-year term and an exercise price of $.70 per share. The shares underlying both the convertible notes and the warrants shall have registration rights. The agreement would be terminated if Westor did not raise the minimum investment called for in the agreement by November 4, 2005.

Simultaneous with the execution of this Term Sheet, we signed a redemption agreement with Comprehensive Associates, LLC which provided us with our initial funding in August 2005. Pursuant to this agreement, both parties agreed that during the period ending October 21, 2005, we had the option to redeem and prepay the entire principal of the Debentures for one hundred ten percent (110%) of the principal amount redeemed. Such option was subsequently extended to November 2, 2005. It was also agreed that we would not be required to file a Registration Statement within the time period set forth in the Registration Rights Agreement. In addition, in the event that the Debentures are redeemed, the Consulting Agreement between the parties would be deemed null and void and in consideration for the cancellation of such Consulting Agreement, the funding group would be issued warrants for the purchase of an aggregate of five hundred thousand (500,000) shares of our common stock at $.30 per share.

As of November 28, 2005, Westor had raised a total of $145,000 and therefore we agreed to provide Westor with an extension on the term sheet to allow Westor until December 15, 2005 to raise the balance of the funds. Pursuant to the extension the parties agrees that they would immediate close on the initial $145,000 subject to Westor’s placement agent fees and escrow fees so that we received a net total of $123,630.00 from the funding. It was further agreed that in the event that Westor raised the full $500,000 by no later than December 15, 2005, then all other terms and conditions set forth in the Term Sheet will be effective including the receipt of all commissions, fees and other expenses as set forth in the Term Sheet. We also agreed that if Westor raised the full $500,000 in a timely manner, then we would redeem the funding with Comprehensive Associates LLC subject to the terms set forth above and we agreed to file the SB-2 Registration Statement to register the shares in the funding transaction within forty-five (45) days from the initial closing or January 15, 2006. It was agreed that if Westor was unable to raise the full $500,000 by December 15, 2005, the terms set forth in the Term Sheet and Transaction Documents would remain in effect except we would be permitted to register the shares and warrants owed pursuant to the funding with Comprehensive Associates, LLC as part of the SB-2 Registration Statement and we would be permitted to undertake additional equity financings when the SB-2 Registration Statement is deemed effective by the SEC. This agreement was subsequently extended until December 31, 2005.

We did not receive the balance of the funds from Westor and the agreement was terminated. However, pursuant to the term sheet with Westor, we were required to file an SB-2 Registration Statement by January 15, 2006. We did not file the Registration Statement by January 15, 2006 and therefore are in breach of this agreement. In addition, pursuant to our original funding agreement and subsequent redemption agreement with Comprehensive Associates, LLC we were also required to file a registration statement and therefore we are also in breach of this agreement.

On September 29,2005, Comprehensive Associates, LLC loaned us $28,000 to be utilized for the printing of cards. Our agreement calls for revenue sharing on all of the cards printed as a result of the utilization of these funds. As well as a nominal rate of interest.

Results of Operations

NINE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2004

Sales for the third quarter of fiscal year ended 2005 and 2004 were $130,612 and $135,510, respectively. The increase was due to the number of patients seen during the period and sales of some higher priced hearing aids and hearing aid products. We have refocused our marketing efforts to the medical discount cards which have not yet generated significant revenues.

Cost of sales were $128,206 and $100,824, respectively. The increase was due to the higher costs of retaining audiological personnel as well as an increase in sales and related product costs.

Selling, General and Administrative Expenses

Selling, general and administrative costs were $434,213 and $322,293, respectively. This substantial increase was due for the most part to increased marketing and promotional fees for our medical discount card programs as well as our failure of CNS, our subsidiary, to generate revenues as anticipated. This lack of revenues was mostly caused by the reconfiguration of the products which were originally intended to be marketed in the Texas and Midwest marketplace.

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent. The audiology portion of the company, utilizing the current sales level should generate sufficient working capital to finance its current operations, but not enough to expand its scope of business activities.

We estimate that in order for us to achieve our marketing goals successfully for our Solution Card and its other related products we will require between $750,000 and $1,500,000. Some of these funds will have to be obtained from sources other than the anticipated cash flows from the sale of our cards in the quarter ended February 28, 2006. As noted above, under “Financing”, although we have received some financing, the amounts raised were sufficient to cover overhead and expenses but additional funds will be necessary for the expansion of our business operations.

On August 19, 2005, we entered into a Consulting Agreement and a Financing Agreement with a Comprehensive Associates, LLC, a private investment group, pursuant to which we received $217,294.52 net of legal expenses an other related fees, in consideration for the issuance of two separate convertible debentures of $35,000 and $200,00 which are convertible at $.35 per share. In addition, we entered into an agreement to issue warrants which could raise an additional $2,665,000 if and when the warrants are exercised.

On September 20, 2005, we entered into a term sheet with Westor Capital Croup, Inc. Pursuant to the term sheet, Westor Capital Group has agreed to raise a minimum of $500,000 and a maximum of $1,500,000 for us by selling units consisting of 5% Convertible 18 Month Notes which are convertible at $.30 per share. In addition, for each share converted, the investors will receive one warrant with a three-year term and an exercise price of $.70 per share. The shares underlying both the convertible notes and the warrants shall have registration rights. The agreement would be terminated if Westor did not raise the minimum investment called for in the agreement by November 4, 2005.

As of November 28, 2005, Westor had raised a total of $145,000 and therefore we agreed to provide Westor with an extension on the term sheet to allow Westor until December 15, 2005 to raise the balance of the funds. Pursuant to the extension the parties agrees that they would immediate close on the initial $145,000 subject to Westor’s placement agent fees and escrow fees. It was further agreed that in the event that Westor raised the full $500,000 by no later than December 15, 2005, then all other terms and conditions set forth in the Term Sheet will be effective including the receipt of all commissions, fees and other expenses as set forth in the Term Sheet. We also agreed that if Westor raised the full $500,000 in a timely manner, then we would redeem the funding with Comprehensive Associates LLC subject to the terms set forth above and we agreed to file the SB-2 Registration Statement to register the shares in the funding transaction within forty-five (45) days from the initial closing or January 15, 2006. It was agreed that if Westor was unable to raise the full $500,000 by December 15, 2005, the terms set forth in the Term Sheet and Transaction Documents would remain in effect except we would be permitted to register the shares and warrants owed pursuant to the funding with Comprehensive Associates, LLC as part of the SB-2 Registration Statement and we would be permitted to undertake additional equity financings when the SB-2 Registration Statement is deemed effective by the SEC.

Although the capital markets have a perceived improvement, we are cautiously optimistic of our abilities to achieve our goals of raising the capital we need to expand. Along these lines we are actively pursuing potential businesses alliances with privately held businesses in like and or compatible industries. We believe that the addition of both sales volume growth and profitability will greatly assist us in raising additional capital.

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

By:	/s/ John H. Treglia
JOHN H. TREGLIA
Chief Executive Officer and
Chief Financial Officer

Dated:	January 23, 2006