Form 10KSB
period 2006-02-28
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2006-06-13
CIK 69623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________________

FORM 10-KSB

________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of June 13, 2006, based on the average bid and asked price of the Common Stock on the NASD OTC Bulletin Board on said date was $1,112,535.

As of June 13, 2006, the Registrant had outstanding 15,365,598 shares of common stock.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS

Page #

PART I

Business	1
Properties	13
Legal Proceedings	14
Submission of Matters to a Vote of Security Holders	14

PART II

Market for registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities	15

Management’s Discussion and Analysis of financial Condition and

Results of Operations	15

Quantitative and Qualitative Disclosures about Market Risk	22

Financial Statements and Supplementary Data	23 - 35

Changes in Disagreements with Accountants on Accounting and

Financial Disclosure	36

Controls and Procedures	36

PART III

Directors and Executive Officers of the Registrant	37
Executive Compensation	37
Security Ownership of Certain Beneficial Owners and Management	38
Certain Relationships and Related Transaction	39
Principal Accounting Fees and Services	40

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K	40

SIGNATURES	41
Exhibits

ITEM 1. BUSINESS

The Company

Directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., we are in the business of audiological services. Both subsidiaries changed the focus of their marketing to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. The hearing aid industry is competitively changing at a rapid pace and marketing of these services and competing with organizations with stronger capital availability is becoming more difficult. As a result management decided to identify additional business opportunities for substantial growth in various portions of the medical industry. Based on marketing research, management redirected its focus towards the 44 million plus uninsured and underinsured people throughout the United States.

A major portion of our net sales were generated by fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiological service revenue has represented reimbursement from Medicare, Medicaid and third party payers. Generally, reimbursement from these parties can take as long as 60 to 120 days. With the implementation of the billing of Medicare payers on-line we have recognized a shorter time of reimbursement from 90 days to approximately 60 days. Medicaid reimbursements can only be billed with various paper submissions which are mailed on a weekly basis. As a result, Medicaid payments, which constitute approximately 30% of our reimbursements, will continue to take 60 to 90 days to be realized. Currently, sales generated from our prescription discount cards as well as the sales of dental/vision and gold cards have not yet reached management’s expectations.

Management had anticipated a growth in revenue resulting from the prior acquisition of the audiology practice of Park Avenue. This did not come to fruition. We believe that this was caused in part by our inability to attract additional audiologists on a timely basis and insufficient working capital. Also the decreases in reimbursement rates from both Medicare and Medicaid impacted the amounts of revenue received. To counteract these reductions, management began  new marketing efforts with the nursing homes currently contracted with us as a result of the agreement with Park Avenue as well as additional facilities who we believed would avail themselves of our audiological services. The contract and its addendum called for the nursing home to pay us directly at hourly rates for the testing of their residents. Although we received positive feedback to the new contract we could not determine that this contract would be profitable in the future. Therefore, we made the decision in February 2006 to no longer service nursing home patients on site.

In addition to the revenue we currently generate from our audiological services, management believes that revenue will increase in future periods as a result of increased distribution and marketing of our medical discount cards as set forth herein.

To position ourselves to take advantage of this huge market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 275,000 restricted shares of our common stock to the CNS shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Based on this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. This acquisition positioned us to take full advantage of the opportunity to become a major player providing access to discounted health care provider networks and services.

Medical Discount Card Product and Marketing

The acquisition of CNS allowed us to utilize the resources of both companies to enter the health benefit market with consumer choice products for individuals, employers, associations, unions and political subdivisions. Our current business plan focuses on marketing health care benefits that enable the prospective clients to choose appropriate providers and financial arrangements that best meet their individual needs. CNS was primarily in the business of marketing chiro-care discount cards. Utilizing the experience of CNS management in the medical care discount card arena we were able to develop a marketing plan to sell and distribute medical care discount cards with a more inclusive group of prescription and medical coverage. This was additionally facilitated by the contacts already developed and in place by CNS management and marketing team. Since CNS did not achieve the anticipated sales, revenue or profitability we anticipated at the time CNS was acquired, we made the decision to divest our interest in this entity in order to significantly lower our operating expenses by eliminating the costs of maintaining the CNS operations which generated only minimal revenue.

In November, 2005, we entered into a settlement agreement with David and Pamala Streilein in which we agreed to divest our interest in Comprehensive Network Solutions, Inc. (“CNS”). Although the agreement closed in November 2005 and all business and relationships ended at such time, the agreement was effective on December 15, 2005. Pursuant to the settlement agreement, we agreed to return our shares of CNS to the Streileins in consideration for the cancellation of the Streileins’ employment agreements with us as well as to forgive all salary past due and any future salary due under their employment agreements. CNS failed to provide the projected sales or revenue that we had anticipated upon execution of the agreement to acquire this entity. Although this acquisition allowed us entry into the discount card marketplace, the expense of operating CNS and paying the employments agreement no longer justified the potential benefits to us, when and if, CNS commences generating projected revenue. Although the prospects for CNS to reach significant revenue and profitability as a result of the State of Texas passing House Bill #7, which reformed workers compensation in Texas, by review of potential revenue and continuing escalating expenses management determined that it could not adequately fund these operations until the anticipated revenue to be generated between June and September 2006 would be achieved. Although this transaction will negatively impact our balance sheet to the extent of the original purchase as well as in excess of $300,000 loaned to cover ongoing expenses, we still firmly believe that removing an additional burden of approximately $15,000-$18,000 a month from our cash flow would benefit us in the long run. We believe it is in our best interests to utilize all available funds to expand and implement the current prescriptions and discount card programs being marketed by us.

During the last twelve months we have continued to expand our product line and marketing efforts with additional benefits and alternative benefit funding options. These new expanded products are being offered to individuals and small employers; and customized private label versions of the products through its broker and consultant relationships to municipalities, charitable organizations, associations, unions, political subdivisions and large employers. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured through existing traditional defined benefit health plans.

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

Management believes the core of our back office and fulfillment needs were met with the finalization of a joint marketing agreement with Alliance HealthCard, Inc. (symbol: ALHC.OB) on December 18, 2004. Alliance HealthCard, Inc. creates, markets and distributes membership discount savings programs to predominantly underserved markets, where individuals have either limited or no health benefits. These programs allow members to obtain substantial discounts in 16 areas of health care services including physician visits, hospital stays, pharmacy, dental, vision, patient advocacy and alternative medicine among others. The company offers third-party organizations self-branded or private-label healthcare discount savings programs through its existing provider network agreements and systems. Founded in 1998 by health care and finance experts, Alliance HealthCard, Inc. now provides access to a network of over 600,000 healthcare professionals for the over 800,000 individuals covered by the Alliance HealthCard, Inc. Alliance HealthCard, Inc. is based in Norcross, GA and its website is www.alliancehealthcare.com.

In February 2005, Comprehensive Healthcare Solution, Inc. and Alliance HealthCard, Inc. as part of the joint marketing agreement, finalized an agreement with Financial Independence Company Insurance Services (FICIS) of Woodland Hills, California. FICIS is one of the ten largest employee benefit brokerage firms in the State of California and has a nationwide representation. The agreement is for the distribution of health discount cards by FICIS to various Cendant franchisees, their employees and associates. These discount cards will offer to the Cendant Group and other FICIS clients a choice of affordable and convenient health care options nationwide. A recent U.S. Census bureau survey reported that approximately 44.3 million Americans do not have health insurance coverage.

This contract brings to FICIS its packaging of health care discount arrangements through premier preferred provider networks. As a result of Alliance HealthCard’s combined successful 6 years experience in packaging discount programs, FICIS has chosen to integrate these capabilities into their offering of health benefit services to the Cendant Group of companies as well as other FICIS clients via its contract with Comprehensive/Alliance. A preliminary offering of discount card products took place during February 2005 at the Cendant Real Estate Services conference that included all of the Cendant franchise real estate agencies including Cendant Mobility, Cendant Mortgage, Cendant Settlement Services, Coldwell Banker Commercial, ERA, NRT and Century 21 agencies. The above agencies represent over 500,000 franchisees, sales associates and employees.

Management expected these venues to begin to generate revenue by the quarter ending August 30, 2005. Although some revenue have already been generated as a result of this relationship, the full extent of the benefit of these organizations having our discount cards have yet to meet our anticipated revenue stream. This was a result of the cards not being printed and distributed by FICIS as originally intended. An appropriate plan of marketing and distribution was reformulated and the cards were subsequently printed in December 2005. This revised plan called for the direct mail of over 500,000 prescription discount cards to three of the Cendant Real Estate Franchisees: Coldwell Banker, Century 21 and ERA which was undertaken by the end of January 2006. Each card is private labeled with the logo of each franchise as a “Choice RX” prescription discount card. Although the 500,000 cards were mailed to the franchisees, the number of cards actually placed into the hands of sales representatives of each franchisee will take between 6-9 months before the majority of the cards are distributed. Although we have generated some revenue, we believe that we will begin to realize expanded revenue from these cards by the end of the current year.

Prescription Discount Cards

We will derive revenue from the distribution and utilization of our prescription discount card as well as those private labeled for the various municipalities and organizations. We receive a transaction fee every time a prescription discount card is used by a cardholder to fill an eligible prescription. Our fee is generated on approximately 85% of the prescription drugs utilized. Management believes that between 5% and 8% of the total population of the cards distributed will be utilized on a regular monthly basis by the cardholder and their families. These are estimates derived by our management and there are no guarantees that we will meet these expectations. This utilization estimate is based on the demographics on the areas where we are focusing our marketing and distribution efforts. These demographics include municipalities and charitable foundations with high percentages of uninsured and underinsured populations. Most of the cards already distributed have no expiration date and therefore the revenue will be ongoing in the future. These groups are prime candidates to utilize the prescription discount cards and therefore benefit by obtaining discounts averaging 22% to 28% of the purchase price of the prescription drugs purchased.

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

Prior marketing efforts resulted in management recognizing the need to have strong, structured and defined working relationships with organizations experienced in the sales, distribution and administration of membership healthcare discount savings programs. Additionally, management recognized the need for structured and defined access agreements with quality healthcare professionals through national preferred provider organizations. These requirements were the prime moving forces in the Company arranging its joint marketing agreement with Alliance HealthCard, Inc.

We believe that these marketing agreements will add to our revenue and potential profitability. These agreements allow us to develop product pricing unique to the healthcare discount savings market. We believe that these agreements are positive steps but cannot guarantee that the results of these efforts will succeed.

Our expectations are that the joint marketing agreement with Alliance HealthCard, Inc. combined with the accelerated marketing of the medical health care discount cards will add to both the Company’s revenue and profitability. It should be noted that the expenses related to the sales and marketing of these discount cards have utilized and will continue to utilize a major portion of any additional working capital realized to date. We cannot guarantee that our discount cards will achieve the required sales volume to generate anticipate profitability.

Municipalities

In April 2005, we signed our first agreement with a municipal government, Luzerne County, Pennsylvania. In May 2005, we delivered over 300,000 Luzerne County private labeled discount prescription cards to Luzerne County’s Commissioners Offices for distribution to its residents. The agreement calls for Luzerne County to share in a portion of the revenue generated by the utilization of the discount prescription cards by its residents. As a result of the county’s inability to adequately disseminate these cards to its residents, we met with the county officials to reformulate a more reliable method of distribution. The original plan called for the county to distribute cards to various municipal officers within the county for distribution to the local residents. This was accomplished but not to the degree of distribution originally anticipated. As part of the revised plan, the county agreed to mail these cards to its residents utilizing a mailing list provided by us to the county. The mailing list provided was broken down demographically to residents 40-90 years old with incomes of $15,000 or more annually. This program was anticipated to begin in late January 2006 with the direct mailing of approximately 70,000 cards to county households which we believed would cover a major percentage of the 300,000 plus county residents. The county did not begin the mailing until the beginning of March 2006. The county has also provided its residents access to card utilization information including a list of providers as well as phone contact information on its website at www.luzernecounty.org. The county will be redesigning and adding to the website a list of locations where the Luzerne county private labeled prescription discount cards may be picked up by residents. We believe that this joint effort by us and the county will help to ensure that the Luzerne county discount cards will be distributed in simple and efficient manner for county households to receive and utilize the cards. It was our intention to reinforce this distribution program with newspaper ads and promotional assistance from the county. Capital constraints have delayed this promotional program. We believe that when this occurs it will greatly assist in any increase revenue streams from utilization of these cards since the demographic statistics from Luzerne county are that they are approximately 26-30% of the residents uninsured and an additional 10-12% either underinsured or with no prescription drug benefits.

On July 13, 2005, the commissioners of Lehigh County, Pennsylvania approved commissioner’s bill #2005-68 approving a professional services agreement with the Company to provide prescription discount cards to the approximate 310,000 residents of the county. The county and the company worked together to have as many of the prescription discount cards distributed subsequent to the delivery date of August 15, 2005. The Company initially printed 350,000 of the Lehigh County’s private labeled prescription discount cards at the county’s request, and the cards were delivered to the county on August 15, 2005. The initial distribution commenced at the Lehigh County Fair on August 30, 2005 with a press conference and kick-off including the county adding information about the discount cards on its website at www.lehighcounty.org. The website now includes information regarding utilization, provider look up, telephone contact information, and a list of the sites where the card can be picked up in person by its residents. The county had also indicated that it had invited approximately 35 organizations within the county to participate in making available the prescription discount cards. Some of these organizations included the Lehigh County Medical Society, Lehigh County Aging/Adult Services Offices, Lehigh County Human Resources Offices as well as other service and religious organizations throughout the county. The county indicated that it would be in the best interest of its residents, the county, and us to use all efforts to distribute as many cards as soon as possible. A substantial portion of this distribution took place in the months of October and November 2005. Currently, the county has distributed its private labeled prescription discount cards to approximately 280 locations for residents to be able to pick up the Lehigh county private labeled prescription discount cards. The card has begun to be utilized and the number of cards being utilized on a monthly basis continues to increase. Although we anticipated this utilization to increase we commenced discussions with the county to supplement distribution via a direct mailing to all county households. We anticipated that the direct mail program would begin in February 2006 but capital constraints delayed this distribution. ER purchased a mailing list of 70,000 residents and one mailing was done by the county. We are beginning to recognize some of the benefits of this mailing and anticipate that it will continue to increase. There can be no assurances that any increase will be material.

On September 15, 2005, we signed a contract with Carbon County, Pennsylvania, to deliver approximately 75,000 private labeled Carbon County prescription discount cards to the county’s residents. We fulfilled the contract through the delivery of the county’s private labeled prescription discount cards on October 13, 2005. The initial distribution of the cards began October 13, 2005 at a senior citizen fair within the county which was attended by approximately 2,500 senior citizens and resulted in the distribution of in excess of 2,000 cards on that day. We were notified by the county commissioners that a distribution of the discount cards throughout the county to its municipal offices, county aging and adult services offices, human resource offices, religious organizations, and other venues would begin in late October 2005. The actual distribution did not begin until mid-December 2005. In order to help insure distribution to each household we intended to implement a direct mail program with the cooperation of the county. This program has not yet been accomplished with the county but we are currently working toward that end with county officials. The county has also included information about the utilization of these cards, provider lookup, sites where the cards are available and telephone contact information on its website at www.carboncounty.com/services.htm.

On September 29, 2005, we executed a contract with Schuylkill County, Pennsylvania to deliver 165,000 Schuylkill County private labeled prescription discount cards to the county by the beginning of November. The county commissioners indicated to us at that time that a distribution of the discount cards would begin to take place in November 2005 throughout the county to its municipal offices, county aging and adult services offices, human resource offices, religious organizations, and other venues. The county commissioners have also indicated to us that they would arrange a press conference including television and newspaper coverage of the delivery of the cards to aid in the notification to its residents of the cards availability and of the places of distribution. This planned distribution did not take place and the cards were not printed. Similar to our experiences in Carbon County, we faced difficulty in coordinating distribution of the cards during county elections as well as the planning of year-end fiscal requirements for the new year by county officials. We worked with the prior and continued to work with new county administrators in the first two weeks of January and cards are currently ordered and would be printed for anticipated delivery by the middle of February 2006. We also anticipate using the county’s network of distribution as well as direct mail programs to all county households as we are trying to do in other counties. The county’s website is currently being reconstructed and designed to allow for provider lookup, utilization information, telephone contact information and sites where the cards are available for pick up. We are currently working with the county to this end.

As with many of the municipalities, both elected officials, appointed county officials and municipal employees were involved in campaigning for November elections and in many instances a revision of the base of elected officials hampered decisions being made within the time frames originally prescribed. We are currently realizing a minimal revenue stream resulting from the cards successfully distributed and anticipate that additional cards will be distributed during January and February 2006 to residents of all of the counties set forth above.

We have previously disclosed that we have made presentations regarding our prescription discount cards to approximately eight other municipalities in Pennsylvania and New York. Although these counties had requested and received contracts as well as information on the cards and we have been in contact with these counties we have not finalized contracts with these counties. Most counties continue to express interest in proceeding. We will continue to negotiate with these counties during 2006 and believe that we can be successful in signing contracts with some of the following counties and municipalities in Pennsylvania and New York. The efforts to negotiate with these additional counties have been delayed as our management has had to focus on its current contracts and raising funds.

Other Contracts

On October 5, 2005, we signed a contract with A-1 Printing of Brooklyn, NY. A-1 Printing, one of the largest privately owned producers of prepaid telephone cards and prints approximately 100 million such cards per year. The agreement authorizes A-1Printing to attach our discount prescription card -- as a free gift -- to approximately 10 million prepaid telephone cards distributed throughout the United States. There will be no charge or cost to us for printing and distribution and the contract calls for revenue sharing between us and A-1. The majority of prepaid telephone cards sold are used by people residing in the United States who still have family and friends in their countries of origin. A-1 Printing currently produces prepaid phone cards in a variety of foreign languages, marketing to individuals from such areas as Latin America, India, Pakistan, the Caribbean, and various other countries. A-1 began implementing this contract in November 2005 and to date has printed and distributed approximately 250,000 discount cards as part of their prepaid telephone card program. Although we do not believe that this program will materially impact our revenue stream and profitability at the current time it is our belief that as a larger number of cards are printed and distributed that additional revenue will be recognized although not at the same utilization rate as other current distribution venues.

On November 15, 2005, we signed a contract with Follieri Group LLC (www.thefollierigroup.com) which is a consultant for the Catholic Church in North America. This contract will allow us to distribute customized private labeled prescription discount cards, through The Follieri Foundation, to the approximately 67+ million parishioners of the many archdioceses throughout the United States. Through this relationship, we anticipated a potential distribution of in excess of 5 million cards to parishioners over a 12 month period. These distribution efforts have goals were not met by the Follieri foundation. Management has been in constant communication with the foundation and has assisted them in methods to accelerate the card distributions in the areas where they are most needed throughout the United States. We believe this is a temporary setback we are still comfortable that a substantial number of cards will be distributed by the end of 2006. The Follieri Foundation is responsible for providing funds and guidance to projects such as senior housing and day care centers. We intend to commence our distribution with the archdioceses of Louisiana, Mississippi, Alabama and other regions impacted by the recent natural disasters, as well as other heavily populated metropolitan areas. We believe that this relationship should result in the distribution of millions more of our prescription discount cards to parishioners throughout the United States over the next few years.

Through the Follieri Foundation, in January 2006, we met along with the director of this program for the Follieri Foundation the administrators of the following five organizations located in Louisiana:

1.	Catholic Community Services which is the Catholic charities agency of the Diocese of Baton Rouge;
2.	Covenant House of New Orleans;
3.	Archdiocese of Baton Rouge Development Organization;
4.	Archdiocese Development Organization; and
5.	Louisiana Knights of Columbus.

The purpose of these meetings was to determine the needs of the members of each these organizations and the most efficient and expedient methods of distributing the Follieri discount prescription card to as many of these participants as possible within a short period of time. The need for the Follieri prescription discount cards has been exacerbated by the natural disasters in the area in the last six months. We have not yet calculated the approximate number of cards that will be distributed with these organizations but the Follieri Foundation intends to begin to determine a method to distribute these cards in an attempt to have them delivered to as many people as possible by the end of July 2006. In order to accommodate the Foundation need we have ordered and delivered an initial printing of 300,000 Follieri Foundation private label prescription discount cards.

In February 2006 we signed a contract with National Income Life Insurance Company (NILICO) to distribute our Dental, Vision, Hearing and Prescription benefit discount cards to NILICO’s licensed insurance agents throughout New York State.

NILICO is a wholly owned subsidiary of American Income Life Insurance Company which is a 50 plus year old company, licensed in 49 states as well as the District of Columbia, Canada and New Zealand, and is nationally recognized as one of the significant carriers of supplemental insurance in North America. American Income Life is a wholly owed subsidiary of Torchmark Corporation, (NYSE:TMK) a company specializing in life and supplemental health insurance, whose total assets exceed $12.8 billion.

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

Our current goal is to provide high quality consumer choice and defined contribution healthcare benefits for employees and uninsured and underinsured individuals while continuing development of evidence based disease management program for musculoskeletal conditions of the back, neck and upper extremity.

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

Product Strategy

Background:

For the past 25 years, cost and quality management of health care insurance and employee benefit plans have depended on strategies that have produced neither of the outcomes they were designed to accomplish improved patient outcomes and costs with customer satisfaction. In various forms, the health care system has morphed into competing organizations commonly referred to as “managed care” plans. These plans have competed on the basis of pure costs by contracting with health care providers at the lowest reimbursement possible and then restricting how these providers deliver care. That approach has resulted in significant conflict between the provider and the plan. The consumer, the patient, has become the victim of this conflict. And since the conflict has not resulted in lower costs, the plans have “shifted” more costs to the patient in the form of higher deductibles and co-payments when they access the systems for care. As the cost shift has increased, the employers who sponsor and pay the cost of the plans have begun to move toward defined contribution financing and encouraging their plan members to make consumer choices about the kind of health care they individually want to purchase. Consumers have at the same time begun to demand more control over their choices of health care since they are now paying more of the actual cost of care.

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

“The Solution Card”™ has been designed to meet the needs that have resulted from these factors. Our management has identified the need for a niche product to fill this void and believes it can utilize the various medical care discount cards in its product line to fill this void.

Products for individuals:

For the individual insured, underinsured and uninsured, “The Solution Card”™ has pre-packaged a series of benefits that bring together high quality health care provider networks that can be purchased directly by the consumer. With the purchase of the provider network access, the individual has the option of purchasing a custom designed program of highly discounted medical services and products.

Private label products for commercial customers:

For employers, plan administrators, trade associations, municipalities and unions, “The Solutions Card”™ through its vendor relationships is able to customize these pre-packaged products to meet these prospective clients’ special needs. This customization can include from a simple private labeling of the pre-packaged products to designing a set of discounted benefits and administration that would be unique to that client. This flexibility is a significant differential in the market today and for the foreseeable future.

Market Strategy

Overview:

“The Solution Card”™ is an innovative and exciting concept that allows individuals to save a significant amount of money on their healthcare. A member will have access to high quality medical networks of professionals and practitioners throughout the United States. “The Solution Card”™ is not a substitute for health insurance. It is a discounted healthcare program that allows for substantial savings to members.

The customized products currently being offered are targeted at commercial purchasers; employers, plan administrators, trade associations, municipalities and unions. Each of these markets requires their own marketing, sales and administrative processes.

The pre-packaged products as mentioned above require product communications that are easily understood, readily available, accessible through multiple outlets and inexpensive to fulfill. The cornerstone of the marketing communication will be through a new member guide and enrollment package currently being developed and continually being modified so as to allow it fulfill the needs to any union, trade organization, employer group or municipality. These products will be available through our internal marketing staff, independent sales representatives, as well as our website and thru targeted advertising media. Attractive, pointed explanation of benefits, simple application form and pricing immediately available are the advantage of these straight forward marketing communication tools.

Administration and Fulfillment of Medical Discount Cards

We will have the ability to access and utilize the existing customer fulfillment, customer service and enrollment administrative capabilities of Alliance HealthCard, Inc. In January 2005, we completed a joint marketing agreement with Alliance HealthCard. This agreement enabled us to significantly enhance our capacity to customize our card products to meet the needs of major commercial prospects and clients. It enabled both companies to expand their capabilities in the retail outlet markets. We brought to the joint venture access to large group purchasers headquartered in the Metro New York market that includes a Fortune 500 corporation, unions, associations, fraternal organizations and political subdivisions. This market has significant need for medical discount cards with benefits that can be custom designed to compliment existing health plans and contract or part-time employees. Additionally, we have existing relationships in the retail market which can support an expansion of the market while Alliance HealthCard has already existing large clients.

The agreement opened new markets for Alliance through CMHS’ existing and potential client relationships. Alliance HealthCard brought to the joint venture over 6 years of experience in the medical discount card business. The infrastructure maintained by Alliance to design, fulfill and service large clients, eliminates our need to develop this infrastructure at additional costs and utilizing additional capital. Alliance is uniquely qualified to handle and services large clients since its current clients include CVS Pharmacy and State Farm Insurance which have both been serviced for over three years. We will be able to utilize Alliance’s established contracts with high quality provider networks allowing access to discounts for medical discount card membership.

Although both companies continue to maintain their existing clients, they are offering both their existing products and expanded customized products under the joint marketing agreement. Both companies, through their key management staffs, retain long term market relationships with the largest provider networks and health related organizations providing discounts. These relationships enable the companies to pool their resources to maximize value to new prospects and existing clients. Pricing, costs and margins for these pre-packaged products are set but may change as the products are market accepted resulting in a higher volume of sales. As the numbers of clients grow, the costs per client are subject to renegotiation of administration costs which would have a positive cash flow and profitability impact on the company’s margins.

Commercial market:

Bringing our products to the commercial market requires working through relationships with employee benefit consultants, brokers and agents. Our management has existing established relationships that will be the initial concentration of marketing efforts while the intent is to market these products nationally. The sales cycle for the commercial market has historically been from 6 to 12 months with new product introductions. Initial focus for these relationships will be in Connecticut, New York, New Jersey, Pennsylvania, Nebraska, Oklahoma and Mississippi. As a result of contracts with Cendant and its franchisees our cards will be offered nationwide in these venues.

Pricing for these commercial sales will be negotiated during the sales process. The price, costs and margins for each sale may vary due to benefit selection, service levels required and fulfillment desires of the client. During financial negotiations, we will coordinate cost with Alliance to ensure that the customer, the company and vendors are clear on the end product, service and price.

Hearing Aid Industry

Although we continue to believe and are reinforced by nationwide statistics that hearing loss is one of the most prevalent chronic health conditions in the United States, and that its incidence is on the rise. Hearing loss occurs when there is damage to the auditory system, possibly caused by heredity, aging, noise exposure, illness, trauma, and/or some medications. Some hearing loss is temporary and/or can be corrected with medical or surgical treatment. Other types of hearing loss can be effectively managed with hearing devices. Although hearing loss traditionally has been considered an “old person’s” condition, in several reports, the Better Hearing Institute reported that hearing loss is becoming increasingly common among the “Baby Boomer” 40 to 65 year old segment of the population. This is widely believed to be the result of extreme noise exposure, possibly because of a history of excessive exposure to extremely high decibel rock-and-roll concerts and the widespread use of “walkman” type radios (which produce a concentrated level of noise in extremely close proximity to the ear). The degree of hearing loss is often directly related to the amount of exposure and the intensity of loud noise. However, damaging noise does not necessarily have to result from extreme situations. Even cumulative exposure to everyday noises, such as the sounds of daily traffic, construction work, or a noisy office can contribute to hearing loss.

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

The Future of the Industry

While we recognize that in the past and still today, many members of the public have been reluctant to use hearing aids, we believe that this industry can be expected to experience substantial and continuing growth during the coming decades. Management recognizes our ability to take advantage of these increases and that we must have required additional capital and infrastructure to be successful. As a result of the increase in the early intervention area of audiology, many health care organizations, managed care organizations and health care insurance companies (including Medicaid) have begun to reimburse the costs of implementing early intervention testing procedures in their reimbursement schedules. We are currently expanding our marketing efforts in the early intervention segment of our business, mainly through the efforts of John H. Treglia, our Chairman and CEO.

Our Sales and Dispensing Offices

We are currently operating two hearing aid sales and audiological testing facilities. These are retail sales and dispensing offices, which are located in medical arts buildings, independent office space in a professional type office building, and, in one case, on-site at a medical outpatient center. One of our retail offices is located in Yonkers, New York and one is in Forty Fort, Pennsylvania.

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

Our Yonkers New York sales and dispensing office is approximately 1,100 square feet in size. Our Yonkers office is fully equipped with:

•	soundproof testing booths and state-of-the-art testing equipment that meets or exceeds all state standards; and
•	a full range of diagnostic and auditory-vestibular tests that assist referring physicians in the treatment of patients with hearing and balance disorders.

Existing Contracts with Nursing Home Facilities

We had contracts with approximately forty two nursing homes for the establishment of on-site offices and our appointment as sole provider of audiological services and products during the terms of the contracts. In the past we had aggressively pursued contracts with new nursing home facilities (especially those that have been made available to us pursuant to the needs of our association with Park Avenue Medical Associates, PC as set forth herein). However, we curtailed these efforts due to several issues. Both Medicare and Medicaid have greatly reduced their benefits payments. The majority of nursing home residents are Medicare and Medicaid recipients. Management decided that utilizing capital to continue to services these residents was not a sound business decision. Therefore we have cancelled all outside nursing home contracts resulting from the Park Avenue Nursing Homes from the Park Avenue transaction set forth below.

Contract with Park Avenue Health Care Management Inc.

On February 15, 2002, we executed an agreement with Park Avenue Health Care Management Inc. and its affiliate, Park Avenue Medical Associates, P.C. (referred to herein, collectively, as “Park Avenue”), which closed on February 28, 2002. Pursuant to this agreement, Park Avenue contributed its entire audiology business in consideration for the issuance of 1,200,000 of our shares to Park Avenue. Park Avenue is a health care management organization which services nursing homes, hospitals, assisted living facilities, adult day care centers, adult homes, and senior outpatient clinics. Park Avenue directly employs medical professional personnel, including physicians in both general and specialty practices and other health care professionals such as podiatrists, audiologists, and optometrists. Due to deteriorating margins, and that we were not able to achieve our planned cash flow goals, all operations in Park Avenue locations were discontinued in February 2006.

Our Services

We provide all of our patients at our retail, nursing home, and out-patient clinic sales and dispensing offices with comprehensive hearing care services consisting of the following:

•	an interview with one of our audiologists or patient care coordinators respecting the hearing problems and all factors which may contribute to or cause such problems;
•	an internal and external examination of the patient’s ear performed by one of our audiologists;
•	an initial hearing screening to establish a permanent base-line hearing acuity and to determine whether the patient has a hearing problem;
•	if the initial screening indicates that there is a hearing problem, the audiologist will then perform additional testing and do a complete audiological evaluation, including
•	air conduction;
•	bone conduction;
•	speech recognition thresholds;
•	most comfortable hearing level;
•	site of lesion tests, if required; tymponometry;
•	acoustic reflex testing; and acoustic reflex decay.

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

We provide follow-up services including, where necessary, additional personal contacts with the patient and/or the patient’s family, for the purpose of monitoring and guiding the patient’s progress in successfully utilizing the hearing aid and making all adjustments required insuring a successful outcome. We also have a family hearing counseling program to help the patient and his or her family understand the proper use of their hearing products and the nature of their disability. These services are provided on an as needed basis as determined by the licensed audiologists.

Early Intervention Services

While hearing loss has historically been considered an effect of aging, recently health care professionals as well as some government agencies, healthcare organizations and insurance companies have begun to increase their scope of services and coverage’s to include early interventions for infants and children up to the age of 16. The reason for the rise in early intervention is due to the fact that many organizations now believe that pediatric hearing impairment may be the cause, or part of the reason, for such disorders as Attention Deficit Disorder, Dyslexia, disciplinary problems, educational underachievement and dysfunctional behavior with a family setting, especially with siblings. Unfortunately, many of these problems have been deemed to be caused by alcohol and drug abuse by the child’s mother or other prenatal problems which were not previously brought to light. We currently have referral contracts with and provide audiological services to the following agencies:

•	First Step Services, Inc.
•	Los Ninos Community Services
•	Speech and Communications Professionals
•	Project Rainbow
•	Secundino Services, Inc
•	Early Achievers Services, Inc.*
•	Paxxon Healthcare Services, LLC

* We have negotiated to utilize space in the offices of Early Achievers, Inc., an early intervention agency in White Plains, New York where we have installed a fully equipped audiological facility including sound proof booth. We have agreed to provide audiological early intervention services at a reduced rate of compensation in exchange for the use of the space as well as their continuing to refer all of their early intervention patients to our company.

Our Products

All hearing aids that we prescribe are custom made for the individual patient. We have selected a variety of major worldwide manufacturers’ products, to make available through our offices, in order to provide the best possible hearing aid products for our patients. These include the latest digital technology available from Magnatone, Siemens, Phonak, Sonotome, Lori/Unitron, United Hearing Systems, and others. We are also able to make available, by special order, a large selection of other hearing enhancement devices including telephone and television amplifiers, telecaptioners and decoders, pocket talkers, specially adapted telephones, alarm clocks, doorbells and fire alarms. The majority of our sales of hearing aids are through Medicaid patients for which we are reimbursed only for the cost of the product and an examination and dispensing fee.

Customers

To date, we continue to expand our patient referral base by securing our appointment as the potential sole provider of hearing aids and audiological services to out-patient facilities, and adult group homes with which we have contractual arrangements. We have also established relationships and have signed contacts with other types of health care organizations, such as HMO’s and PPO’s. Our affiliations with these types of health care organizations and facilities have grown to the extent that our current capital structure has allowed.

Existing Contracts with Health Care Providers and Third-Party Payers

To date we have entered into contracts for the provision of audiological services with an excess of sixty health care provider organizations, as well as third-party payers such as Medicare and New York State Medicaid. We expect these additional contracts to continue to grow as we progress. We believe that we currently have sufficient staff and facilities which are geographically accessible for all participants in organizations which we have contracted with. In general, our agreements with health insurance or managed care organizations provide for services to be offered on three different bases, including:

1.	fee for service basis based on a contractual rate which we offer to provider’s members (all paid for by the patient); and
2.	an encounter basis where we are paid a fixed fee by the insurance or managed care organization for each hearing aid sold (with the balance paid to us by the individual member);
3.

a special Medicare/Medicaid encounter basis where we are paid a fixed fee by Medicare and/or Medicaid for particular audiological services, at a price pre- established by Medicare or Medicaid (other than the “deductible” amount, which is paid either by the patient or other third-party payers).

Nursing Homes

Approximately fourteen nursing homes, assisted living facilities and adult daycare centers currently provide out-patient referrals and transportation of their residents to our Ludlow Street office. We also provide very limited on-site testing and evaluations within these nursing homes for residents who are disabled or infirm.

Existing Referral Arrangements with Out-Patient Facilities

We have established relationships for referrals with four local out-patient facilities. We had believed that patient referrals from these sources would continue to grow based upon the positive feedback we receive from these out-patient facilities, but we have been unable to realize these goals.

Area Hospitals

We have established relationships with five area hospitals that have been referring patients to our Ludlow Street office. The hospitals with which we have established patient referral relationships are:

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

Payments for Services

Our customer base includes self-pay patients, patients whose costs are covered by Medicare or Medicaid, patients whose costs are covered by private health care organizations; and patients whose costs are covered as union benefits). Treating Medicare and Medicaid patients involves payment lag issues which are currently problematic for us because of our current capital constraints. Current Medicare and Medicaid payments for audiological services and hearing aids can take as long as 60 to 120 days after approved services are provided and hearing aids are dispensed. An additional recent disadvantage to servicing Medicare and Medicaid patients resulted from the cut in reimbursement rates from both agencies. In order to assist us with the cash flow lag, we have been successful in obtaining from some of our suppliers an extension of their normal payment term. We are hopeful that if the current domestic economic conditions improve in the near future, we will be able to put bank financing arrangements into place which will provide us with a credit line for working capital.

Sales and Marketing

Recognizing that there is still a vast untapped market of hearing impaired individuals, we intend to continue to attempt to expand our marketing efforts to include, on a more highly concentrated basis self-pay patient who had previously not been our principal customer base. These self pay customers should allow us to market high end hearing aids which would provide higher profit margins. Marketing to these organizations and entities has consisted and for the near foreseeable future solely of personal contacts by our CEO, John H. Treglia, with all of the types of entities and organizations listed above.

Proposed and Existing Advertising and Marketing Program

We intend to continue to try to bring our company and our services and products to the attention of managed care providers, which can promote our products and services to the hearing impaired, and to their participating members. We also intend to increase our marketing efforts to the self-pay, (uninsured patient) market when sufficient operating capital is made available. Our marketing plan contemplates implementing an aggressive advertising and marketing program focused on both of these markets, highlighting the quality of our services and products, as well as competitive pricing. At present, all marketing to health care organizations is done by our CEO, John Treglia. Our marketing and advertising efforts have been continually hindered by our capital constraints which have adversely affected our originally projected higher gross profit percentages.

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

ITEM 2. PROPERTIES

Corporate Headquarters

Our corporate headquarters is located in Suite 602, The Ludlow Street Medical Building, located at 45 Ludlow Street, Yonkers, New York. This office consists of 650 square feet to accommodate additional sales and administrative personnel hired by us pursuant to the acquisition of Comprehensive Network Solutions, Inc.

We have occupied these premises pursuant to a five year lease with Diamond Properties, Inc. which expired in February 2006. With the additional space, our lease calls for monthly rental payments of $2,300 fully inclusive of all utilities, taxes, and other charges. The building in which these offices are located is of a newly renovated, seven story building which houses the private offices of approximately twenty physicians, dentists, and other medical professionals, with adequate, free, or off street parking available. It is located off of a main street and is around the corner from Saint Joseph’s Medical Center, a major area health care facility. We are currently leasing on a month-to-month basis and are currently renegotiating the terms of a new lease, which we believe will take effect in the 3rd quarter of this year, as the property was sold to a new owner.

Ludlow Street Sales and hearing Aid Dispensing Office

We have a retail sales and dispensing office located on the first floor lobby of the Ludlow Street Medical Building in a retail space adjacent to the elevators. We occupy this space pursuant to a five-year lease with Diamond Properties Inc, which expired in February 2006. The lease called for monthly rental payments of $1,087, fully inclusive of all utilities, taxes and other charges. We are currently leasing on a month-to-month basis and are currently renegotiating the terms of a new lease, which we believe will take effect in the 3rd quarter of this year, as the property was sold to a new owner.

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

Early Achievers, Inc. Office, White Plains, New York

We have negotiated to utilize space in the offices of Early Achievers, Inc., an early intervention agency in White Plains, New York. We have agreed to provide audiological early intervention services at a reduced rate of compensation in exchange for the use of the space as well as their continuing to refer all of their early intervention patients to our company. Included in the space is utilization of the reception area, waiting room, and private office which includes a fully equipped audiological facility with is equipped with sound proof booth, and audiological testing equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended February 28, 2006, we did not submit any matters to a vote of our shareholders.

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

Period	Bid Prices Common Stock
	Low	High
Fiscal Year Ended February 28, 2005

May 31, 2004	$ 0.70	$1.50
August 31, 2004	0.63	0.95
November 30, 2004	0.35	0.95
February 28, 2005	$0.25	$0.84

Fiscal Year Ended February 28, 2006

May 31, 2005	$0.45	$1.16
August 31, 2005	0.28	0.65
November 30, 2005	0.29	0.79
February 28, 2006	$0.20	$0.49

We have never paid any cash dividends on our common stock, and have no present intention of doing so in the foreseeable future.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of significant factors which have affected our financial position and operations during the fiscal years ended February 28, 2006 and February 28, 2005. This discussion also includes events which occurred subsequent to the end of the fiscal year ended February 28, 2006, and contains both historical and forward- looking statements. When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company’s business, including the discussion at the end of this Management’s Discussion and Analysis. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

The Company

Directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., we are in the business of audiological services. Both subsidiaries changed the focus of their marketing to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. The hearing aid industry is competitively changing at a rapid pace. As a result management decided to identify additional business opportunities for substantial growth in various portions of the medical industry. Based on marketing research, management redirected its focus towards the 44 million plus uninsured and underinsured people throughout the United States.

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

Currently, our net sales refer to transaction fees generated from our prescription discount cards as well as the sales of dental vision cards and Gold Cards. A major portion of our net sales were generated by fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiology revenue have represented reimbursement from Medicare, Medicaid and third party payers. Generally, reimbursement from these parties can take as long as 60 to 120 days. With the implementation of the billing of Medicare payers on-line we have recognized a shorter time of reimbursement from 90 days to approximately 60 days. Medicaid reimbursements can only be billed with various paper submissions which are mailed on a weekly basis. As a result, Medicaid payments, which constitute approximately 40% of our reimbursement, will continue to take 60 to 90 days to be realized.

Management had anticipated a growth in revenue resulting from the prior acquisition of the audiology practice of Park Avenue. This has not come to fruition. We believe that this was caused in part by our inability to attract additional audiologists on a timely basis and insufficient working capital. Also the decreases in reimbursement rates from both Medicare and Medicaid impacted the amounts of revenue received. To counteract these reductions, management began  new marketing efforts with the nursing homes currently contracted with us as a result of the agreement with Park Avenue as well as additional facilities who we believed could avail themselves of our audiological services. The contract and its addendum called for the nursing home to pay us directly at hourly rates for the testing of their residents. To date, we have received positive feedback to the new contract. However, we can provide no assurances that these new contracts will be profitable in the future. In addition to the revenue we currently generate from our audiological services, management believes that revenue will increase in future periods as a result of increased distribution and marketing of our medical discount cards as set forth herein.

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

During the last twelve months we have continued to expand our product line with additional benefits and alternative benefit funding options. These new expanded products are being offered to individuals and small employers; and customized private label versions of the products through its broker and consultant relationships to municipalities, charitable organizations, associations, unions, political subdivisions and large employers. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured through existing traditional defined benefit health plans.

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

Management believes the core of our back office and fulfillment needs were met with the finalization of a joint marketing agreement with Alliance HealthCard, Inc. (symbol: ALHC.OB) on December 18, 2004. Alliance HealthCard, Inc. creates, markets and distributes membership discount savings programs to predominantly underserved markets, where individuals have either limited or no health benefits. These programs allow members to obtain substantial discounts in 16 areas of health care services including physician visits, hospital stays, pharmacy, dental, vision, patient advocacy and alternative medicine among others. The company offers third-party organizations self-branded or private-label healthcare discount savings programs through its existing provider network agreements and systems. Founded in 1998 by health care and finance experts, Alliance HealthCard, Inc. now provides access to a network of over 600,000 healthcare professionals for the over 800,000 individuals covered by the Alliance HealthCard, Inc. Alliance HealthCard, Inc. is based in Norcross, GA and its website is www.alliancehealthcare.com.

In February 2005, Comprehensive Alliance Group, Inc., the marketing arrangement with Alliance, finalized an agreement with Financial Independence Company Insurance Services (FICIS) of Woodland Hills, California. FICIS is one of the ten largest employee benefit brokerage firms in the State of California and has a nationwide representation. The agreement is for the distribution of health discount cards by FICIS to various Cendant franchisees, their employees and associates. These discount cards will offer to the Cendant Group and other FICIS clients a choice of affordable and convenient health care options nationwide. A recent U.S. Census bureau survey reported that approximately 44.3 million Americans do not have health insurance coverage.

The Comprehensive/Alliance association brings to FICIS its packaging of health care discount arrangements through premier preferred provider networks. As a result of Alliance HealthCard’s combined successful 6 years experience in packaging discount programs, FICIS has chosen to integrate these capabilities into their offering of health benefit services to the Cendant Group of companies as well as other FICIS clients via its contract with Comprehensive/Alliance. A preliminary offering of discount card products took place during February 2005 at the Cendant Real Estate Services conference that included all of the Cendant franchise real estate agencies including Cendant Mobility, Cendant Mortgage, Cendant Settlement Services, Coldwell Banker Commercial, ERA, NRT and Century 21 agencies. The above agencies represent over 500,000 franchisees, sales associates and employees.

Management expected these venues to begin to generate revenue by the quarter ending August 30, 2005. Although some revenue have already been generated as a result of this relationship, the full extent of the benefit of these organizations having our discount cards have yet to meet our anticipated revenue stream. This was a result of the cards not being printed and distributed by FICIS as originally intended. An appropriate plan of marketing and distribution was reformulated and the cards were subsequently printed in December 2005. This revised plan called for the direct mail of over 500,000 prescription discount cards to three of the Cendant Real Estate Franchisees: Coldwell Banker, Century 21 and ERA by the end of January 2006. Each card is private labeled with the logo of each franchise as a “Choice RX” prescription discount card. We believe that we will begin to initially realize expanded revenue from these cards by the end of the current fiscal year.

Prescription Discount Cards

We will derive revenue from the distribution and utilization of our prescription discount card as well as those private labeled for the various municipalities and organizations. We receive a transaction fee every time a prescription discount card is used by a cardholder to fill an eligible prescription. Our fee is generated on approximately 85% of the prescription drugs utilized. Management believes that between 10% and 15% of the total population of the cards distributed will be utilized on a regular monthly basis by the cardholder and their families. These are estimates derived by our management and there are no guarantees that we will meet these expectations. This utilization estimate is based on the demographics on the areas where we are focusing our marketing and distribution efforts. These demographics include municipalities and charitable foundations with high percentages of uninsured and underinsured populations. These groups are prime candidates to utilize the prescription discount cards and therefore benefit by obtaining discounts averaging 22% to 28% of the purchase price of the prescription drugs purchased.

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

Our expectations are that the joint venture agreement with Alliance HealthCard, Inc. combined with the accelerated marketing of the medical health care discount cards will add to both the Company’s revenue and profitability. It should be noted that the expenses related to the sales and marketing of these discount cards have utilized and will continue to utilize a major portion of any additional working capital realized to date. We cannot guarantee that our discount cards will achieve the required sales volume to generate anticipate profitability.

Municipalities

In April 2005, we signed our first agreement with a municipal government, Luzerne County, Pennsylvania. In May 2005, we delivered over 300,000 Luzerne County private labeled discount prescription cards to Luzerne County’s Commissioners Offices for distribution to its residents. The agreement calls for Luzerne County to share in a portion of the revenue generated by the utilization of the discount prescription cards by its residents.

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

On October 5, 2005, we signed a contract with A-1 Printing of Brooklyn, NY. A-1 Printing, one of the largest privately owned producers of prepaid telephone cards and prints approximately 100 million such cards per year. The agreement authorizes A-1Printing to attach our discount prescription card -- as a free gift -- to approximately 10 million prepaid telephone cards distributed throughout the United States. There will be no charge or cost to us for printing and distribution and the contract calls for revenue sharing between us and A-1.

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

Effective December 15, 2005, we entered into a settlement agreement with David and Pamala Streilein in which we agreed to divest our interest in Comprehensive Network Solutions, Inc. (“CNS”) Pursuant to the settlement agreement, we agreed to return our shares of CNS to the Streileins in consideration for the cancellation of the Streileins’ employment agreements with us as well as to forgive all salary past due and any future salary due under their employment agreements. CNS failed to provide the projected sales or revenue that we had anticipated upon execution of the agreement to acquire this entity. Although this acquisition allowed us entry into the discount card marketplace, the expense of operating CNS and paying the employments agreement no longer justified the potential benefits to us, when and if, CNS commences generating projected revenue. Although there are prospects for CNS to reach significant revenue and profitability as a result of the State of Texas passing House Bill #7, which reformed workers compensation in Texas. After a review of potential revenue and continuing escalating expenses, management determined that it could not adequately fund these operations, Although this transaction will negatively impact our balance sheet to the extent of the original purchase as well as in excess of $300,000 loaned to cover ongoing expenses, we still firmly believe that removing an additional burden of approximately $15,000 to $18,000 a month from our cash flow would benefit us in the long run. We believe it is in our best interests to utilize all available funds to expand and implement the current prescriptions and discount card programs being marketed by us.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is an analysis of the consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although our significant accounting policies are described in Note 1 of the notes to consolidated financial statement, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policy affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

We have issued convertible debentures with embedded derivatives and warrants, which estimates and opinions that may change the nature of the accounting treatment based on FAS 133, EITF 98-5 and EITF 00-19 among others.

Results of Operations

TWELVE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 2005

Sales for the fiscal year ended 2006 and 2005 were $522,000 and $459,000, respectively. The increase was due increased revenue for audiological services in the Pennsylvania.

Cost of sales was $473,000 and $392,000, respectively. The increase was due printing of medical discount cards, for which very limited revenue had been achieved, as of yet. The expectation is that future revenue will be achieved for the cards printed with minor further costs.

Operating expenses

Selling, general and administrative costs were $578,000 and $546,000, respectively. This increase was due for the most part to increased marketing and promotional expenses for our medical discount card programs.

Professional fees were very high, $1.5 million, as compared to $451,000 the previous year, due the non-cash expense for issuing warrants in connection to consulting agreements.

As a result of the termination of the audiological service business at the Park Avenue sites, the remaining goodwill and intangible assets were impaired for an amount of $525,000.

Other expenses

We incurred a loss on the sale of the CNS business of $265,000 and the interest expense, $898,000 was high due to the non-cash expense of interest as a result of issuing convertible debentures, with the conversion right being immediate.

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent. The audiology portion of the company, utilizing the current sales level should generate sufficient working capital to finance its current operations, but not enough to expand its scope of business activities. However, current liabilities exceed our current assets, and as such, there is no assurance that the company will be able to continue to conduct business without further financing. There exists also the possibility that some of the warrant holders decide to exercise its warrants and this way substantial amount of financing could be achieved.

We estimate that in order for us to achieve our marketing goals successfully for our Solution Card and its other related products we will require between $750,000 and $1,500,000. Some of these funds will have to be obtained from sources other than the anticipated cash flows from the sale of our cards. If we fail to do so, our growth will continue to be curtailed and we will concentrate on increasing the volume and profitability of our existing outlets, using any surplus cash flow from operations to expand our business as quickly as such resources will support.

Management is optimistic that we are able to raise a minimum of $500,000 through the sales of our securities; we will be able to establish credit lines that will further enhance our ability to finance the expansion of our business. There can be no assurance that we will be able to obtain outside financing on a debt or equity basis on favorable terms, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to us may not be sufficient to cover the costs of our operations, capital expenditures and anticipated growth during the next twelve months.

We believe that our success will be largely dependent upon our ability to raise capital and then use such funds to:

•	expand our marketing presence to other municipalities, charitable organizations, unions, fraternal organizations, religious organizations and other large employer groups;
•	to cover the costs of production and distribution of our anticipated additional 5,000,000-750,000,000 cards to be sold and or distributed in the next 12-18 months;
•	to hire additional marketing, administrative and service personnel; and
•	to increase awareness of our medical discount cards at various trade shows.

On August 19, 2005, we entered into a consulting agreement and a financing agreement with a Comprehensive Associates, LLC, a private investment group, pursuant to which we received $217,000 net of legal expenses and other related fees, in consideration for the issuance of two separate convertible debentures of $35,000 and $200,000, which are convertible at $.35 per share. In addition, we entered into an agreement to issue warrants which could raise an additional $2,665,000 if and when the warrants are exercised. In addition, under the consulting agreement, they received warrants to purchase 5 million shares at prices ranging from $0.35 to $0.70 per share. On September 29, 2005, Comprehensive Associates, LLC loaned us $28,000 to be utilized for the printing of cards. Our agreement calls for revenue sharing on all of the cards printed as a result of the utilization of these funds, as well as a nominal rate of interest on the loan. In November, 2005, we raised additional financing through issuance of convertible debt and warrant to another party, with an exercise price of $0.25. Under the agreements with Comprehensive Associates, LLC, the exercise price per share was changed to $0.25 for all convertible debenture and warrants.

On September 20, 2005, we entered into a term sheet with Westor Capital Croup, Inc. Pursuant to the term sheet Westor Capital Group has agreed to raise a minimum of $500,000 and a maximum of $1,500,000 for us, by selling units consisting of 5% Convertible 18 Month Notes, convertible at $.30 per share. In addition, for each share converted, the investors would receive one warrant with a three-year term and an exercise price of $.70 per share. The shares underlying both the convertible notes and the warrants shall have registration rights. The agreement would be terminated if Westor did not raise the minimum investment called for in the agreement by November 4, 2005. On November 28, 2005, Westor raised a total of $145,000; shortly thereafter the agreement with Westor Capital was terminated. Pursuant to the term sheet with Westor, we were required to file an SB-2 registration statement by January 15, 2006, which was not completed. We therefore are in breach of this agreement. In addition, pursuant to our original funding agreement and subsequent redemption agreement with Comprehensive Associates, LLC we were also required to file a registration statement, and therefore we are also in breach of this agreement.

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

As of February 28, 2006, our liquidity and capital resources included cash and cash equivalents of $46,000 compared to $17,000 a year earlier. The $29,000 increase in total cash and cash equivalents from February 28, 2005 to February 28, 2006, was due to the issue of debentures, partially offset by cash used by operating activities.

Cash used in operating activities totaled $690,000 in fiscal 2006 due to increased losses. This was partially offset by reduction of accounts receivable and increased accounts payable and accrued expenses. The cash used in the year was $42,000 lower than the previous year.

Cash used by investing activities totaled $2,000 in fiscal 2006 for capital expenditures, as compared to $16,000 in the prior year.

Net cash provided by financing activities in fiscal 2006 totaled $721,000, mainly from an issuance of debentures of $630,000 and to loan from a related party of $75,000. The cash provided by financing activities was $212,000 higher than the previous year, which consisted mainly of issuances of shares.

We have total liabilities of $1.3 million and assets of only $129,000. Without new financing, we will be forced to liquidate its businesses. Management is currently working diligently on raising new financing.

We have a line of credit of $30,000 with a non-financial entity. The interest charged is prime rate plus 2 percent and the loan agreement expires in August 2006, and there exist provisions for its renewal.

The following table provides a summary of the amounts due for our contractual obligations by fiscal year:

	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond

Convertible debentures	$630,000	$235,000	$145,000	$250,000	$-
Line of credit	30,000	30,000	-	-	-
Debt to related party	96,000	96,000	-	-	-
Total	$756,000	$361,000	$145,000	$250,000	$-

Off-Balance Sheet Transactions

We have not guaranteed any other person’s or company’s debt. We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions.

Related Party Transactions

We have borrowed a total of $95,000 from our CEO, Mr. John Treglia. The loan has no due date, no collateral and is not interest bearing.

New Accounting Standards

On December 15, 2004, , the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In the event that we have an accounting change or an error correction, SFAS No. 154 could have a material impact on our consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140, which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 will have no impact on our results of operations or our financial position.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140, which establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 will have no impact on our results of operations or our financial position.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks due primarily to changes in interest rates, which it manages primarily by managing the maturities of its financial instruments. The Company does not use derivatives to alter the interest characteristics of its financial instruments. Management does not believe a change in interest rate will materially affect the Company’s financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheet	25

Consolidated Statements of Operations	26

Consolidated Statements of Shareholders’ Equity (Deficiency)	27

Consolidated Statements of Cash Flows	28

Notes to Consolidated Financial Statements	29 – 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

We have audited the accompanying balance sheet of Comprehensive Healthcare Solutions, Inc. and Subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries) as of February 28, 2006 and the related statements of operations, changes in shareholders’ deficiency, and cash flows for the years ended February 28, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Healthcare Solutions, Inc. and Subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries) as of February 28, 2006 and the results of its operations and its cash flows for the years then ended 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

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

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

June 12, 2006

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
February 28, 2006

ASSETS

Current assets
Cash and cash equivalents	$46,157
Accounts receivable, net	23,475
Other current assets	25,000

Total current assets	94,632

Property and equipment, net	34,810

Total assets	$129,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$315,771
Revolving line of credit	30,000
Due to related party	95,826
Derivative liability	249,518
Total current liabilities	691,115

Convertible debentures	630,000

Total liabilities	1,321,115

Stockholders’ equity
Preferred stock, no par value; 5,000 shares
authorized and zero shares issued and outstanding	-
Common stock, $.10 par value; 20,000,000 shares
authorized; 15,365,598 shares issued and outstanding	1,536,560
Additional paid-in capital	2,857,159
Accumulated deficit	(5,585,392)

Total stockholders' deficit	(1,191,673)

Total liabilities and stockholders’ equity	$129,442

See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended February 28,

	2006	2005

Net sales	$521,856	$458,936
Cost of sales	473,353	392,303

Gross profit	48,503	66,633

Selling, general and administrative expenses	577,588	545,628
Professional fees	1,535,016	450,944
Impairment of assets	525,000	-
Depreciation and amortization	39,382	48,635

Loss from operations	(2,628,483)	(978,574)

Other expenses:
Loss on sales of business	265,313	-
Interest expense, net	897,937	7,619

Total other expense	1,163,250	7,619

Loss before provision for income taxes	(3,791,733)	(986,193)
Provision for income taxes	-	-

Net loss	$(3,791,733)	$(986,193)

Net loss per share - basic and diluted	$(0.26)	$(0.08)

Weighted average common shares outstanding	14,489,338	13,107,869

See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional	Deferred
	($0.01 par value)		paid-in	Stock-Based	Accumulated
	Shares	Amount	Capital	Consulting	deficit	Total

Balance at February 29, 2004	11,667,309	$1,166,730	$689,780	($288,750)	($807,466)	$760,294

Private placement sales	981,600	98,160	392,640			490,800
Consultant agreement	250,000	25,000	100,000	(125,000)		0
Acquisition of CNS	405,050	40,505	364,545	(130,050)		275,000
Expense of deferred - stock based consulting				122,260		122,260
Net loss					(986,193)	(986,193)
Balance at February 28, 2005	13,303,959	1,330,395	1,546,965	(421,540)	(1,793,659)	662,161

Issuance of shares	100,000	10,000	15,000			25,000
Warrants issued in connection to issue of shares			15,458			15,458
Derivatives and warrants issued in connection to sales of debentures			580,219			580,219
Shares issued for services	1,841,639	184,165	634,134			818,299
Shares issued for executive compensation	120,000	12,000	44,400			56,400
Expense of deferred - stock based consulting			20,983	421,540		442,523
Net loss					(3,791,733)	(3,791,733)
Balance at February 28, 2006	15,365,598	$1,536,560	$2,857,159	$0	($5,585,392)	($1,191,673)

See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended February 28,
	2006	2005
Cash Flows From Operating Activities
Net loss	$(3,791,733)	$(986,193)
Adjustments to reconcile net loss to net cash used
by operating activities:
Provision for doubtful accounts	(25,000)	48,539
Depreciation and amortization	39,382	48,635
Impairment of assets	525,000	-
Loss on sale of business	264,190	-
Expense for warrants issued in connection with debentures and sale of shares	870,196	-
Expense for shares and warrants issued for services rendered	1,317,222	122,260
Changes in current assets and liabilities
Accounts receivable	25,413	28,027
Other current assets	11,067	5,870
Accounts payable and accrued expenses	73,970	84,716
Net Cash Used by Operating Activities	(690,293)	(648,146)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,550)	(15,931)
Net Cash Used in Investing Activities	(1,550)	(15,931)

Cash Flows From Financing Activities
Issuance of common stock	25,000	490,800
Repayment of loans	(9,459)	(2,519)
Proceeds from convertible debentures	630,000	-
Proceeds from loans from related party	75,326	20,500
Net Cash Provided by Financing Activities	720,867	508,781

Net increase (decrease) in cash and cash equivalents	29,024	(155,296)

Cash and cash equipvalents, beginning of year	17,133	172,429

Cash and cash equivalents, end of year	$46,157	$17,133

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,052	$7,619
Taxes	$-	$-
Non-cash Investing and Financing Activities:
Common stock issued for acquisition of business	$-	$275,000
Derivative liability recorded	$249,518	$-
Common stock issued for services rendered	$874,700	$255,050

See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED FEBRUARY 28, 2006

NOTE 1- ORGANIZATION

The Company

Comprehensive Healthcare Solutions, Inc. and Subsidiaries directly and indirectly through its subsidiaries, Accutone, Inc. and Interstate Hearing Aid Services, Inc., is in the business of providing audiological services. Comprehensive Healthcare Solutions, Inc. and Subsidiaries is involved directly and indirectly with the sales and marketing of discount medical services cards through its subsidiary, Nantucket Industries, Inc. changed its name to Comprehensive Healthcare Solutions, Inc. in July 2004.

Going concern

The Company’s independent accountants are including a “going concern” paragraph in their accountants’ report accompanying these consolidated financial statements that cautions the users of the Company’s financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, the “going concern” paragraph states that the Company’s ability to continue is also dependent on its ability to find new sources or methods of financing or revenue to pursue its business strategy. The Company has commenced planned principal operations and has generated revenues from customers and has secured limited funding insufficient to meet its current working capital needs. Management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has a business plan that, can be successful if funded and executed within the next twelve months. Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current shareholders. Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be successful in its planned principal operations or secure the necessary financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company not be able to continue as a going concern.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits and highly liquid debt instruments with an original maturity of three months or less.

Accounts Receivable

The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. As of February 28, 2006 the allowance for doubtful accounts was $46,039 and the (benefit) and expense for doubtful accounts was ($25,000) and $48,539, in 2006 and 2005, respectively.

Property and Equipment

Property, fixtures, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, commencing the month after the asset is placed in service.

Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company no longer amortizes goodwill and certain other intangible assets over their useful lives. Instead, goodwill and other intangible assets are tested for impairment annually. The impairment test consists of two steps. In the first step, the Company determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. If the fair value of the reporting unit is greater than its carrying value, the test is completed and intangible assets assigned to the reporting unit is not impaired. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's intangible assets, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount. The Company will recognize an intangible assets impairment charge if the carrying amount of the intangible assets assigned to the reporting unit is greater than the implied fair value of the intangible assets. In fiscal 2006, the Company recognized $525,000 of impairment loss. In 2006, the Company discontinued services to nursing homes under its Park Avenue Agreement. The Company determined that the expected future cash flow would not be achieved, due to deteriorating margins as a result of the reduction in Medicare and Medicaid reimbursement rates for the services provided. No impairment loss was recorded in fiscal year 2005.

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

Impairment of Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Revenue Recognition

Revenue is recognized when product is sold and service is completed. If collection is doubtful, no revenues is recognized. Revenue is recognized at the time such receivables are collected.

Sales return policy

The Company provides to all patients purchasing hearing aids a specific return period, a minimum of 45 days, if the patient is dissatisfied with the product. The Company does not provide an allowance in accrued expenses for returns since actual returns for this fiscal year were less than 2%. All the manufacturers that supply the Company accept returns back for full credit within these return periods.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Costs for newspaper and other media advertising are expensed as incurred and were $24,146 and $21,936 for the years ended February 28, 2006 and 2005 respectively.

Segment Information

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The method of determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company operates under one reportable retail segment. Accordingly, segment information is not applicable.

Reporting Comprehensive Income

Comprehensive income approximates net income for all periods presented.

Earnings (Loss) Per Common Share

Basic earning (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earning per share is computed assuming the exercise of stock options, warrants and convertible debentures, if any, under the treasury stock method and the related income tax effects if not anti-dilutive. For loss periods, common share equivalents are excluded from the calculation, as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of risk

Currently approximately 40% of the reorganized Company’s business is based on contracts with The New York State Medical Assistance Program (Medicaid) and Empire Medicare Service (Medicare).

Accounting for Convertible debentures, Warrants and Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model the Company uses for determining fair values of the Company’s derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In particular, the Company uses volatility rates based upon the closing stock price of the Company’s common stock since February 2002, when the Company emerged from bankruptcy. The Company determined that share prices prior to this period do not reflect the ongoing business valuation of the Company’s current operations. The Company uses a risk-free interest rate, which is the U. S. Treasury bill rate, for a security with a maturity that approximates the estimated expected life of our derivative or security. The Company uses the closing market price of the Company’s common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 176% to 180%, this volatility-rate will likely change in the future. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liability will also increase or decrease, absent any change in volatility rates.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, certain of the Company’s warrants to purchase common stock and the embedded conversion feature of several of the Company’s financial instruments are separately accounted for as liabilities. The fair value of these warrants and conversion features are shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) on derivative liabilities.”

We have penalty provisions in the registration agreements our debentures and warrants that require us to make certain payments in the event of our failure to maintain, for certain prescribed periods, an effective registration statement for the common stock securities underlying the debentures and the associated warrants and failure to maintain the listing of our common stock for quotation on the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange or the American Stock Exchange after being so listed or included for quotation, or if the common stock ceases to be traded on the Over-the-Counter Bulletin Board (the “OTCBB”) or any equivalent replacement exchange on the OTC Bulletin Board, NASDAQ National Market, NASDAQ SmallCap or New York Stock Exchange. The EITF, which has not been adopted, considers alternative treatments including whether or not the registration right itself is a separate derivative liability, or if it is a derivative considered as a combined unit with the conversion feature of a convertible instrument. If the unit is considered separate, the EITF discusses possible alternative treatments including the possibility that the combined unit is a derivative liability only if the maximum liquidated damages exceed the difference between the fair value of registered and unregistered shares. In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.

The Company considers the liquidated damages provision in our various security instruments to be combined with our registration rights and conversion derivatives, and we do not account for the provision as a separate liability. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.

Recent Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company’s adoption of FIN 47 did not have an impact on its financial statements.

Reclassification

Certain prior year amounts have been reclassified in order to conform to the current year’s presentation.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- NUMBER OF SHARES OUTSTANDING

The following table sets forth the computation of basic and diluted share data:

	2006	2005
Weighted average number shares of outstanding – basic	14,489,338	13,107,869
Effect of dilutive securities: Convertible Debentures and warrants	-	-
Weighted average number of shares outstanding – diluted	14,489,338	13,107,869

Not included dilutive securities above (anti-dilutive)	744,444	-

Shares outstanding:
Beginning outstanding shares	13,743,959	11,922,309
Issuance of shares	1,621,639	1,821,650

Ending outstanding shares	15,365,598	13,743,959

NOTE 4- PROPERTY AND EQUIPMENT:

Property and equipment as of February 28, 2006, is as follows:

Leasehold improvements	25,000
Machinery and equipment	127,259
Furniture and fixtures	6,200
158,459
Less accumulated depreciation	(123,649)
34,810

NOTE 5 - LINE OF CREDIT

The Company has a revolving line of credit with Park Avenue for up to $30,000. The interest rate on any amount of the line utilized is at prime plus 2%. The agreement expires on August 1, 2006 with a provision for a renewal of this agreement.

NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates. Significant components of the Company’s deferred taxes at February 28, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets
Net operating loss carry forward	$2,925,388	$637,068
Deferred tax liabilities	-	-
Net deferred tax asset	2,925,388	637,068
Valuation allowance	(2,925,388)	(637,068)
Net deferred taxes	$-	$-

The Company has fully reserved all remaining deferred tax assets, which it cannot presently utilize.

For tax purposes at February 28, 2006, the Company’s net operating loss carry forward was $2,295,388, which, if unused, will expire from 2017 to 2022. Certain tax regulations relating to the change in ownership may limit the Company’s ability to utilize its net operating loss carry forward if the ownership change, as computed under each regulation, exceeds 50%. There was no income tax provision (benefit) for the fiscal years 2006 and 2005.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

	2006	2005
Computed “expected” provision for:
Federal income taxes	(35.0) %	(35.0) %
Valuation allowance	35.0	35.0

Actual provision for income taxes	-0- %	-0- %

NOTE 7- CONVERTIBLE DEBENTURES AND WARRANTS

In June, August and November of 2006, the Company sold convertible debentures and issued warrants to various entities. The debt and accrued interest is convertible to shares.

Debentures		Interest	Interest	Right to		Conversion	Number
Issue date	Amount	rate	payable	convert	Due date	price	of shares
06/01/05	$ 40,000	6%	quarterly	5/31/2006	06/01/10	$ 0.50	80,000
06/01/05	$ 40,000	6%	quarterly	5/31/2007	06/01/10	$ 0.75	53,333
06/01/05	$ 40,000	6%	quarterly	5/31/2008	06/01/10	$ 0.75	53,333
06/01/05	$ 40,000	6%	quarterly	5/31/2009	06/01/10	$ 1.00	40,000
06/01/05	$ 40,000	6%	quarterly	5/31/2010	06/01/10	$ 1.00	40,000

08/01/05	$ 10,000	6%	quarterly	5/31/2006	06/01/10	$ 0.50	20,000
08/01/05	$ 10,000	6%	quarterly	5/31/2007	06/01/10	$ 0.75	13,333
08/01/05	$ 10,000	6%	quarterly	5/31/2008	06/01/10	$ 0.75	13,333
08/01/05	$ 10,000	6%	quarterly	5/31/2009	06/01/10	$ 1.00	10,000
08/01/05	$ 10,000	6%	quarterly	5/31/2010	06/01/10	$ 1.00	10,000

08/19/05	$ 35,000	6%	Maturity	08/19/05	01/30/06	$ 0.25	140,000
08/19/05	$ 200,000	6%	Maturity	08/19/05	12/31/06	$ 0.25	800,000

11/28/05	$ 25,000	5%	quarterly	11/28/05	05/29/07	$ 0.25	100,000
11/28/05	$ 20,000	5%	quarterly	11/28/05	05/29/07	$ 0.25	80,000
11/28/05	$ 100,000	5%	quarterly	11/28/05	05/29/07	$ 0.25	400,000

	$ 630,000						1,853,333

Warrants
11/28/05				11/28/05	11/27/08	$ 0.25	58,000
11/28/05				11/28/05	11/27/08	$ 0.40	193,332
11/28/05				11/28/05	11/27/08	$ 0.80	193,332
11/28/05				11/28/05	11/27/08	$ 1.20	193,332
08/19/05				08/19/05	08/19/10	$ 0.25	5,000,000
02/27/06				02/27/06	02/27/08	$ 0.25	100,000

Total							7,591,329

The Company can before the maturity date, at its option, elect to pay the convertible debentures in cash, in such case, a redemption premium of 10-25% is payable.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company allocated the proceeds from the convertible debentures with detachable warrants between the debentures and the fair value of the derivative liability for the detachable warrants. The fair value was calculated using Black Scholes model with risk-free interest ranging from 4.1% to 4.4%, a volatility ranging from 176% to 180%, and a life equal to the term of the debentures. The beneficial conversion feature of $531,000 was calculated based on the allocated fair value of the debentures and the underlying conversion feature. The debenture is immediately convertible and therefore the beneficial conversion feature was charged to expense in the period. The detachable warrants can be net-cash redeemed if the underlying shares are not registered; therefore the allocation of the proceeds to derivative liability of $300,000 was recorded as liability. Subsequent to issuance, the liability was re-measured on February 28, 2006 and interest income of $51,000 was recorded and the liability was reduced. The debenture discount of $300,000 was immediately accreted to its original face value, since the debentures are immediately convertible.

NOTE 8- STOCKHOLDERS’ EQUITY

Private Placements

On February 27, 2006, the Company closed on private placements for 100,000 shares of common stock for an aggregate sale price of $25,000. The offer and sale was made to an “accredited investor” as defined in Rule 501(a) of Regulation D and the Company relied on Regulation D and Section 4(2) of the Securities act of 1933 to issue the securities without registration.

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

Lease obligation

The Company is currently leasing its existing office facility on a month-to-month basis. The total monthly rent expense is currently $3,669.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company’s CEO, Mr. John Treglia, advanced $85,326 to the Company during fiscal 2006; the total debt to the CEO is $95,326. This loan is unsecured, non-interest bearing with no terms for repayment.

NOTE 10 - SALE OF BUSINESS

On November 29, 2005 the Company entered into a settlement and release agreement with David and Pamela Streilein (collectively referred to as the “Settlement Parties”), whereas the settlement Parties shall receive all outstanding shares of the Company’s subsidiary Comprehensive Network Solutions, Inc. (“CNS”) as settlement for any amounts owed under their employment agreements with the Company. In addition to the shares, the Company assumes liabilities of approximately $20,000 and agrees to pay the Settlement Parties a total of $12,000 for unpaid salaries and expenses not reimbursed. The Company recognized a loss on the transaction of approximately $264,000. CNS incurred losses of $116,000 in 2006, prior to the divestment of the company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Jewett Schwartz & Associates, CPA. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officer has concluded that the disclosure controls and procedures are not effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Furthermore, the Certifying Officer concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in internal controls

We have not made any changes to our internal controls or procedures subsequent to the fourth quarter of 2006. We have identified some deficiencies and material weaknesses and other factors that could materially affect these controls or procedures, and therefore, corrective action is being taken to mitigate these weaknesses in controls and procedures.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 13, 2006, the names and ages of our directors, executive officers, and other significant employees; the date when each director was appointed; and all positions and offices held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

Name	Age	Positions Held	Date Appointed Director

John H. Treglia	63	Director, President, and, CEO and CFO	January 18, 2000
Dr. Frank Castanaro	54	Secretary and Director	February 17, 2000

Set forth below is information regarding the principal occupations of each current director during the past five years or more. None of the directors or principal executive officers holds the position of director in any other public company.

John H. Treglia is a graduate of Iona College, from which he received a BBA in Accounting in 1964. Since January 18, 2000, he has served as our president, secretary, and a director, devoting such time to our business and affairs as is required for the performance of his duties. From 1964 until 1971, Mr. Treglia was employed as an accountant by Ernst & Ernst. Thereafter, he founded and operated several businesses in various areas. From 1994 through 1998, Mr. Treglia served as a consultant to several companies which were in Chapter 11. These included J.R.B. Contracting, Inc., Laguardia Contracting, and Melli-Borrelli Associates. In 1996, Mr. Treglia founded Accutone Inc., a company engaged in the business of manufacturing and distributing hearing aids. He has served as our CEO since such time.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows compensation information for each of the fiscal years ended February 28, 2006, February 28, 2005 and February 28, 2004 for all persons who served as our chief executive officer. No other executive officers received compensation in excess of $100,000 during the fiscal year ended February 28, 2006.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Other Compensation

John H. Treglia ,	2006	$29,800	120,000 shares
Chief Executive	2005	$32,000	357,142 shares
Officer, Secretary and Director	2004	-0-	357,142 shares

Dr. Frank Castanaro	2006	$ -0-	0
Secretary and Director	2005	-0-	0
	2004	-0-	0

Pursuant to his employment agreement, John H. Treglia is to receive a total of $150,000 per year. For the fiscal year end February 28, 2006, Mr. Treglia received $29,800 in salary plus 120,000 shares. Mr. Treglia agreed to waive his rights to the balance owed to him under his employment agreement.

ITEM NO. 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 13, 2006, with respect to the persons known to us to be the beneficial owners of more than 5% of our common stock, $.10 par value. We know of no person, other than those listed in the Management’s Shareholdings Table, below, who owns more than 5% of our common stock. The following table sets forth information as of June 13, 2006, with respect to the beneficial ownership of our common stock, $.10 par value, of each of our executive officers and directors and all executive officers and directors as a group:

PRINCIPAL SHAREHOLDERS TABLE

Title Of Class Owner	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Class	Percent of Class

Common	Carlyn A. Barr(1) 13-44 Henrietta Court Fair Lawn, NJ 07410	2,837,026	18.46%

Common	Park Avenue Health Care Management One North Lexington Avenue White Plains, New York 10601	1,200,000	7.81%

Common	Dr. Frank J. Castanaro 71 Bradford Boulevard Yonkers, NY 10710	733,000	4.77%

(1)	Carlyn A. Barr is the wife of John H. Treglia. John Treglia has disavowed any interest in the shares of common stock owned by Ms. Barr.

Security Ownership of Management

The following table sets forth information as of June 13, 2006, with respect to the shareholdings of the Company’s executive officers and directors.

Title Of Class Owner	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Class (1)	Percent of Class

Common	John H. Treglia 13-44 Henrietta Court Fair Lawn, NJ 07410	0	0

Common	Dr. Frank J. Castanaro 71 Bradford Boulevard Yonkers, NY 10710	733,000	4.77%

Common	All directors and officers as a group (2 persons)	733,000	4.77%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of any transactions during the fiscal year ended February 28, 2006 or any presently proposed transactions, to which we were, or are, to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (ii) any of our directors or executive officers; (ii) any person who owns or has the right to acquire 5% or more of our issued and outstanding common stock; and (iii) any member of the immediate family of any such persons. Current management is not aware of any requirements, which may have been in effect prior to January 2000, with respect to the approval of related transactions by independent directors. Because of its current limited management resources, the company does not presently have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote of the majority, or the unanimous written consent, of the full board of directors. All member so the board of directors all members of the board of directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

Employment Agreement with John H. Treglia

On April 3, 2000, we entered into an employment agreement with John H. Treglia, our President and CEO. The agreement provides for an annual salary in the amount of $150,000 and a term of three years. On April 3, 2003 we entered into an amendment to such employment agreement extending the terms of the agreement for an additional five years based on the same terms and conditions. Mr. Treglia has agreed to waive the right to be paid in cash until, in the opinion of the board of directors; we have sufficient financial resources to make such payments. In lieu of cash salary payments, Mr. Treglia may accept shares of common stock at, or at a discount from the market price. His agreement provides for the possibility of both increases in salary and the payment of bonuses at the sole discretion of the board of directors, participation in any pension plan, profit-sharing plan, life insurance, hospitalization of surgical program or insurance program adopted by us (to the extent that the employee is eligible to do so under the provisions of such plan or program), reimbursement of business related expenses, for the non-disclosure of information which we deem to be confidential to it, for non-competition with us for the two-year period following termination of employment with us and for various other terms and conditions of employment. We do not intend to provide any of our employees with medical, hospital or life insurance benefits until our board of directors determines that we have sufficient financial resources to do so.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended February 28, 2006, we were billed approximately $17,500 for professional services rendered for the audit of our financial statements. We also were billed approximately $18,500 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended February 28, 2005.

Tax Fees

For the Company’s fiscal year ended February 28, 2006, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company paid an additional $63,5000 for other fees related to services rendered by our principal accountant during the fiscal year ended February 28, 2006.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

None

(b) Reports of Form 8-K filed in fourth quarter of the fiscal year:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

June 13, 2006	By /s/ John H. Treglia
John H. Treglia, President and CEO

By: /s/ Frank Castanaro
Dr. Frank Castanaro, Secretary

June 13, 2006	/s/ John H. Treglia
John H. Treglia, Director

/s/ Frank Castanaro
Dr. Frank Castanaro, Director

EXHIBIT SCHEDULE

EXHIBIT	DESCRIPTION

31.1	Chief Executive Officer’s and Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s and Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002