Form 10QSB
period 2006-05-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2006-07-24
CIK 69623

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-QSB

___________________________

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

Page Number

Part I.	Financial Information:

Item 1.	Condensed Consolidated Balance Sheets (unaudited)	3

	Condensed Consolidated Statements of Operations (unaudited)	4

	Condensed Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition	9-14
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Part II.	Other Information	16

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

May 31, 2006
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,842
Accounts receivable, net	33,669
Other current assets	25,000

Total current assets	111,511

Property and equipment, net	30,368

Total Assets	$141,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$325,401
Loan payable	40,000
Due to related party	110,321
Derivative liabilities	215,749

Total current liabilities	691,471

Convertible debentures and notes	705,000

Total Liabilities	1,396,471

Stockholders’ equity:
Preferred stock, no par value; 5,000 shares
authorized and no shares issued and outstanding	-
Common stock, $.10 par value: 20,000,000
shares, 15,418,184 shares issued	1,541,818
Additional paid-in capital	2,267,352
Accumulated deficit	(5,063,762)
Total stockholders’ equity	(1,254,592)

Total Liabilities and Stockholders’ Equity	$141,879

The accompanying notes are an integral part of these condensed consolidated financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended May 31, 2006 and 2005

	Three Months	Three Months
	Ended	Ended
	May 31, 2006	May 31, 2005
	(Unaudited)	(Unaudited)

Net revenue	$141,852	$137,427
Cost of sales	120,701	115,322

Gross profit	21,151	22,105

Selling, general and administrative expenses	75,312	150,417
Professional fees	39,325	91,600

Loss from operations	(93,486)	(219,912)

Other income (expense):
Gain on derivative liabilities	43,782	-
Interest expense	(24,170)	(2,767)

Total other income (expense)	19,612	(2,767)

Loss before income taxes	(73,874)	(222,679)

Income taxes	-	-

Net loss	$(73,874)	$(222,679)

Weighted average shares outstanding -
basic and diluted	15,369,065	13,303,959
Loss per share - basic and diluted	$(0.00)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended May 31, 2006 and 2005

	Three Months	Three Months
	Ended	Ended
	May 31, 2006	May 31, 2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(73,874)	$(222,679)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for bad debt	-	(10,000)
Depreciation and amortization	4,442	11,635
Interest expense recorded for beneficial conversion feature	13,081	-
Gain on derivative liabilities	(43,782)	-
Expense for shares and warrants issued for services rendered	7,887	54,003
Changes in current assets and liabilities:
Accounts receivable	(10,194)	16,195
Accounts payable and accrued expenses	19,630	(51,763)
Net cash used by operating activities	(82,810)	(202,609)

Cash Flows from Financing Activities
Issue of stock for operations
Proceeds from issuance of debentures and notes	75,000	200,000
Proceeds from loans from related party	14,495	-
Net cash provided by financing activities	84,492	200,000

Net increase (decrease) in cash and cash equivalents	6,685	(2,609)

Cash and cash equivalents, beginning of the period	46,157	17,133
Cash and cash equivalents, end of the period	$52,842	$14,524

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15	$2,767
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries, (the “Company”) is engaged in the business of selling and distributing hearing aids and providing the related audiological services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of May 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended February 28, 2006.

Use of Estimates

Use of estimates and assumptions by management is required in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Revenue Recognition

In accordance with Emerging Issues Task Force (“EITF”) 00-21, we have determined that certain of our contractual arrangements contain multiple deliverables which represent separate units of accounting, specifically, the initial hearing screening and the subsequent delivery of the hearing aid and any follow up services necessary. Revenue related to initial screening services is recognized upon delivery of the screening services as there is no further obligation to provide subsequent service, objective and reliable evidence of the fair value of these services exists and the delivery of these services have value to the customer on a stand-alone basis. Revenue is recognized on the delivery of hearing aids in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 48: Revenue Recognition When Right of Return Exists when delivery of the product has occurred and follow up service is completed assuming that collectibility is reasonably assured. If collection is doubtful, no revenue is recognized until such receivables are collected. Generally, customers have a 45 day period in which to either return the product or request follow up service; we therefore recognize revenue for products delivered only upon expiration of the 45 day return period.

Earnings (Loss) Per Common Share

Basic earning (loss)-per-share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method, if not anti-dilutive. In both periods presented, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of

Comprehensive Healthcare Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

stock options, warrants or convertible debentures ("Warrants") would be anti-dilutive or because the exercise prices were greater than the average market prices of the common shares. At May 31, 2006, a total of 8,000,128 Warrants with exercise or conversion prices ranging from $0.25 to $1.20 per share were not included in the computation of diluted loss per share since the inclusion would be antidilutive and the exercise prices were greater than the average market prices of the common shares.

Weighted average number	Three Months Ended
of shares outstanding	May 31, 2006	May 31, 2005
Basic	15,369,065	13,303,959
Effect of dilutive securities: Warrants	-	-
Diluted	15,369,065	13,303,959

For additional disclosures regarding the employee stock options, see the Form 10-KSB dated February 28, 2006.

Accounting for Convertible debentures, Warrants and Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on the accompanying balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

We use the Black Scholes Pricing Model to determine fair values of our derivatives.. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In particular, we use volatility rates based upon the closing stock price of the Company's common stock since February 2002, when the Company emerged from bankruptcy. We determined that share prices prior to this period do not reflect the ongoing business valuation of our current operations. We use a risk-free interest rate, which is the U. S. Treasury bill rate, for a security with a maturity that approximates the estimated expected life of our derivative or security. We use the closing market price of the Company's common stock on the date of issuance of a derivative or at the end of a quarter to determine fair value of a derivative at the end of the period. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of our derivative liabilities. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 176% to 180%, this volatility rate will likely change in the future. The Company's stock price will also change in the future. To the extent that our stock price increases or decreases, derivative liabilities will also increase or decrease, absent any change in volatility rates.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, certain of our warrants to purchase common stock are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are shown in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

We have penalty provisions in the registration agreements on our debentures and warrants that require us to make certain payments in the event of our failure to maintain, for certain prescribed periods, an effective registration statement for the common stock securities underlying the debentures and the associated warrants and failure to maintain the listing of our common stock for quotation on certain public securities markets. The EITF 05-04, which has not been adopted, considers alternative treatments including whether or not the registration right itself is a separate derivative liability, or if it is a derivative considered as a combined unit with the conversion feature of a convertible instrument. If the unit is considered separate, the EITF discusses possible alternative treatments

Comprehensive Healthcare Solutions, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

including the possibility that the combined unit is a derivative liability only if the maximum liquidated damages exceed the difference between the fair value of registered and unregistered shares. In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.

We consider the liquidated damages provision in our various security instruments to be combined with our registration rights and conversion derivatives, and accordingly, we do not account for the provision as a separate liability. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have an impact on the Company’s financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this filing are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

The Company

Directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., we are in the business of audiological services. We changed the focus of our marketing at both our subsidiaries to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. The hearing aid industry is competitively changing at a rapid pace. As a result, we decided to identify additional business opportunities for growth in various portions of the medical industry. Based on marketing research, we redirected our focus towards the 44 million plus uninsured and underinsured people throughout the United States.

To position ourselves to take advantage of this huge market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the CNS shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Following this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. This acquisition positioned us to take advantage of the opportunity to provide access to discounted health care provider networks and services. Refer to Subsequent Events in Item 2, Management’s Discussion and Analysis for further information about these marketing efforts.

Currently, our net revenue include transaction fees generated from our prescription discount cards as well as the sales of dental vision cards and Gold Cards. However, the majority of our net revenue was generated by fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiology revenue was derived from reimbursements from Medicare, Medicaid and third party payers. Generally, reimbursement from these parties can take as long as 60 to 120 days. With the implementation of the billing of Medicare payers on-line we have improved our collection cycle, reducing reimbursement turnaround times from approximately 90 days to approximately 60 days. Medicaid reimbursements can only be billed with various paper submissions which are mailed on a weekly basis. As a result, Medicaid payments, which constitute approximately 40% of our reimbursement, continue to take 60 to 90 days to be realized.

The acquisition of CNS allowed us to utilize the resources of both companies to enter the health benefit market with consumer choice products for individuals, employers, associations, unions and political subdivisions. Our current business plan focuses on marketing health care benefits that enable prospective clients to choose appropriate providers and financial arrangements that best meet their individual needs. CNS was primarily in the business of marketing chiro-care discount cards which management did not believe would be a broad enough benefit. Utilizing the experience of CNS management in the medical care discount card arena we were able to develop a marketing plan to sell and distribute medical care discount cards with a more inclusive group of prescription and medical coverage. This was additionally facilitated by the contacts already developed and in place by CNS management and marketing team. Since CNS did not achieve the anticipated revenue or profitability we anticipated, in the end of calendar year 2005 we divested our interest in this entity in order to lower our expenses.

During the last twelve months we have continued to expand our product line with additional benefits and alternative benefit funding options. These new expanded products are being offered to individuals and small employers; and customized private label versions of the products through our broker and consultant relationships to municipalities, charitable organizations, associations, unions, political subdivisions and large employers. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured through existing traditional defined benefit health plans.

Medical Discount Card Product and Marketing

We currently focus on specialty health benefits products, including, but not limited to three levels of provider networks. We have been and will continue to work on expanding our product with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect our marketing of “The Solution Card”. Both Comprehensive Healthcare Solutions and The Solution Card were trademarked by us for further protection for our new business operations. These expanded products are currently being offered to municipalities, charitable organizations, employers, fraternal organizations, union benefit funds, business associations, insurance companies, and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured, and in most instances are offered on a nationwide basis. These expanded products are also being offered to groups set forth above whose medical care costs are covered through existing traditional defined benefit health plans and have experienced large percentage increases in premiums as well as shrinking coverage and higher deductibles. The range of discounts on the medical services and products with the Solution Card family of products is between 10% and 60% with an overall average savings of 22% to 28%.

Management believes the core of our back office and fulfillment needs were met with the finalization of a joint marketing agreement with Alliance HealthCard, Inc. (symbol: ALHC.OB) on December 18, 2004 and has been renewed for a period of three years with automatic renewal for an indefinite number of three year terms unless either party notifies the other in writing of its election not to renew 120 days prior to the end of the period then currently in effect. Alliance HealthCard, Inc. creates, markets and distributes membership discount savings programs to predominantly underserved markets, where individuals have either limited or no health benefits. These programs allow members to obtain discounts in 16 areas of health care services including physician visits, hospital stays, pharmacy, dental, vision, patient advocacy and alternative medicine among others. We offer third-party organizations self-branded or private-label healthcare discount savings programs through our existing provider network agreements and systems. Founded in 1998 by health care and finance experts, Alliance HealthCard, Inc. now provides access to a network of over 600,000 healthcare professionals for the over 800,000 individuals covered by the Alliance HealthCard, Inc. which is based in Norcross, Georgia.

In February 2005, Comprehensive Alliance Group, Inc., as a result of the marketing arrangement between our company and Alliance, finalized an agreement with Financial Independence Company Insurance Services (FICIS) of Woodland Hills, California. FICIS is one of the ten largest employee benefit brokerage firms in the State of California and has a nationwide representation. The agreement was a result of the marketing efforts of our company and Cendant. The agreement is for the distribution of health discount cards by FICIS to various Cendant franchisees, their employees and associates. These discount cards will offer to the Cendant Group and other FICIS clients a choice of affordable and convenient health care options nationwide.

Although some revenue has been generated from this relationship during the three months ended May 31, 2006, we have not realized the full extent of the originally anticipated revenue stream as a result of delays in printing and distribution of the cards by FICIS. An appropriate plan of marketing and distribution was reformulated and the cards were subsequently printed in December 2005. This revised plan called for the direct mailing of over 500,000 prescription discount cards to three of the Cendant Real Estate Franchisees: Coldwell Banker, Century 21 and ERA by the end of January 2006. Each card is private labeled with the logo of each franchise as a “Choice RX” prescription discount card. We believe that we will begin to realize expanded revenue from these cards by the end of the current fiscal year.

Prescription Discount Cards

We derive revenue from the distribution and utilization of our prescription discount card as well as those private labeled for various municipalities and organizations. We receive a transaction fee every time a prescription discount card is used by a cardholder to fill an eligible prescription. Our fee is generated on approximately 80% to 85% of the prescription drugs purchased with the card. We believe, based on the demographics on the areas where we are focusing our marketing and distribution efforts, that between 8% and 15% of the total population of the cards distributed will be utilized on a regular monthly basis by the cardholder and their families. These are estimates derived by our management and there are no guarantees that we will meet these expectations. These demographics include municipalities and charitable foundations with high percentages of uninsured and underinsured populations. These groups are prime candidates to utilize the prescription discount cards and therefore benefit by obtaining discounts averaging 22% to 28% of the purchase price of the prescription drugs purchased with the cards.

Although we do not sell insured plans, the discounts realized by members through our programs typically range from 10% to 75% off providers’ usual and customary fees. In general, the overall average discounted fee is between 22% and 28%. Our programs require members to pay the provider at the time of service, thereby eliminating the need for any insurance claims filing. These discounts, which are similar to managed care discounts, typically save the individual more than the cost of the program itself.

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

Current Customer Base

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

We have previously disclosed that we have made presentations regarding our prescription discount cards to various other municipalities in Pennsylvania and New York. Although these counties had requested and received contracts as well as information on the cards and we have been in contact with these counties we will not have finalized contracts with these counties until we review the results of utilization in the above named counties. Most counties continue to express interest in proceeding. We will continue to negotiate with these counties during the early part of 2006 and believe that we can be successful in signing contracts with some of the counties and municipalities in Pennsylvania and New York. We are currently analyzing the revenue streams to ascertain whether we will generate revenues and profits and provide us with any appropriate Return on Investment.

Effective December 15, 2005, we entered into a settlement agreement with David and Pamala Streilein in which we agreed to divest our interest in Comprehensive Network Solutions, Inc. (“CNS”). Pursuant to the settlement agreement, we agreed to return our shares of CNS to the Streileins in consideration for the cancellation of the Streileins’ employment agreements with us as well as to forgive all salary past due and any future salary due under their employment agreements. CNS failed to provide the projected sales or revenue that we had anticipated upon execution of the agreement to acquire this entity. Although this acquisition allowed us entry into the discount card marketplace, the expense of operating CNS and paying the employment agreements no longer justified the originally projected benefit to us. Although there are prospects for CNS to reach significant revenue and profitability as a result of the State of Texas passing House Bill #7, which reformed workers’ compensation in Texas. After a review of potential revenue and the continually escalating expenses, management determined that it could not adequately fund these operations.

We believe it is in our best interests to utilize all available funds to expand and implement the current prescriptions and discount card programs being marketed by us.

Critical Accounting Policies and Estimates

We have identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. We believe our most significant accounting policies are related to the following areas: estimation of fair value of long-lived assets, revenue recognition and valuation of derivative liabilities. Details regarding our use of these policies and the related estimates are described fully in our 2006 Form 10-KSB. During the current period, there have been no material changes to our significant accounting policies that impacted our financial condition or results of operations.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have an impact on the Company’s financial position and results of operations.

THREE MONTHS ENDED MAY 31, 2006 COMPARED TO THREE MONTHS ENDED MAY 31, 2005

Revenue

Revenue for the three months ended May 31, 2006 and 2005 was $142,000 and $137,000, respectively. The increase of approximately $4,000 was due to increased revenue from discount card sales and was partially offset by a decrease in audiological services from $124,000 in the three months ended May 31, 2005 to $114,000 in the three months ended May 31, 2006. This decrease in audiological sales is due to that we have discontinued the servicing of nursing homes.

Cost of sales

Cost of sales was $121,000 and $115,000, in the three months ended May 31, 2006 and 2005, respectively. The cost of sales for audiological services increased from $105,000 to $109,000 despite a slight decrease in revenue. The increase was mainly due to increased cost of products, which we were unable to pass on to our customers, resulting in a slight erosion in our overall margins from 16.1% in the three months ended May 31, 2005 to 14.9% for the same period in 2005.

As a percent of revenue the cost of products increased from 33.1% to 48.4% in the three months ended May 31, 2006 and 2005, respectively,, while direct labor and commission as a percent of revenue decreased from 59.5% to 47.4% in the three months ended May 31, 2005 and 2006, respectively. Gross margins on discount card sales increased from 11.2% to 58.6%, for the same periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A expenses") were $75,000 and $150,000 for the three months ended May 31, 2006 and 2005, respectively, a reduction of $75,000, or 50%. Approximately $65,000 of the decrease was a result of the disposal of the CNS operation, which was sold in the end of calendar year 2005.

Professional fees were also diminished from $92,000 in the three months ended May 31, 2005 as compared to $39,000 for the same period in 2006, due to reduced payments for consultants raising financing, legal and accounting fees. As a percentage of revenue, SG&A expenses decreased from 176.1% to 80.8%.

Other expense

Other expenses include a gain of $44,000 on derivative liabilities from the outstanding warrants and convertible debentures. Interest expense increased from $3,000 to $24,000 as new financing was put in place after May 31, 2005.

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent. We believe that our audiology business should generate sufficient working capital to finance its current operations at existing levels of revenue. However, we do not believe that current cash generated by the audiology business is sufficient to expand its scope of business activities. In addition, current liabilities exceed our current assets, and as such, there is no assurance that we will be able to continue to conduct business without further financing. There exists also the possibility that some of the warrant holders may decide to exercise their warrants which would generate a substantial amount of additional financing.

We estimate that in order for us to achieve our marketing goals successfully for our Solution Card and its other related products we will require between $750,000 and $1,500,000 of additional capital. Management will need to seek external sources of financing in order to support any such expansion plans as the anticipated cash flows from the sale of our cards will not be sufficient to support any expansion plans. If we fail to do so, our growth will continue to be curtailed and we will concentrate on increasing the volume and profitability of our existing outlets, using any surplus cash flow from operations to expand our business as quickly as such resources will support.

We believe we will be able to raise a minimum of $500,000 through the sales of our securities and we will be able to establish credit lines that will further enhance our ability to finance the expansion of our business. There can be no assurance that we will be able to obtain outside financing on a debt or equity basis on favorable terms, if at all. In the event that there is a failure in any of the finance-related contingencies described above, the funds available to us may not be sufficient to cover the costs of our operations, capital expenditures and anticipated growth during the next twelve months.

We believe that our success will be largely dependent upon our ability to raise capital and then use such funds to:

•	expand our marketing presence to other municipalities, charitable organizations, unions, fraternal organizations, religious organizations and other large employer groups;
•	cover the costs of production and distribution of the additional 5,000,000-750,000,000 cards we anticipate will be sold and or distributed in the next 12-18 months;

•	hire additional marketing, administrative and service personnel; and
•	increase awareness of our medical discount cards at various trade shows.

On August 19, 2005, we entered into a consulting and financing agreement with Comprehensive Associates, LLC, a private investment group, pursuant to which we received $217,000 net of legal expenses and other related fees, in consideration for the issuance of two separate convertible debentures of $35,000 and $200,000, which are convertible at $.25 per share. In addition, we entered into an agreement to issue warrants which could raise an additional $2,665,000, if and when, the warrants are exercised. Under the consulting agreement, the investors received warrants to purchase 5 million shares at $0.25 per share. On September 29, 2005, Comprehensive Associates, LLC loaned us $28,000 to be utilized for the printing of cards. Our agreement calls for revenue sharing on all of the cards printed as a result of the utilization of these funds, as well as a nominal rate of interest on the loan.

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

As of May 31, 2006, our liquidity and capital resources included cash and cash equivalents of $53,000 compared to $46,000 at the beginning of the fiscal year. The $7,000 increase in total cash and cash equivalents from February 28, 2006 to May 31, 2006, was mainly due to the issue of debentures, partially offset by cash used by operating activities.

Cash used in operating activities totaled $83,000 in fiscal 2006 due to continued losses. The cash used in operations for the same period in the prior year was $203,000. The reduction in 2006 was mainly due to diminished losses.

Net cash provided by financing activities in fiscal 2006 totaled $89,000, mainly from issuance of debentures of $75,000.

We have total liabilities of $1.4 million and assets of $142,000. Without new financing, we will be forced to liquidate our businesses. Management is currently working diligently on raising new financing.

The following table provides a summary of the amounts due for our long-term contractual obligations by fiscal year:

	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond

Convertible debentures	$705,000	$235,000	$220,000	$250,000	$-
Leases	0		-	-	-
			-	-	-
Total	$705,000	$235,000	$220,000	$250,000	$-

Related Party Transactions

In May, 2006, the Company issued 52,586 shares to John Treglia, the Company's CEO, in compensation for services. During the quarterly period ended May 31, 2006, Mr. Treglia lent the Company an additional $14,495 for working capital and the total outstanding debt is $110,321 at May 31, 2006. The loan does not accrue interest and has no fixed repayment date.

Subsequent Events

As par of our new marketing program we have implemented in June and July several contracts which call for each organization to market our dental vision card as well as distributing our prescription discount card. These contracts call for each organization to be charged a wholesale price for our various medical care discount cards. The organization pays us a net price at which time the cards are issued. We incur no costs for billing the cards, once we are paid an annual fee the card is sent to the member.

In June 2005 we entered into an agreement with the Outlook Group, Inc. based in Forest Hills, NY. This contract was implemented in June of 2006. At the time the original contract was signed management anticipated that organizations represented by Outlook would be excellent venues for the distribution of our prescription discount cards. We have subsequently agreed with each of these organizations that will be marketing our various medical discount cards to their association members and their members’ employees. Some of these organizations include: Empire State Restaurant and Tavern Association, Long Island Gas Retailers Association, Health People, and Suffolk County Restaurant and Tavern Association.

We also signed and implemented a contract with Bronx Manhattan Realtors Association who is marketing our cards in the same manner as outlined above. No card is issued until we receive our annual fee for that particular medical care discount card.

On July 1, 2006 we signed a contract with Insurance Resources Group, LLC (“IRG”). IRG markets defined benefit health insurance plans. IRG will be purchasing our gold card which includes discounts on prescription drugs, dental care, vision care, eye ware, hearing care, alternative and preventative health, chiropractic, diabetic care, 24 hour ask a nurse hotline, physical therapy and health club memberships. Our enhanced Gold Card will be included in every Defined Benefit Health Insurance Plan that is sold by IRG.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. Our short-term debt bears interest at fixed rates; therefore our results of operations would not be affected by interest rate changes. The valuation of our derivative liabilities uses risk-free interest as one of the factors. A change in the interest rate will not materially affect the fair value of the liability, however, changes in certain other assumptions such as volatility rates used in the determination of fair value of these derivatives could materially affect the value of these warrants. Any resulting change in the fair value of derivative liabilities will be reflected in the Company’s statement of operations as a gain or loss on derivative liabilities in other income (expense).

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officer has concluded that the disclosure controls and procedures are not effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Furthermore, the Certifying Officer concluded that our disclosure controls and procedures in place were not designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officer and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

Changes in internal controls

We have made changes to our internal controls or procedures subsequent to the first quarter of 2006. We have employed an independent outside consultant to assist us in identifying some deficiencies and material weaknesses and other factors that could materially affect these controls or procedures, and therefore, corrective action is being taken to mitigate these weaknesses in controls and procedures.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

31.1	Section 302 Certification of Certifying Officer
32.1	Section 906 Certification of Certifying Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

By:	/s/ John H. Treglia
JOHN H. TREGLIA
Chief Executive Officer and
Chief Financial Officer

Dated:	July 24, 2006