Form 10KSB/A
period 2006-02-28
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2006-08-04
CIK 69623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________________

AMENDMENT NO. 1 TO FORM 10-KSB

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

TABLE OF CONTENTS

Explanatory Note:

This Annual Report on Form 10-KSB/A is being filed as Amendment Number 1 to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006. We are filing this form 10-KSB/A to restate our financial statements for the fiscal year ended February 28, 2006 to reflect additional operating and non-operating gains and losses related to the classification of and accounting for:

(1) the warrants issued in connection with issuance of convertible debt;

(2) conventional convertible debt issued

(3) the timing of expensing the beneficial conversion feature for some of the debt instruments

(4) the reclassification of the Company’s loss in 2006 on the sale of a subsidiary from other expense to operational expense

(5) the reclassification of depreciation and amortization for fiscal year 2005 to operating expenses

(6) the reclassification of certain cash flow items to properly report the investment and professional fee transactions and

(7) the correction of an inadvertent calculation error in the weighted average shares outstanding and the loss per share.

The accompanying financial statements for the two fiscal years in the period ended February 28, 2006 have been restated to effect the changes described above.

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, and 32.1.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB, which was prepared and relates to the Company as of February 28, 2006. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our February 28, 2006 Form 10-KSB. Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to speak as of June 13, 2006 (the original filing date of the February 28, 2006 Form 10-KSB), and does not reflect events occurring after the filing of our February 28, 2006 Form 10-KSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-KSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I	Page #

Business	1
Properties	13
Legal Proceedings	14
Submission of Matters to a Vote of Security Holders	14

PART II

Market for registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	15
Management’s Discussion and Analysis of financial Condition and
Results of Operations	15
Quantitative and Qualitative Disclosures about Market Risk	22
Financial Statements and Supplementary Data	23 - 35
Changes in Disagreements with Accountants on Accounting and
Financial Disclosure	36
Controls and Procedures	36

PART III

Directors and Executive Officers of the Registrant	37
Executive Compensation	37
Security Ownership of Certain Beneficial Owners and Management	38
Certain Relationships and Related Transaction	39
Principal Accounting Fees and Services	40

PART IV

Exhibits, Financial Statement Schedules and Reports on Form 8-K	40

SIGNATURES	41

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

Results of Operations

TWELVE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 2005

Sales for the fiscal year ended 2006 and 2005 were $522,000 and $459,000, respectively. The increase was due to increased revenue for audiological services from $412,000 in fiscal 2005 to $464,000 in fiscal 2006, mainly occurring in the State of Pennsylvania. The revenue from discount card sales was $57,000 for the year ended February 28, 2006 as compared to $47,000 for the year ended February 28, 2005.

Cost of sales was $473,000 and $392,000, in the years ended February 28, 2006 and 2005, respectively. The cost of sales for medical discount cards was $73,000 in fiscal 2006 as compared to $15,000 t fiscal 2005, the large increase consisted of printing of new discount cards for which very limited revenue had been achieved, during the fiscal year ended February 28, 2006. Management believes that future revenue will be achieved for the cards printed with minimal future costs.

The gross profit for the Company decreased from 14.5% in 2005 to 9.3% in 2006 primarily as a result of additional printing costs incurred in 2006 for discount cards of approximately $50,000 for which no revenue had been achieved. This cost created a negative gross profit in 2006 for the discount cards as compared to a 68.9% gross profit in the prior year. The gross profit on audiological sales was 13.9% in 2006 as compared to 8.3% in fiscal year 2005. The increase in profitability on audiological sales is attributed to lower direct cost of products, while direct labor and commissions maintained approximately the same percentage of revenue.

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

JEWETT, SCHWARTZ & ASSOCIATES

Hollywood, Florida

June 12, 2006

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
February 28, 2006

ASSETS		
Current assets		
Cash and cash equivalents	$	46,157
Accounts receivable, net		23,475
Other current assets		25,000
Total current assets		94,632
Property and equipment, net		34,810
Total assets	$	129,442
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current liabilities		
Accounts payable and accrued expenses		$315,771
Revolving line of credit		30,000
Due to related party		95,826
Derivative liability		259,531
Total current liabilities		701,128
Convertible debentures		630,000
Total liabilities		1,331,128
Stockholders' equity		
Preferred stock, no par value; 5,000 shares authorized and zero shares issued and outstanding		-
Common stock, $.10 par value; 20,000,000 shares authorized; 15,365,598 shares issued and outstanding		1,536,560
Additional paid-in capital		2,251,642
Accumulated deficit		(4,989,888)
Total stockholders' deficit		(1,201,686)
Total liabilities and stockholders' equity	$	129,442

See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended February 28,	
	2006	2005
Net sales	$ 521,856	$ 458,936
Cost of sales	473,353	392,303
Gross profit	48,503	66,633
Selling, general and administrative expenses	577,588	545,628
Professional fees	1,535,016	450,944
Impairment of assets	525,000	-
Depreciation and amortization	39,382	48,635
Loss on sale of business	265,313	-
Loss from operations	(2,893,796)	(978,574)
Other expenses:		
Gain on derivative liabilities	61,539	-
Interest expense, net	(363,972)	(7,619)
Total other expense	(302,433)	(7,619)
Loss before provision for income taxes	(3,196,229)	(986,193)
Provision for income taxes	-	-
Net loss	$ (3,196,229)	$ (986,193)
Net loss per share - basic and diluted	$ (0.22)	$ (0.08)
Weighted average common shares outstanding	14,489,338	13,107,869

See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock ($0.01 par value)		Additional paid-in	Deferred Stock-Based	Accumulated	
	Shares	Amount	Capital	Consulting	deficit	Total
Balance at February 29, 2004	11,667,309	$1,166,730	$689,780	($288,750)	($807,466)	$760,294
Private placement sales	981,600	98,160	392,640			490,800
Consultant agreement	250,000	25,000	100,000	(125,000)		0
Acquisition of CNS	405,050	40,505	364,545	(130,050)		275,000
Expense of deferred - stock based consulting				122,260		122,260
Net loss					(986,193)	(986,193)
Balance at February 28, 2005	13,303,959	1,330,395	1,546,965	(421,540)	(1,793,659)	662,161
Issuance of shares	100,000	10,000	15,000			25,000
Warrants issued in connection to issue of shares			15,458			15,458
Previously recorded subscription receivable			(25,000)			(25,000)
Derivatives and warrants issued in connection to sales of debentures			20,686			20,686
Shares issued for services	1,841,639	184,165	634,133			818,298
Shares issued for executive compensation	120,000	12,000	44,400			56,400
Expense of deferred - stock based consulting				421,540		421,540
Net loss					(3,196,229)	(3,196,229)
Balance at February 28, 2006	15,365,598	$ 1,536,560	$ 2,251,642	$ -	$ (4,989,888)	$(1,201,686)

See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended February 28, 2006	2005
Cash Flows From Operating Activities		
Net loss	$ (3,196,229)	$ (986,193)
Adjustments to reconcile net loss to net cash used by operating activities:		
Provision for doubtful accounts	(25,000)	48,539
Depreciation and amortization	39,382	48,635
Impairment of assets	525,000	-
Loss on sale of business	264,190	-
Gain on derivative liabilities	(61,539)	
Expense for warrants issued in connection with debentures and sale of shares	336,528	-
Expense for shares and warrants issued for services rendered	1,316,925	122,260
Changes in current assets and liabilities		
Accounts receivable	25,413	28,027
Other current assets	11,067	5,870
Accounts payable and accrued expenses	73,970	84,716
Net Cash Used by Operating Activities	(690,293)	(648,146)
Cash Flows From Investing Activities		
Purchases of property, plant and equipment	(1,550)	(15,931)
Net Cash Used in Investing Activities	(1,550)	(15,931)
Cash Flows From Financing Activities		
Issuance of common stock	25,000	490,800
Repayment of loans	(9,459)	(2,519)
Proceeds from convertible debentures	630,000	-
Proceeds from loans from related party	75,326	20,500
Net Cash Provided by Financing Activities	720,867	508,781
Net increase (decrease) in cash and cash equivalents	29,024	(155,296)
Cash and cash equipvalents, beginning of year	17,133	172,429
Cash and cash equivalents, end of year	$ 46,157	$ 17,133
Supplemental Disclosure of Cash Flow Information:		
Cash paid during the year for:		
Interest	$ 2,052	$ 7,619
Taxes	$ -	$ -
Non-cash Investing and Financing Activities:		
Common stock issued for acquisition of business	$ -	$ 275,000
Derivative liability recorded	$ 259,531	$ -
Common stock issued for services rendered	$ 874,700	$ 255,050

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, certain of the Company’s warrants to purchase common stock are accounted for as liabilities. The fair value of these warrants are shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) on derivative liabilities.”

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- NUMBER OF SHARES OUTSTANDING

The following table sets forth the computation of basic and diluted share data:

	2006	2005
Weighted average number shares of outstanding – basic	14,489,338	13,107,869
Effect of dilutive securities: Convertible Debentures and warrants	-	-
Weighted average number of shares outstanding – diluted	14,489,338	13,107,869

Not included weighted average dilutive securities above (anti-dilutive)	744,444	-

Total warrants and other instruments convertible to common stock	7,631,985	-

Shares outstanding:
Beginning outstanding shares	13,743,959	11,922,309
Issuance of shares	1,621,639	1,821,650

Ending outstanding shares	15,365,598	13,743,959

NOTE 4- PROPERTY AND EQUIPMENT:

Property and equipment as of February 28, 2006, is as follows:

Leasehold improvements	25,000
Machinery and equipment	127,259
Furniture and fixtures	6,200
158,459
Less accumulated depreciation	(123,649)
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

Debentures		Interest	Interest	Right to		Conversion	Number
Issue date	Amount	rate	payable	convert	Due date	price	of shares
06/01/05	$ 40,000	6%	quarterly	5/31/2006	06/01/10	$ 0.50	80,000
06/01/05	$ 40,000	6%	quarterly	5/31/2007	06/01/10	$ 0.75	53,333
06/01/05	$ 40,000	6%	quarterly	5/31/2008	06/01/10	$ 0.75	53,333
06/01/05	$ 40,000	6%	quarterly	5/31/2009	06/01/10	$ 1.00	40,000
06/01/05	$ 40,000	6%	quarterly	5/31/2010	06/01/10	$ 1.00	40,000

08/01/05	$ 10,000	6%	quarterly	5/31/2006	06/01/10	$ 0.50	20,000
08/01/05	$ 10,000	6%	quarterly	5/31/2007	06/01/10	$ 0.75	13,333
08/01/05	$ 10,000	6%	quarterly	5/31/2008	06/01/10	$ 0.75	13,333
08/01/05	$ 10,000	6%	quarterly	5/31/2009	06/01/10	$ 1.00	10,000
08/01/05	$ 10,000	6%	quarterly	5/31/2010	06/01/10	$ 1.00	10,000

08/19/05	$ 35,000	6%	Maturity	08/19/05	01/30/06	$ 0.25	140,000
08/19/05	$ 200,000	6%	Maturity	08/19/05	12/31/06	$ 0.25	800,000

11/28/05	$ 25,000	5%	quarterly	11/28/05	05/29/07	$ 0.25	100,000
11/28/05	$ 20,000	5%	quarterly	11/28/05	05/29/07	$ 0.25	80,000
11/28/05	$ 100,000	5%	quarterly	11/28/05	05/29/07	$ 0.25	400,000

	$ 630,000						1,853,333
Warrants
11/28/05				11/28/05	11/27/08	$ 0.25	58,000
11/28/05				11/28/05	11/27/08	$ 0.40	193,332
11/28/05				11/28/05	11/27/08	$ 0.80	193,332
11/28/05				11/28/05	11/27/08	$ 1.20	193,332
08/19/05				08/19/05	08/19/10	$ 0.25	5,000,000
02/27/06				02/27/06	02/27/08	$ 0.25	100,000

Sub-total							7,591,329

Accrued interest convertible to shares							40,655

Total debt instruments convertible to shares							7,631,985

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

NOTE 11 - SALE OF BUSINESS

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

12.	Restatement and reclassifications of previously issued financial statements

Summary of Restatement and Reclassification Items

In June, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended February 28, 2006 to reflect corrections to accounting for: (1) the warrants issued in connection with issuance of convertible debt; (2) conventional convertible debt issued and (3) the timing of expensing the beneficial conversion feature for some of the debt instruments.

The Company had previously classified the value of one of the warrants to purchase common stock, as equity. After further review, the Company has determined that this instrument should have been classified as liability and therefore, the fair value of this instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair value of this instrument will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The Company had previously recognized expense for the embedded derivative in two convertible debt instruments using a vesting schedule of the conversion feature. After further review, the Company determined that the instruments are conventional convertible debt and no expense should be recognized as the there is no beneficial conversion feature, since the conversion price of the debenture was above market price at issuance.

The Company had previously recorded the expense for the beneficial conversion feature at the time of issuance of the convertible debt. After further review, the Company determined that the expense should be recorded over the term of the debenture.

The Company reclassified its loss in 2006 on the sale of a subsidiary from other expense to operating expense to properly report the transaction.

The Company reclassified its depreciation and amortization for fiscal year 2005 to be part of operating expense, reclassified certain cash flow items to properly report the investment and professional fee transactions.

The Company in its review of the 2005 financial statements detected an inadvertent calculation error in the weighted average shares outstanding and the loss per share, which in the restated financial statements have been corrected.

The accompanying financial statements for the year ended December 31, 2005 have been restated to effect the changes described above.

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of February 28, 2006:

February 28, 2006		
ASSETS			
Current assets	**As reported**	**Adjustment**	**As restated**
Cash and cash equivalents	$ 46,157		$ 46,157
Accounts receivable, net	23,475		23,475
Other current assets	25,000		25,000
Total current assets	94,632		94,632
Property and equipment, net	34,810		34,810
Total assets	$ 129,442	$ -	$ 129,442
LIABILITIES AND STOCKHOLDERS' EQUITY			
Current liabilities			
Accounts payable and accrued expenses	$ 315,771	$ -	$ 315,771
Revolving line of credit	30,000		30,000
Due to related party	95,826		95,826
Derivative liability	249,518	10,013	259,531
Total current liabilities	691,115	10,013	701,128
Convertible debentures	630,000		630,000
Total liabilities	1,321,115	10,013	1,331,128
Stockholders' equity			
Preferred stock, no par value; 5,000 shares			
authorized and zero shares issued and outstanding	-		-
Common stock, $.10 par value; 20,000,000 shares			
authorized; 15,365,598 shares issued and outstanding	1,536,560		1,536,560
Additional paid-in capital	2,857,159	(605,517)	2,251,642
Accumulated deficit	(5,585,392)	595,504	(4,989,888)
Total stockholders' deficit	(1,191,673)	(10,013)	(1,201,686)
Total liabilities and stockholders' equity	$ 129,442	$ -	$ 129,442

Statement of Operations Impact

The following tables set forth the effects of the restatement adjustments on the Company’s consolidated statement of operations as of February 28, 2006 and 2005, respectively:

	For the year ended February 28, 2006
	As Previously Reported	Adjustment	As Restated
Net sales	$521,856		$521,856
Cost of sales	473,353		473,353

Gross profit	48,503		48,503

Selling, general and administrative expenses	577,588		577,588
Professional fees	1,535,016		1,535,016
Impairment of assets	525,000		525,000
Depreciation and amortization	39,382		39,382
Loss on sale of business	-	265,313	265,313
Loss from operations	(2,628,483)	(265,313)	(2,893,796)

Other expenses:
Loss on sale of business	265,313	(265,313)	-
Gain on derivative liabilities	-	61,539	61,539
Interest expense, net	897,937	533,965	(363,972)

Total other expense	1,163,250	860,817	(302,433)

Loss before provision for income taxes	(3,791,733)	595,504	(3,196,229)
Provision for income taxes	-	-

Net loss	$(3,791,733)	$595,504	$(3,196,229)

Net loss per share – basic and diluted	$(0.26)	$0.04	$(0.22)

Weighted average common shares outstanding	14,489,338	-	14,489,338

	For the year ended February 28, 2005
	As Previously Reported	Adjustment	As Restated
Net sales	$458,936		$458,936
Cost of sales	392,303		392,303

Gross profit	66,633		66,633

Selling, general and administrative expenses	545,628		545,628
Professional fees	450,944		450,944
Depreciation and amortization	-	48,635	48,635

Loss from operations	(929,939)	(48,635)	(978,574)

Other expenses:
Interest expense, net	7,619		7,619
Depreciation and amortization	48,635	(48,635)	-

Total other expense	56,254	-	7,619

Loss before provision for income taxes	(986,193)	-	(986,193)
Provision for income taxes	-	-	-

Net loss	$(986,193)		$(986,193)

Net loss per share – basic and diluted	$(0.07)	(0.01)	$(0.08)

Weighted average common shares outstanding	12,769,887	337,982	13,107,869

Cash Flow Impact

The following tables set forth the effects of the restatement adjustments on the Company’s consolidated cash flows as of February 28, 2006 and 2005, respectively:

For the year ended February 28, 2006		
	As reported	Adjustment	As restated
Cash Flows From Operating Activities			
Net loss	$ (3,791,733)	$ 595,504	$ (3,196,229)
Adjustments to reconcile net loss to net cash used by operating activities:			
Provision for doubtful accounts	(25,000)		(25,000)
Depreciation and amortization	39,382		39,382
Impairment of assets	525,000		525,000
Loss on sale of business	264,190		264,190
Gain on derivative liabilities		(61,539)	(61,539)
Expense for warrants issued in connection with debentures and sale of shares	870,196	(533,668)	336,528
Expense for shares and warrants issued for services rendered	1,317,222	(297)	1,316,925
Changes in current assets and liabilities			
Accounts receivable	25,413		25,413
Other current assets	11,067		11,067
Accounts payable and accrued expenses	73,970		73,970
Net Cash Used by Operating Activities	(690,293)	-	(690,293)
Cash Flows From Investing Activities			
Purchases of property, plant and equipment	(1,550)		(1,550)
Net Cash Used in Investing Activities	(1,550)	-	(1,550)
Cash Flows From Financing Activities			
Issuance of common stock	25,000		25,000
Repayment of loans	(9,459)		(9,459)
Proceeds from convertible debentures	630,000		630,000
Proceeds from loans from related party	75,326		75,326
Net Cash Provided by Financing Activities	720,867	-	720,867
Net increase (decrease) in cash and cash equivalents	29,024	-	29,024
Cash and cash equipvalents, beginning of year	17,133	-	17,133
Cash and cash equivalents, end of year	$ 46,157	$ -	46,157
Supplemental Disclosure of Cash Flow Information:			
Cash paid during the year for:			
Interest	2,052		2,052
Taxes	-		-
Non-cash Investing and Financing Activities:			
Derivative liability recorded	249,518	10,013	259,531

For the year ended February 28, 2005		
	As reported	Adjustment	As restated
Cash Flows From Operating Activities			
Net loss	$ (986,193)	$ -	$ (986,193)
Adjustments to reconcile net loss to net cash used by operating activities:			
Provision for doubtful accounts	48,539		48,539
Depreciation and amortization	48,635		48,635
Common stock issued for services to be rendered	(124,723)	124,723	0
Expense for shares and warrants issued for services rendered		122,260	122,260
Changes in current assets and liabilities			
Accounts receivable	28,027		28,027
Other current assets	(2,197)	8,067	5,870
Accounts payable and accrued expenses	84,172	544	84,716
Net Cash Used by Operating Activities	(903,740)	255,594	(648,146)
Cash Flows From Investing Activities			
Purchases of property, plant and equipment	(15,931)	0	(15,931)
Purchases of goodwill and intangible assets	(276,975)	276,975	0
Net Cash Used in Investing Activities	(292,906)	276,975	(15,931)
Cash Flows From Financing Activities			
Issuance of common stock	1,020,850	(530,050)	490,800
Repayment of loans	0	(2,519)	(2,519)
Proceeds from convertible debentures	-		-
Proceeds from loans from related party	20,500		20,500
Net Cash Provided by Financing Activities	1,041,350	(532,569)	508,781
Net increase (decrease) in cash and cash equivalents	(155,296)	0	(155,296)
Cash and cash equipvalents, beginning of year	172,429	0	172,429
Cash and cash equivalents, end of year	17,133	0	17,133
Supplemental Disclosure of Cash Flow Information:			
Cash paid during the year for:			
Interest	7,619		7,619
Taxes	-		-
Non-cash Investing and Financing Activities:			
Common stock issued for acquisition of business		275,000	275,000
Common stock issued for services rendered		255,050	255,050

Cash Flow Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated cash flows as of February 28, 2006 and 2005, respectively:

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

August 3, 2006	By /s/ John H. Treglia
John H. Treglia, President and CEO

By: /s/ Frank Castanaro
Dr. Frank Castanaro, Secretary

August 3, 2006	/s/ John H. Treglia
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