Form 10QSB
period 2006-08-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2006-10-23
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-QSB
___________________________

|☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

OR

|☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26715

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-0962699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Ludlow Street, Suite 602
Yonkers, New York 10705
(Address of principal executive offices) (Zip Code)

(914) 375-7591
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The Registrant is a shell company. Yes [ ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 20, 2006, we had 17,077,109 shares of common stock outstanding, $0.10 par value.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

		Page Number
Part I.	Financial Information:

Item 1.	Financial Statements Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition	9-16
	and Results of Operations

Item 3.	Controls and Procedures	17

Part II.	Other Information	18
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Item 1. Financial Statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

August 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$7,076
Accounts receivable, net	33,853
Other current assets	25,000

Total current assets	65,929

Property and equipment, net	25,433

Total Assets	$91,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$328,829
Loan payable	40,000
Due to related party	118,321
Convertible debentures, short term	307,292
Derivative liabilities	362,846

Total current liabilities	1,157,288

Convertible debentures and notes, long term	129,490

Total Liabilities	1,286,778

Stockholders’ equity:
Preferred stock, no par value; 5,000 shares
authorized and no shares issued and outstanding -
Common stock, $.10 par value: 20,000,000
shares, 15,418,184 shares issued	1,706,818
Additional paid-in capital	2,167,127
Accumulated deficit	(5,069,361)
Total stockholders’ deficit	(1,195,416)

Total Liabilities and Stockholders’ Equity	$91,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended August 31, 2006 and 2005
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005

Net sales	$194,355	$156,360	$336,207	$293,787
Cost of sales	132,810	134,840	253,511	250,162

Gross profit	61,545	21,520	82,696	43,625

Selling, general and administrative expenses	129,287	126,524	204,599	276,941
Professional fees	97,033	162,582	136,358	254,182

Loss from operations	(164,775)	(267,586)	(258,261)	(487,498)

Other income (expenses):
Gain on derivative liabilities	358,777	-	940,795	-
Interest expense, net	(85,185)	(1,882)	(167,948)	(4,649)

Total other income (expense)	273,592	(1,882)	772,847	(4,649)

Income (loss) before income taxes	108,817	(269,468)	514,586	(492,147)

Income taxes	-	-	-	-

Net income (loss)	$108,817	$(269,468)	$514,586	$(492,147)

Income (loss) per share - basic and diluted	$0.01	$(0.02)	$0.03	$(0.04)
Weighted average shares outstanding -
basic and diluted	16,747,439	13,303,959	16,054,754	13,303,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended August 31,
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net loss	$514,586	$(492,147)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for bad debt	-	(20,000)
Depreciation and amortization	9,377	26,229
Gain on derivative liabilities	(912,705)	-
Interest expense, amortization of debt discount	117,599	-
Expense for shares and warrants issued for services rendered	121,888	108,004
Changes in current assets and liabilities:
Accounts receivable	(10,378)	27,182
Accounts payable and accrued expenses	23,057	(46,594)
Net cash used in operating activities	(136,576)	(397,326)

Cash Flows from Investing Activities:
Purchases of equipment	-	(1,550)
Net cash used in investing activities	-	(1,550)

Cash Flows from Financing Activities:
Proceeds from issuance of debentures and notes	75,000	285,000
Proceeds from loans	-	263,000
Proceeds from loans from related party	22,495	-
Net cash provided by financing activities	97,495	548,000

Net (decrease) increase in cash and cash equivalents	(39,081)	149,124

Cash and cash equivalents, beginning of the period	46,157	17,133
Cash and cash equivalents, end of the period	$7,076	$166,257

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15	$4,649
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Derivative liability recorded	$940,795	$-
Common stock issued for services rendered	$121,888	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries, (the “Company”) is engaged in the business of selling and distributing hearing aids and providing the related audiological services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of August 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 10-KSB/A and Annual Report for the fiscal year ended February 28, 2006 and the other Quarterly Reports on Form 10-Q to be or have been filed by us in our fiscal year 2007, which runs from March 1, 2006 to February 28, 2007.

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

Earnings (Loss) Per Common Share
Basic earning (loss)-per-share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method, if not anti-dilutive. In both periods presented, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of stock options, warrants or convertible debentures ("Warrants") would be anti-dilutive or because the exercise prices were greater than the average market prices of the common shares. At August 31, 2006, a total of 8,061,753 Warrants with exercise or conversion prices ranging from $0.25 to $1.20 per share were not included in the computation of diluted earnings per share since the exercise prices were greater than the average market prices of the common shares.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Weighted average number	Three Months Ended
of shares outstanding	August 31, 2006	August 31, 2005
Basic	16,747,439	13,303,959
Effect of dilutive securities: Warrants	-	-
Diluted	16,747,439	13,303,959

For additional disclosures regarding the employee stock options, see the Form 10-KSB/A dated February 28, 2006.

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

In particular, we use volatility rates for a time period similar to the length of the underlying convertible instrument based upon the daily closing stock price of the Company's common stock. We did not use any stock prices prior to February 2002 when the Company emerged from bankruptcy. We determined that share prices prior to this period do not reflect the ongoing business valuation of our current operations. We use a risk-free interest rate, which is the U. S. Treasury bill rate, for a security with a maturity that approximates the estimated expected life of our derivative or security. We use the closing market price of the Company's common stock on the date of issuance of a derivative or at the end of a quarter to determine fair value of a derivative at the end of the period. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of our derivative liabilities. The volatility for the calculation of the embedded and freestanding derivatives as of August 31, 2006 ranged from 180% to 203%, this volatility rate will likely change in the future. The Company's stock price will also change in the future. To the extent that our stock price increases or decreases, derivative liabilities will also increase or decrease, absent any change in volatility rates.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, all of our warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are shown in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

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

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole instrument on a fair value basis. This Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal 2008. We are currently evaluating the impact the Statement may have on ours results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have an impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (permit) assets or liabilities to be measured at fair value but not does expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have an impact on the Company’s financial position and results of operations.

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

To attempt to position ourselves to take advantage of this market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the CNS shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Following this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. This acquisition positioned us to take advantage of the opportunity to provide access to discounted health care provider networks and services.

Currently, our net revenue includes transaction fees generated from our prescription discount cards as well as the sales of dental vision cards and Gold Cards. However, the majority of our net revenue was generated by fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiology revenue was derived from reimbursements from Medicare, Medicaid and third party payers. Generally, reimbursement from these parties can take as long as 60 to 120 days. With the implementation of the billing of Medicare payers on-line we have improved our collection cycle, reducing reimbursement turnaround times from approximately 90 days to approximately 60 days. Each of the above factors including the continued non-profitability of these operations has caused management to consider a possible divestiture of these two business sectors and to potential pursue other business arrangements.

The acquisition of CNS allowed us to utilize the resources of both companies to enter the health benefit market with consumer choice products for individuals, employers, associations, unions and political subdivisions. Our current business plan focuses on marketing health care benefits that enable prospective clients to choose appropriate providers and financial arrangements that best meet their individual needs. CNS was primarily in the business of marketing chiro-care discount cards which management did not believe would be a broad enough benefit. However, since CNS did not achieve the anticipated revenue or profitability we anticipated, in the end of calendar year 2005 we divested our interest in this entity in order to lower our expenses.

During the last twelve months we continued to expand our product line with additional benefits and alternative benefit funding options. Although these new expanded products have been and are still being offered to individuals and small employers; and customized private label versions of the products through our broker and consultant relationships to municipalities, charitable organizations, associations, unions, political subdivisions and large employers we have not been successful in generating significant operating revenues from this line of business.

Medical Discount Card Product and Marketing

We currently focus on specialty health benefits products, including, but not limited to three levels of provider networks. We have been working on expanding our product with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect our marketing of “The Solution Card”. Both Comprehensive Healthcare Solutions and The Solution Card were trademarked by us for further protection for our new business operations. These expanded products are currently being offered to municipalities, charitable organizations, employers, fraternal organizations, union benefit funds, business associations, insurance companies, and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured, and in most instances are offered on a nationwide basis.

Management believed the core of our back office and fulfillment needs would be met with the finalization of a joint marketing agreement with Alliance HealthCard, Inc. (symbol: ALHC.OB) on December 18, 2004 and has been renewed for a period of three years with automatic renewal for an indefinite number of three year terms unless either party notifies the other in writing of its election not to renew 120 days prior to the end of the period then currently in effect. Alliance HealthCard, Inc. creates, markets and distributes membership discount savings programs to predominantly underserved markets, where individuals have either limited or no health benefits. These programs allow members to obtain discounts in 16 areas of health care services including physician visits, hospital stays, pharmacy, dental, vision, patient advocacy and alternative medicine among others. We offer third-party organizations self-branded or private-label healthcare discount savings programs through our existing provider network agreements and systems. Founded in 1998 by health care and finance experts, Alliance HealthCard, Inc. now provides access to a network of over 600,000 healthcare professionals for the over 800,000 individuals covered by the Alliance HealthCard, Inc. which is based in Norcross, Georgia.

In February 2005, Comprehensive Alliance Group, Inc., as a result of the marketing arrangement between our company and Alliance, finalized an agreement with Financial Independence Company Insurance Services (FICIS) of Woodland Hills, California. FICIS is one of the ten largest employee benefit brokerage firms in the State of California and has a nationwide representation. The agreement was a result of the marketing efforts of our company and Cendant. The agreement is for the distribution of health discount cards by FICIS to various Cendant franchisees, their employees and associates. These discount cards offered to the Cendant Group and other FICIS clients a choice of affordable and convenient health care options nationwide.

Although some immaterial revenue has been generated from this relationship during the three months ended August 31, 2006, we have not realized the full extent of the originally anticipated revenue stream as a result of delays in printing and distribution of the cards by FICIS. An appropriate plan of marketing and distribution was reformulated and the cards were subsequently printed in December 2005. Although the revised plan called for the direct mailing of over 500,000 prescription discount cards to three of the Cendant Real Estate Franchisees: Coldwell Banker, Century 21 and ERA by the end of January 2006 we were not successful in meeting this time period. Each card was private labeled with the logo of each franchise as a “Choice RX” prescription discount card. We believed that we would begin to realize expanded revenue from these cards by the end of the current fiscal year, but the results to date have been disappointing. We believe that although the cards were distributed to the various offices, they were never properly distributed to various personnel in each office which resulted in no significant increase in revenues.

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

We have previously disclosed that we have made presentations regarding our prescription discount cards to various other municipalities in Pennsylvania and New York. Although these counties had requested and received contracts as well as information on the cards and we have been in contact with these counties we will not have finalized contracts with these counties until we review the results of utilization in the above named counties. Most counties continue to express interest in proceeding. We discontinued negotiations with these counties during the early part of the third quarter of 2006 although we believed that we could be successful in signing contracts with some of the counties and municipalities in Pennsylvania and New York. We continued analyzing the revenue streams to ascertain whether we would generate revenues and profits and provide us with any appropriate return on our investment. At this time we do not believe that the revenues are sufficient to continue to expend capital in this market.

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

We signed and implemented a contract with Bronx Manhattan Realtors Association whichis marketing our cards in the same manner as outlined above. No card is issued until we receive our annual fee for that particular medical care discount card.

On July 1, 2006 we signed a contract with Insurance Resources Group, LLC (“IRG”). IRG markets defined benefit health insurance plans. IRG will be purchasing our gold card which includes discounts on prescription drugs, dental care, vision care, eye ware, hearing care, alternative and preventative health, chiropractic, diabetic care, 24 hour ask a nurse hotline, physical therapy and health club memberships. Our enhanced Gold Card will be included in the majority of the Defined Benefit Health Insurance Plan that is sold by IRG.

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

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 155, “Accounting for Certain Hybrid Instruments,” which is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole instrument on a fair value basis. This Statement also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of fiscal 2008. We are currently evaluating the impact the Statement may have on ours results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have an impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (permit) assets or liabilities to be measured at fair value but not does expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have an impact on the Company’s financial position and results of operations.

THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2005

Revenue

Revenue for the three months ended August 31, 2006 and 2005 was $194,355 and $156,360, respectively, an increase of $37,995 or 24%. This increase was primarily due to increased revenue from discount card sales partially offset by a decrease in audiological services. This decrease in audiological sales is due to the discontinuation of service to nursing homes.

Cost of sales

Cost of sales was $132,810 and $134, 840 for in the three months ended August 31, 2006 and 2005, respectively, a decrease of $2,030 or 1.5%. Cost of sales includes cost of products sold, direct labor and commissions. The cost of sales for audiological services decreased from $113,702 to $103,891, while cost of sales associated with discount card sales increased from $21,138 to $28,920. The overall margin increased from 14% to 32% for the three months ended August 31, 2006 compared to the same period in the prior year. The increase was mainly due to increased margins on discount card sales. During the three months ended August 31, 2005 negative margin was recorded on discount card sales.

As a percent of revenue the cost of products decreased from 86% to 68% in the three months ended August 31, 2005 and 2006, respectively, while direct labor and commission as a percent of revenue decreased from 42% to 22% in the three months ended August 31, 2005 and 2006, respectively. Cost of products sold as a percent of revenue increased 2% in the current quarter as compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A expenses") were $129,287 and $126,524 for the three months ended August 31, 2006 and 2005, respectively, an increase of $2,763, or 2%. As a percentage of revenue, SG&A expenses decreased from 81% to 67%.

Professional Fees

Professional fees were $97,033 and $162,582 for the three months ended August 31, 2006 and 2005, respectively, a decrease of $65,549 or 40% due to reduced expense for consultants raising financing, legal and accounting fees. As a percentage of revenue, professional fees decreased from 104% to 50%.

Other income (expense)

Other income (expense) includes a gain of $358,777 on derivative liabilities from the outstanding warrants and convertible debentures, due to the decrease in the Company’s share price during the second of fiscal 2007. Interest expense increased from $1,882 to $85,185 as new financing was put in place after May 31, 2005, and $74,000 of the expense in 2006 is amortization of loan discount.

SIX MONTHS ENDED AUGUST 31, 2006 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2005

Revenue

Revenue for the six months ended August 31, 2006 and 2005 was $336,207 and $293,787, respectively, an increase of $42,420 or 14%. This increase was primarily due to increased revenue from discount card sales offset by a decrease in audiological services. This decrease in audiological sales is due to the discontinuation of service to nursing homes.

Cost of sales

Cost of sales was $253,511 and $250,162 for in the six months ended August 31, 2006 and 2005, respectively, an increase of $3,349 or 1.3%. Cost of sales includes cost of products sold, direct labor and commissions. The cost of sales for audiological services decreased from $219,103 to $212,994, while cost of sales associated with discount card sales increased from $31,058 to $40,517. The overall margin increased from 15% to 25% for the six months ended August 31, 2006 compared to the same period in the prior year. The increase was mainly due to increased margins on discount card sales. During the six months ended August 31, 2005 negative margin was recorded on discount card sales.

As a percent of revenue the cost of products decreased from 85% to 75% in the six months ended August 31, 2005 and 2006, respectively, while direct labor and commission as a percent of revenue decreased from 47% to 29% in the six months ended August 31, 2005 and 2006, respectively. Cost of products sold as a percent of revenue increased 8% in the current period as compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A expenses") were $204,599 and $276,941 for the six months ended August 31, 2006 and 2005, respectively, a decrease of $72,342, or 26%. Approximately $65,000 of the decrease was a result of the disposal of the CNS operation, which was sold in the end of calendar year 2005. As a percentage of revenue, SG&A expenses decreased from 94% to 61%.

Professional Fees

Professional fees were $136,358 and $254,182 for the six months ended August 31, 2006 and 2005, respectively, a decrease of $117,824 or 46% due to reduced expense for consultants raising financing, legal and accounting fees. As a percentage of revenue, professional fees decreased from 87% to 41%.

Other income (expense)

Other income (expense) includes a gain of $940,795 on derivative liabilities from the outstanding warrants and convertible debentures, due to the decrease in the Company’s share price during the six months ended August 31, 2006. Interest expense increased from $4,649 to $167,948 as new financing was put in place after May 31, 2005, and $118,000 of the expense in 2006 is amortization of loan discount.

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

On June 1 and August 1, 2005, we issued convertible debentures in the amounts of $200,000 and $50,000, respectively. The debentures have a term of five years and are convertible 20% per year to common stock of our company. The conversion rates are $0.50, $0.75, $0.75, $1.00 and $1.00, for the respective tranches that are convertible each year. Interest due may be paid in cash or in shares at the option of the debenture holder. The debt instruments are currently in default as we have not made the required interest payments. The lender cannot accelerate the due date on the debt.

On August 19, 2005, we entered into a consulting and financing agreement with Comprehensive Associates, LLC, a private investment group, pursuant to which we received $217,000 net of legal expenses and other related fees, in consideration for the issuance of two separate convertible debentures of $35,000 and $200,000, which are convertible at $.25 per share. In addition, we entered into an agreement to issue warrants which could raise an additional $2,665,000, if and when, the warrants are exercised. Under the consulting agreement, the investors received warrants to purchase 5 million shares at $0.25 per share. On September 29, 2005, Comprehensive Associates, LLC loaned us $28,000 to be utilized for the printing of cards. Our agreement calls for revenue sharing on all of the cards printed as a result of the utilization of these funds, as well as a nominal rate of interest on the loan. We did not make the required payments of interest, which were due after 90 days. In addition, we do not have sufficient authorized shares to meet the potential conversion obligation and we did not file a required registration statement, therefore, we are in default of the loan. As a result of the default, the loan is due and payable, although the lender has not issued a demand for payment of the debt.

On September 20, 2005, we entered into a term sheet with Westor Capital Croup, Inc. On November 28, 2005, Westor raised a total of $145,000; shortly thereafter the agreement with Westor Capital was terminated. Pursuant to the term sheet with Westor, we were required to file an SB-2 registration statement by January 15, 2006, which was not completed. We therefore are in breach of this agreement. In addition, pursuant to our original funding agreement and subsequent redemption agreement with Comprehensive Associates, LLC we were also required to file a registration statement, and therefore we are also in breach of this agreement. The loan is, due to the default, due and payable. The lender has not issued a demand for payment of the debt.

As of August 31, 2006, our liquidity and capital resources included cash and cash equivalents of $7,076 compared to $46,157 at the beginning of the fiscal year. The $39,081 decrease in total cash and cash equivalents from February 28, 2006 to August 31, 2006, was mainly due cash used by operating activities offset by proceeds received from the issuance of convertible debentures and loans from a related party.

Cash used in operating activities totaled $136,576 in fiscal 2007 due to continued losses. The cash used in operations for the same period in the prior year was $397,326. The reduction in 2007 was mainly due to diminished losses.

Net cash provided by financing activities in fiscal 2007 totaled $97,495, mainly from issuance of debentures of $75,000.

We have total liabilities of $1.3 million and assets of $66,000. Without new financing, we will be forced to liquidate our businesses. Management is currently working diligently on raising new financing.

The following table provides a summary of the amounts due for our long-term contractual obligations by fiscal year:

	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond

Convertible debentures	$250,000	$-	$-	$250,000	$-
Debt discount	(120,510)	-	-	(120,510)	-
Total	$129,490	$-	$-	$129,490	$-

Related Party Transactions

In May, 2006, the Company issued 52,586 shares to John Treglia, the Company's CEO, in compensation for services. During the six month period ended August 31, 2006, Mr. Treglia lent the Company an additional $22,495 for working capital and the total outstanding debt is $118,321 at August 31, 2006. The loan does not accrue interest and has no fixed repayment date. During this quarter, the Company issued 1,000,000 shares to John Treglia and 300,000 shares to Dr. Frank Castanaro, valued at $60,000 and $18,000, respectively, for current and prior services rendered to the Company.

Subsequent Events

On or about September 7, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,028,518 shares representing approximately 56% of the 16,055,470 shares of the total issued and outstanding shares of voting stock of the Company approving the Amended Articles of Incorporation of the Company, pursuant to which the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to (i) two hundred fifty million (150,000,000) shares of common stock at par value of $0.01.  We have received a comment letter from the SEC and this amendment will not be effective until the SEC has approved the responses to the comments.

Item 3.	Controls and Procedures

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

Changes in internal controls

We have made changes to our internal controls or procedures subsequent to the second quarter of 2006. We have employed an independent outside consultant to assist us in identifying some deficiencies and material weaknesses and other factors that could materially affect these controls or procedures, and therefore, corrective action is being taken to mitigate these weaknesses in controls and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults upon Senior Securities.

On August 19, 2005, we entered into a consulting and financing agreement with Comprehensive Associates, LLC, a private investment group, pursuant to which we received $217,000 net of legal expenses and other related fees, in consideration for the issuance of two separate convertible debentures of $35,000 and $200,000, which are convertible at $.25 per share. We are currently in breach in several areas of these agreements and are in negotiations for a restructure for these agreements to rectify this situation, however, to date negotiations are not working favorably to us.

On September 20, 2005, we entered into a term sheet with Westor Capital Croup, Inc. On November 28, 2005, Westor raised a total of $145,000; shortly thereafter the agreement with Westor Capital was terminated. Pursuant to the term sheet with Westor, we were required to file an SB-2 registration statement by January 15, 2006, which was not completed. We therefore are in breach of this agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.

On or about September 7, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,028,518 shares representing approximately 56% of the 16,055,470 shares of the total issued and outstanding shares of voting stock of the Company approving the Amended Articles of Incorporation of the Company , pursuant to which the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to (i) one hundred fifty million (150,000,000) shares of common stock at par value of $0.01.

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

 Dated: October 23, 2006