Form 10KSB/A
period 2006-02-28
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2006-11-24
CIK 69623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

________________________

AMENDMENT NO. 2 TO FORM 10-KSB
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

TABLE OF CONTENTS
Explanatory Note:

This Annual Report on Form 10-KSB/A is being filed as Amendment Number 2 to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (“SEC”) on June 13, 2006 and amended on August 4, 2006. We are filing this Form 10-KSB/A to re-order the Items in conformity with the rules for Form 10-KSB, and make corresponding changes in the table of contents. In addition, this Form 10-KSB/A is being filed to restate our financial statements for the fiscal year ended February 28, 2006 to reflect additional operating and non-operating gains and losses related to the classification of and accounting for:

(1) the warrants issued in connection with issuance of convertible debt;
(2) conventional convertible debt issued
(3) beneficial conversion features of certain of the debt instruments and
(4) the classification of liabilities between short and long term

The accompanying financial statements for the two fiscal years in the period ended February 28, 2006 have been restated to effect the changes described above.

In addition, we are including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-KSB/A as Exhibits 31.1, and 32.1.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB, which was prepared and relates to the Company as of February 28, 2006. However, this Form 10-KSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our February 28, 2006 Form 10-KSB. Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to speak as of June 13, 2006 (the original filing date of the February 28, 2006 Form 10-KSB), and does not reflect events occurring after the filing of our February 28, 2006 Form 10-KSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-KSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I	Page #

Business	1
Properties	14
Legal Proceedings	15
Submission of Matters to a Vote of Security Holders	15

PART II

Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	II-1
Management’s Discussion and Analysis of Financial Condition and
Results of Operations	II-1

Financial Statements and Supplementary Data	F-1
Changes in Disagreements with Accountants on Accounting and
Financial Disclosures	16
Controls and Procedures	16

PART III

Directors and Executive Officers of the Registrant	III-1
Executive Compensation	III-1
Security Ownership of Certain Beneficial Owners and Management	III-2
Certain Relationships and Related Transactions	III-3
Exhibits	III-4
Principal Accountant Fees and Services	III-4

CERTIFICATIONS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended February 28, 2006, we did not submit any matters to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are currently traded in the over-the-counter market and quoted on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the “OTC Bulletin Board”) under the symbol “CMHS”. The OTC market quotations reflect inter-dealer prices without retail markup, markdown, or other fees or commissions, and may not necessarily represent actual transactions.

Period	Bid Prices Common Stock
	Low	High
Fiscal Year Ended February 28, 2005

May 31, 2004	$0.70	$1.50
August 31, 2004	0.63	0.95
November 30, 2004	0.35	0.95
February 28, 2005	$0.25	$0.84

Fiscal Year Ended February 28, 2006

May 31, 2005	$0.45	$1.16
August 31, 2005	0.28	0.65
November 30, 2005	0.29	0.79
February 28, 2006	$0.20	$0.49

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

Professional fees were very high, $1.5 million, as compared to $451,000 the previous year, due the non-cash expense for issuing warrants in connection to consulting agreements. As a result of the termination of the audiological service business at the Park Avenue sites, the remaining goodwill and intangible assets were impaired for an amount of $525,000. We incurred a loss on the sale of the CNS business of $265,000.

Other expenses

We incurred loss on derivative liabilities of $725,000 during the fiscal year ended 2006 related to the issuance of unregistered warrants and for convertible debentures which were issued in June, August and November of 2005. In the fiscal year ended February 28, 2006, we determined that there were not enough authorized shares to fulfill all commitments to issue shares for warrants and convertible debt already issued, therefore, the convertible debentures have been recorded as liabilities in accordance with the requirements of EITF 00-19. During the fiscal year ended 2006, we also recorded interest expense for amortization of debt discount of $145,000 and other interest expense, net, of $43,000. In fiscal 2005, no expense for amortization of debt was incurred, only interest expense, net, of $8,000.

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

On June 1 and August 1, 2005, we issued convertible debentures in the amounts of $200,000 and $50,000, respectively. The debentures have a term of five years and are convertible 20% per year to common stock of our company. The conversion rates are $0.50, $0.75, $0.75, $1.00 and $1.00, for the respective tranches that are convertible each year. Interest due may be paid in cash or in shares at the option of the debenture holder. The debt instruments were in default as of January, as we did not make the required interest payments 90 days after issuance. The lender cannot accelerate the due date on the debt.

On August 19, 2005, we entered into a consulting agreement and a financing agreement with a Comprehensive Associates, LLC, a private investment group, pursuant to which we received $217,000 net of legal expenses and other related fees, in consideration for the issuance of two separate convertible debentures of $35,000 and $200,000, which are convertible at $0.25, as amended, per share. In addition, we entered into an agreement to issue warrants which could raise an additional $2,665,000 if and when the warrants are exercised. In addition, under the consulting agreement, Comprehensive Associates, LLC received warrants to purchase 5 million shares at prices ranging from $0.35 to $0.70 per share. On September 29, 2005, Comprehensive Associates, LLC loaned us $28,000 to be utilized for the printing of cards. Our agreement calls for revenue sharing on all of the cards printed as a result of the utilization of these funds, as well as a nominal rate of interest on the loan. In November, 2005, we raised $145,000 in additional financing through the issuance of convertible debt and a warrant with an exercise price of $0.25 to another party,. Under the agreements with Comprehensive Associates, LLC, the exercise price per share was changed to $0.25 for all convertible debentures and warrants. We did not make the required payments of interest which were due quarterly. In addition, we do not have sufficient authorized shares to meet the potential conversion obligation and we did not file a required registration statement, therefore, we are in default of the loan. As a result of the default, the debentures are due and payable on demand, although the lender has not issued a demand for payment of the debentures.

On September 20, 2005, we entered into a term sheet with Westor Capital Croup, Inc. Pursuant to the term sheet Westor Capital Group has agreed to raise a minimum of $500,000 and a maximum of $1,500,000 for us, by selling units consisting of 5% Convertible 18 Month Notes, convertible at $.30 per share. In addition, for each share converted, the investors would receive one warrant with a three-year term and an exercise price of $.70 per share. The shares underlying both the convertible notes and the warrants shall have registration rights. The agreement would be terminated if Westor did not raise the minimum investment called for in the agreement by November 4, 2005. On November 28, 2005, Westor raised a total of $145,000; shortly thereafter the agreement with Westor Capital was terminated. Pursuant to the term sheet with Westor, we were required to file an SB-2 registration statement by January 15, 2006, which was not completed. We therefore are in breach of this agreement. In addition, pursuant to our original funding agreement and subsequent redemption agreement with Comprehensive Associates, LLC we were also required to file a registration statement, and therefore we are also in breach of this agreement., Due to the default, the loan is, due and payable on demand although the lender has not issued a demand for payment.

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

We have total liabilities of $2.0 million and assets of only $129,000. Without new financing, we will be forced to liquidate our businesses. Management is currently working diligently on raising new financing.

We have a line of credit of $30,000 with a non-financial entity. The interest charged is prime rate plus 2 percent and the loan agreement expires in August 2006, and there exist provisions for its renewal.

The following table provides a summary of the amounts due for our contractual obligations by fiscal year:

	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond

Convertible debentures	$630,000	$380,000	$-	$250,000	$-
Debt discount	(385,817)	(250,245)		(135,572)
Line of credit	30,000	30,000	-	-	-
Debt to related party	96,000	96,000	-	-	-
Total	$370,183	$255,755	$-	$114,428	$-

Off-Balance Sheet Transactions

We have not guaranteed any other person’s or company’s debt. We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions.

Related Party Transactions

We have borrowed a total of $96,000 from our CEO, Mr. John Treglia. The loan has no due date, no collateral and is not interest bearing.

New Accounting Standards

On December 15, 2004, , the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) the FASB issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and correction of errors. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle and correction of errors, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. In the event that we have an accounting change or an error correction, SFAS No. 154 could have a material impact on our consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

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

As discussed in Note 12, in September, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended February 28, 2006 to reflect corrections to accounting for: (1) the warrants issued in connection with issuance of convertible debt; (2) conventional convertible debt issued, (3) the beneficial conversion features related to certain debt instruments and (4) classification of its debt.

JEWETT, SCHWARTZ & ASSOCIATES
Hollywood, Florida
June 12, 2006 except Note 12, which is dated as of September ___, 2006

MUST HAVE NEW OPINION!!!

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
RESTATED CONSOLIDATED BALANCE SHEET
February 28, 2006
(As restated)
ASSETS
Current assets
Cash and cash equivalents	$46,157
Accounts receivable, net	23,475
Other current assets	25,000

Total current assets	94,632

Property and equipment, net	34,810

Total assets	$129,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$315,771
Revolving line of credit	30,000
Due to related party	95,826
Convertible debentures, short term portion	129,755
Derivative liabilities	1,275,551
Total current liabilities	1,846,903

Convertible debentures, long term	114,428

Total liabilities	1,961,331

Stockholders’ equity
Preferred stock, no par value; 5,000 shares
authorized and zero shares issued and outstanding	-
Common stock, $.10 par value; 20,000,000 shares
authorized; 15,365,598 shares issued and outstanding	1,536,560
Additional paid-in capital	2,215,498
Accumulated deficit	(5,583,947)
Total stockholders’ deficit	(1,831,889)

Total liabilities and stockholders’ equity	$129,442

 See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended February 28,
	2006	2005
	(As restated)	(As restated)
Net sales	$521,856	$458,936
Cost of sales	473,353	392,303

Gross profit	48,503	66,633

Selling, general and administrative expenses	577,588	545,628
Professional fees	1,518,257	450,944
Impairment of assets	525,000	-
Depreciation and amortization	39,382	48,635
Loss on sale of business	265,313	-

Loss from operations	(2,877,037)	(978,574)

Other expenses:
Loss on derivative liabilities	(725,233)	-
Interest expense, amortization of debt discount	(144,819)	-
Interest expense other, net	(43,199)	(7,619)

Total other expense	(913,251)	(7,619)

Loss before provision for income taxes	(3,790,288)	(986,193)
Provision for income taxes	-	-

Net loss	$(3,790,288)	$(986,193)

Net loss per share - basic and diluted	$(0.26)	$(0.08)

Weighted average common shares outstanding	14,489,338	13,107,869

See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common stock		Additional	Deferred	Accumulated
	($0.01 par value)		paid-in capital	Stock-Based	deficit	Total
	Shares	Amount	(As restated)	Consulting	(As restated)	(As restated)

Balance at February 29, 2004	11,667,309	$1,166,730	$689,780	($288,750)	($807,466)	$760,294

Private placement sales	981,600	98,160	392,640			490,800
Consultant agreement	250,000	25,000	100,000	(125,000)		0
Acquisition of CNS	405,050	40,505	364,545	(130,050)		275,000
Expense of deferred - stock based consulting				122,260		122,260
Net loss					(986,193)	(986,193)
Balance at February 28, 2005	13,303,959	1,330,395	1,546,965	(421,540)	(1,793,659)	662,161

Issuance of shares	100,000	10,000	15,000			25,000
Previously recorded subscription receivable			(25,000)			(25,000)
Shares issued for services	1,841,639	184,165	634,133			818,298
Shares issued for executive compensation	120,000	12,000	44,400			56,400
Expense of deferred - stock based consulting				421,540		421,540
Net loss					(3,790,288)	(3,790,288)
Balance at February 28, 2006	15,365,598	$1,536,560	$2,215,498	$-	$(5,583,947)	$(1,831,889)

See accompanying notes to consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended February 28,
	2006	2005
Cash Flows From Operating Activities	(As restated)	(As restated)
Net loss	$(3,790,288)	$(986,193)
Adjustments to reconcile net loss to net cash used
by operating activities:
Provision for doubtful accounts	(25,000)	48,539
Depreciation and amortization	39,382	48,635
Stock based compensation recorded as liability	19,683	-
Impairment of assets	525,000	-
Loss on sale of business	265,313	-
Loss on derivative liabilities	725,233	-
Amortization of debt discount	144,819	-
Expense for shares issued for services rendered	1,296,238	122,260
Changes in current assets and liabilities
Accounts receivable	25,413	28,027
Other current assets	11,067	5,870
Accounts payable and accrued expenses	72,847	84,716
Net Cash Used by Operating Activities	(690,293)	(648,146)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,550)	(15,931)
Net Cash Used in Investing Activities	(1,550)	(15,931)

Cash Flows From Financing Activities
Issuance of common stock	25,000	490,800
Repayment of loans	(9,459)	(2,519)
Proceeds from convertible debentures	630,000	-
Proceeds from loans from related party	75,326	20,500
Net Cash Provided by Financing Activities	720,867	508,781

Net increase (decrease) in cash and cash equivalents	29,024	(155,296)
Cash and cash equivalents, beginning of year	17,133	172,429
Cash and cash equivalents, end of year	$46,157	$17,133

Supplemental Disclosure of Cash Flow Information:	-
Cash paid during the year for:
Interest	$2,052	$7,619
Taxes	$-	$-
Non-cash Investing and Financing Activities:
Common stock issued for acquisition of business	$-	$275,000
Derivative liabilities recorded	$259,531	$-
Common stock issued for services rendered	$874,700	$255,050

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In particular, the Company uses volatility rates for a time period similar to the length of the underlying convertible instrument based upon the closing stock price of the Company’s common. However, we do not use stock price information prior to February 2002 when the Company emerged from bankruptcy. The Company determined that share prices prior to this period do not reflect the ongoing business valuation of the Company’s current operations. The Company uses a risk-free interest rate, which is the U. S. Treasury bill rate, for a security with a maturity that approximates the estimated expected life of our derivative or security. The Company uses the closing market price of the Company’s common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 115% to 190%, this volatility-rate will likely change in the future. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liabilities will also increase or decrease, absent any change in volatility rates.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, all of the Company’s warrants to purchase common stock are accounted for as liabilities. The fair value of these warrants and conversion options is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Loss on derivative liabilities.”

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- NUMBER OF SHARES OUTSTANDING

The following table sets forth the computation of basic and diluted share data:

	2006	2005
	(As restated)	(As restated)
Weighted average number shares of outstanding - basic	14,489,338	13,107,869
Effect of dilutive securities: Convertible Debentures and warrants	-	-
Weighted average number of shares outstanding - diluted	14,489,338	13,107,869

Not included weighted average dilutive securities above (anti-dilutive)	744,444	-

Total warrants and other instruments convertible to common stock	7,631,985	-

Shares outstanding:
Beginning outstanding shares	13,303,959	11,667,309
Issuance of shares	2,061,639	1,636,650

Ending outstanding shares	15,365,598	13,303,959

NOTE 4- PROPERTY AND EQUIPMENT:
Property and equipment as of February 28, 2006, is as follows:

Leasehold improvements	25,000
Machinery and equipment	127,259
Furniture and fixtures	6,200
158,459
Less accumulated depreciation	(123,649)
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

Debentures		Interest	Interest	Right to		Conversion	Number
Issue date	Amount	rate	payable	convert	Due date	price	of shares
06/01/05	$40,000	6%	quarterly	5/31/2006	06/01/10	$0.50	80,000
06/01/05	$40,000	6%	quarterly	5/31/2007	06/01/10	$0.75	53,333
06/01/05	$40,000	6%	quarterly	5/31/2008	06/01/10	$0.75	53,333
06/01/05	$40,000	6%	quarterly	5/31/2009	06/01/10	$1.00	40,000
06/01/05	$40,000	6%	quarterly	5/31/2010	06/01/10	$1.00	40,000

08/01/05	$10,000	6%	quarterly	5/31/2006	06/01/10	$0.50	20,000
08/01/05	$10,000	6%	quarterly	5/31/2007	06/01/10	$0.75	13,333
08/01/05	$10,000	6%	quarterly	5/31/2008	06/01/10	$0.75	13,333
08/01/05	$10,000	6%	quarterly	5/31/2009	06/01/10	$1.00	10,000
08/01/05	$10,000	6%	quarterly	5/31/2010	06/01/10	$1.00	10,000

08/19/05	$35,000	6%	Maturity	08/19/05	01/30/06	$0.25	140,000
08/19/05	$200,000	6%	Maturity	08/19/05	12/31/06	$0.25	800,000

11/28/05	$25,000	5%	quarterly	11/28/05	05/29/07	$0.25	100,000
11/28/05	$20,000	5%	quarterly	11/28/05	05/29/07	$0.25	80,000
11/28/05	$100,000	5%	quarterly	11/28/05	05/29/07	$0.25	400,000

	$630,000						1,853,333
Warrants
11/28/05				11/28/05	11/27/08	$0.25	58,000
11/28/05				11/28/05	11/27/08	$0.40	193,332
11/28/05				11/28/05	11/27/08	$0.80	193,332
11/28/05				11/28/05	11/27/08	$1.20	193,332
08/19/05				08/19/05	08/19/10	$0.25	5,000,000
02/27/06				02/27/06	02/27/08	$0.25	100,000

Sub-total							7,591,329

Accrued interest convertible to shares							40,655

Total debt instruments convertible to shares							7,631,985

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company can before the maturity date, at its option, elect to pay the convertible debentures in cash, in such case, a redemption premium of 10-25% is payable.

In August 2005, the Company committed to issue more shares from warrants and convertible debt, than its authorized number of shares. Therefore, in accordance to EITF 00-19, the Company has treated all conversion options and warrants as liabilities. The Company calculated the fair value of the warrants and the embedded conversion options upon issuance. The fair value was calculated using Black Scholes model with risk-free interest ranging from 4.0% to 4.8%; volatility ranging from 115% to 190%; and a life equal to the term of the debentures or warrants. The detachable warrants can be net-cash redeemed if the underlying shares are not registered; therefore, the instruments were recorded as a derivative liability. Subsequent to issuance, the liability was re-measured on February 28, 2006. The recorded debenture discount of $531,000 is being amortized over the term of the debts. In fiscal 2006 interest expense of $145,000 was recognized for such amortization.

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

NOTE 12 - RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement and Reclassification Items

In September, 2006, the Company concluded that it was necessary to restate its financial results for the fiscal year ended February 28, 2006 to reflect corrections to accounting for: (1) the warrants issued in connection with issuance of convertible debt; (2) conventional convertible debt issued and (3) the beneficial conversion features for certain debt instruments and (4) to correct the classification of its debt.

The Company had previously classified the value of one of the warrants to purchase common stock, as a liability and therefore, the fair value of this instrument was recorded as a derivative liability on the Company’s balance sheet. However, the Company allocated the proceeds between the relative fair value of the warrants and the debt. After further review, the Company determined that the instruments should be recorded at the fair value of the respective components rather than allocating the proceeds. The components of the instruments are the warrants, the conversion option of the convertible debenture and the debt. Changes in the fair value of this instrument will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The Company had previously not recognized expense for instruments that are considered conventional convertible debt and had recorded a liability for the beneficial conversion feature. After further review, the Company has determined that there is no beneficial conversion feature, as the conversion price of the debenture was above market price at issuance and the embedded conversion option is being recorded at its fair value. The Company also determined that upon the Company issuing commitments to issue more than its authorized shares, the fair value of the embedded conversion option should have been recorded as a derivative liability. A debt discount was recorded. Subsequent to this event, the Company commenced amortizing the debt discount over the term of the debt and revalued the derivative liabilities at the end of the period.

The Company reclassified certain convertible debentures from long term to short term, since certain debentures were in default and immediately due and payable.

The Company reclassified its depreciation and amortization for fiscal year 2005 to operating expense and reclassified certain cash flow items to properly report the investment and professional fee transactions.

The Company, in its review of the 2005 financial statements detected an inadvertent calculation error in the weighted average shares outstanding and the related loss per share, which has been corrected in the restated financial statements.

The accompanying financial statements for the year ended December 31, 2005 have been restated to reflect the changes described above.

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of February 28, 2006:

	February 28, 2006
ASSETS
	As originally reported	Adjustment	As restated

Current assets
Cash and cash equivalents	$46,157	$-	$46,157
Accounts receivable, net	23,475		23,475
Other current assets	25,000		25,000

Total current assets	94,632		94,632

Property and equipment, net	34,810		34,810

Total assets	$129,442	$-	$129,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$315,771	$-	$315,771
Revolving line of credit	30,000		30,000
Due to related party	95,826		95,826
Convertible debentures, short term	-	129,755	129,755
Derivative liability	259,531	1,016,020	1,275,551
Total current liabilities	701,128	1,145,775	1,846,903

Convertible debentures, long term	630,000	(515,572)	114,428

Total liabilities	1,331,128	630,203	1,961,331

Stockholders’ equity
Preferred stock, no par value; 5,000 shares
authorized and zero shares issued and outstanding	-		-
Common stock, $.10 par value; 20,000,000 shares
authorized; 15,365,598 shares issued and outstanding	1,536,560		1,536,560
Additional paid-in capital	2,251,642	(36,144)	2,215,498
Accumulated deficit	(4,989,888)	(594,059)	(5,583,947)

Total stockholders' deficit	(1,201,686)	(630,203)	(1,831,889)

Total liabilities and stockholders’ equity	$129,442	$-	$129,442

Statement of Operations Impact

The following tables set forth the effects of the restatement adjustments on the Company’s consolidated statement of operations for the years ended February 28, 2006 and 2005, respectively:

	For the year ended February 28, 2006
	As previously reported on Form 10-KSB/A	Adjustment	As Restated
Net sales	$521,856	$-	$521,856
Cost of sales	473,353		473,353

Gross profit	48,503		48,503

Selling, general and administrative expenses	577,588		577,588
Professional fees	1,535,016	(16,759)	1,518,257
Impairment of assets	525,000		525,000
Depreciation and amortization	39,382		39,382
Loss on sale of business	265,313		265,313
Loss from operations	(2,893,796)	(16,759)	(2,877,037)

Other expenses:
Gain (loss) on derivative liabilities	61,539	(786,772)	(725,233)
Interest expense, amortization of debt discount	-	(144,819)	(144,819)
Interest expense, net	(363,972)	320,773	(43,199)

Total other expense	(302,433)	(610,818)	(913,251)

Loss before provision for income taxes	(3,196,229)	595,059	(3,790,288)
Provision for income taxes	-	-

Net loss	$(3,196,229)	$(594,059)	$(3,790,288)

Net loss per share - basic and diluted	$(0.22)	$(0.04)	$(0.26)

Weighted average common shares outstanding	14,489,338	-	14,489,338

	For the year ended February 28, 2005
	As previously reported on Form 10-KSB	Adjustment	As Restated
Net sales	$458,936	$-	$458,936
Cost of sales	392,303		392,303

Gross profit	66,633		66,633

Selling, general and administrative expenses	545,628		545,628
Professional fees	450,944		450,944
Depreciation and amortization	-	48,635	48,635

Loss from operations	(929,939)	(48,635)	(978,574)

Other expenses:
Interest expense, net	7,619		7,619
Depreciation and amortization	48,635	(48,635)	-

Total other expense	56,254	-	7,619

Loss before provision for income taxes	(986,193)	-	(986,193)
Provision for income taxes	-	-	-

Net loss	$(986,193)	$-	$(986,193)

Net loss per share - basic and diluted	$(0.07)	$(0.01)	$(0.08)

Weighted average common shares outstanding	12,769,887	337,982	13,107,869

Cash Flow Impact

The following tables set forth the effects of the restatement adjustments on the Company’s consolidated cash flows as of February 28, 2006 and 2005, respectively:
	For the year ended February 28, 2006
	As previously reported on form 10-KSB/A	Adjustment	As restated
Cash Flows From Operating Activities
Net loss	$(3,196,229)	$(594,059)	$(3,790,288)
Adjustments to reconcile net loss to net cash used
by operating activities:
Provision for doubtful accounts	(25,000)		(25,000)
Depreciation and amortization	39,382		39,382
Stock based compensation recorded as liability		19,683	19,683
Impairment of assets	525,000		525,000
Loss on sale of business	264,190	1,123	265,313
Gain on derivative liabilities	(61,539)	786,772	725,233
Amortization of debt discount		144,819	144,819
Expense for warrants issued in connection with debentures and sale of shares	336,528	(336,528)	-
Expense for shares issued for services rendered	1,316,925	(20,687)	1,296,238
Changes in current assets and liabilities
Accounts receivable	25,413		25,413
Other current assets	11,067		11,067
Accounts payable and accrued expenses	73,970	(1,123)	72,847
Net Cash Used by Operating Activities	(690,293)	-	(690,293)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,550)		(1,550)
Net Cash Used in Investing Activities	(1,550)	-	(1,550)

Cash Flows From Financing Activities
Issuance of common stock	25,000		25,000
Repayment of loans	(9,459)		(9,459)
Proceeds from convertible debentures	630,000		630,000
Proceeds from loans from related party	75,326		75,326
Net Cash Provided by Financing Activities	720,867	-	720,867

Net increase (decrease) in cash and cash equivalents	29,024	-	29,024
Cash and cash equivalents, beginning of year	17,133	-	17,133

Cash and cash equivalents, end of year	$46,157	$-	46,157

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	2,052		2,052
Taxes	-	-	-
Derivative liability recorded	259,531	1,016,020	1,275,551
Debt discount recorded		530,636	530,636
Common stock issued for services rendered	874,700	-	874,700

	For the year ended February 28, 2005
	As previously reported on form 10-KSB	Adjustment	As restated
Cash Flows From Operating Activities
Net loss	$(986,193)	$-	$(986,193)
Adjustments to reconcile net loss to net cash used
by operating activities:
Provision for doubtful accounts	48,539		48,539
Depreciation and amortization	48,635		48,635
Common stock issued for services to be rendered	(124,723)	124,723	-
Expense for shares and warrants issued for services rendered		122,260	122,260
Changes in current assets and liabilities
Accounts receivable	28,027		28,027
Other current assets	(2,197)	8,067	5,870
Accounts payable and accrued expenses	84,172	544	84,716
Net Cash Used by Operating Activities	(903,740)	255,594	(648,146)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(15,931)	-	(15,931)
Purchases of goodwill and intangible assets	(276,975)	276,975	-
Net Cash Used in Investing Activities	(292,906)	276,975	(15,931)

Cash Flows From Financing Activities
Issuance of common stock	1,020,850	(530,050)	490,800
Repayment of loans	-	(2,519)	(2,519)
Proceeds from convertible debentures	-		-
Proceeds from loans from related party	20,500		20,500
Net Cash Provided by Financing Activities	1,041,350	(532,569)	508,781

Net increase (decrease) in cash and cash equivalents	(155,296)	-	(155,296)
Cash and cash equivalents, beginning of year	172,429	-	172,429

Cash and cash equivalents, end of year	17,133	0	17,133

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	7,619	-	7,619
Taxes	-	-	-
Non-cash Investing and Financing Activities:
Common stock issued for acquisition of business		275,000	275,000
Common stock issued for services rendered		255,050	255,050
Common stock issued for services to be rendered	124,723	(124,723)	0

Changes in Stockholders’ Equity

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated changes in Stockholders’ Equity as of February 28, 2006 and 2005, respectively:

RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
	Common stock		Additional	Deferred
	($0.01 par value)		paid-in	Stock-Based	Accumulated
	Shares	Amount	Capital	Consulting	deficit	Total
As previously reported
Balance at February 29, 2004	11,667,309	$1,166,730	$13,534,031	$(296,817)	$(13,651,717)	$752,227

Private placement sales	981,600	98,160	392,640			490,800
Consultant agreement	250,000	25,000	100,000			125,000
Acquisition of CNS	405,050	40,505	364,545			405,050
Expense of deferred - stock based consulting				(124,723)		(124,723)
Net loss					(986,193)	(986,193)
Balance at February 28, 2005	13,303,959	1,330,395	1,546,965	(421,540)	(1,793,659)	662,161

Issuance of shares	100,000	10,000	15,000			25,000
Warrants issued in connection to issue of shares			15,458			15,458
Previously recorded subscription receivable			(25,000)			(25,000)
Beneficial conversion feature of debt instruments			20,686			20,686
Shares issued for services	1,841,639	184,165	634,133			818,298
Shares issued for executive compensation	120,000	12,000	44,400			56,400
Expense of deferred - stock based consulting				421,540		421,540
Net loss					(3,196,229)	(3,196,229)
Balance at February 28, 2006	15,365,598	$1,536,560	$2,857,159	$-	$(5,585,392)	$(1,191,673)

Adjustment as compared to previously reported 2005 form 10-KSB and 2006 form 10-KSB/A
Balance at February 29, 2004	-	$-	$(12,844,251)	$8,067	$12,844,251	$8,067

Correction of balances			12,844,251		(12,844,251)	-
Consultant agreement	-	-	-	(125,000)	-	(125,000)
Acquisition of CNS	-	-	-	(130,050)	-	(130,050)
Expense of deferred - stock based consulting		-	-	246,983	-	246,983
Balance at February 28, 2005	-	-	-	-	-	-

Warrants issued in connection to issue of shares		-	(15,458)	-	-	(15,458)
Beneficial conversion feature of debt instruments		-	(20,686)	-	-	(20,686)
Net loss					(594,059)	(594,059)
Balance at February 28, 2006	-	$-	$(36,144)	$-	$(594,059)	$(630,203)

RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
	Common stock		Additional	Deferred	Accumulated	Total
	($0.01 par value)		paid-in Capital	Stock-Based	deficit
	Shares	Amount	(As restated)	Consulting	(As restated)	(As restated)
As restated
Balance at February 29, 2004	11,667,309	$1,166,730	$689,780	$(288,750)	$(807,466)	$760,294

Private placement sales	981,600	98,160	392,640			490,800
Consultant agreement	250,000	25,000	100,000	(125,000)		-
Acquisition of CNS	405,050	40,505	364,545	(130,050)		275,000
Expense of deferred - stock based consulting				122,260		122,260
Net loss					(986,193)	(986,193)
Balance at February 28, 2005	13,303,959	1,330,395	1,546,965	(421,540)	(1,793,659)	662,161

Issuance of shares	100,000	10,000	15,000			25,000
Previously recorded subscription receivable			(25,000)			(25,000)
Shares issued for services	1,841,639	184,165	634,133			818,298
Shares issued for executive compensation	120,000	12,000	44,400			56,400
Expense of deferred - stock based consulting				421,540		421,540
Net loss					(3,790,288)	(3,790,288)
Balance at February 28, 2006	15,365,598	$1,536,560	$2,215,498	$-	$(5,583,947)	$1,831,889)

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

Changes in internal controls

We have not made any changes to our internal controls or procedures during the fourth quarter of 2006. We have identified some deficiencies and material weaknesses and other factors that could materially affect these controls or procedures, and therefore, corrective action is being taken to mitigate these weaknesses in controls and procedures.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows compensation information for each of the fiscal years ended February 28, 2006, February 28, 2005 and February 28, 2004 for all persons who served as our chief executive officer. No other executive officers received compensation in excess of $100,000 during the fiscal year ended February 28, 2006.

III-1

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Other Compensation

John H. Treglia ,	2006	$29,800	120,000 shares
Chief Executive	2005	$32,000	357,142 shares
Officer, Secretary and Director	2004	-0-	357,142 shares

Dr. Frank Castanaro	2006	-0-	0
Secretary and Director	2005	-0-	0
	2004	-0-	0

Pursuant to his employment agreement, John H. Treglia is to receive a total of $150,000 per year. For the fiscal year end February 28, 2006, Mr. Treglia received $29,800 in salary plus 120,000 shares. Mr. Treglia agreed to waive his rights to the balance owed to him under his employment agreement.

ITEM  11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

III-2

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

III-3

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

WE HAVE TO FILE MATERIAL AGREEMENTS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

III-4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

November 2, 2006	By /s/ John H. Treglia
John H. Treglia, President and CEO

By: /s/ Frank Castanaro
Dr. Frank Castanaro, Secretary

November 2, 2006	By /s/ John H. Treglia
John H. Treglia, Director

By: /s/ Frank Castanaro
Dr. Frank Castanaro, Director

III-5

EXHIBIT SCHEDULE

EXHIBIT	DESCRIPTION

10.1	Larry A. Brand Convertible note
10.2	Comprehensive Associates LLC Convertible note
10.3	Comprehensive Associates LLC Subscription agreement
10.4	Comprehensive Associates LLC Registration agreement
10.5	Comprehensive Associates LLC Warrant 1
10.6	Comprehensive Associates LLC Warrant 2
10.7	Comprehensive Associates LLC Warrant 3
10.8	Comprehensive Associates LLC Warrant 4
10.9	Comprehensive Associates LLC Warrant 5
10.10	Comprehensive Associates LLC Consulting agreement
10.11	Nite Capital, LP Convertible note
10.12	Nite Capital, LP Warrant A
10.13	Nite Capital, LP Warrant B
10.14	Nite Capital, LP Warrant C
10.15	Nite Capital, LP Subscription agreement
10.16	Nite Capital, LP Registration agreement
10.17	Allan Roberts convertible note

CERTIFICATIONS

31.1	Chief Executive Officer’s and Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s and Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002