Form 10QSB/A
period 2006-05-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2006-11-24
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-QSB/A
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
May 31, 2006

Explanatory Note:

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (“SEC”) on July 24, 2006. We are filing this form 10-QSB/A to re-order the Items in conformity with the rules for Form 10-QSB and make corresponding changes in the table of contents. In addition, this Form 10-QSB/A is being filed to restate our financial statements for the fiscal quarter ended May 31, 2006 to reflect additional operating and non-operating gains and losses related to the classification of and accounting for:

(1) the warrants issued in connection with issuance of convertible debt;
(2) conventional convertible debt issued
(3) beneficial conversion features of certain of the debt instruments and
(4) the classification of certain liabilities between short and long term

In addition, we are including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB, which was prepared and relates to the Company as of May 31, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our May 31, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of July 24, 2006 (the original filing date of the May 31, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our May 31, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

		Page Number
Part I.	Financial Information:

Item 1.	Financial Statements Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition	13
	and Results of Operations

Item 3.	Controls and Procedures	19

Part II.	Other Information	20

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Signatures
Certifications

Item 1. Financial Statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Restated Condensed Consolidated Balance Sheet

May 31, 2006
(Unaudited)
(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$52,842
Accounts receivable, net	33,669
Other current assets	25,000

Total current assets	111,511

Property and equipment, net	30,368

Total Assets	$141,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	325,401
Loan payable	40,000
Due to related party	110,321
Convertible debentures, short term	240,807
Derivative liabilities	721,623

Total current liabilities	1,438,152

Convertible debentures and notes, long term	121,960

Total Liabilities	1,560,112

Stockholders’ equity:
Preferred stock, no par value; 5,000 shares
authorized and no shares issued and outstanding	-
Common stock, $.10 par value: 20,000,000
shares, 15,418,184 shares issued	1,541,818
Additional paid-in capital	2,218,127
Accumulated deficit	(5,178,178)
Total stockholders’ equity	(1,418,233)

Total Liabilities and Stockholders’ Equity	$141,879

The accompanying notes are an integral part of these condensed consolidated financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Restated Condensed Consolidated Statements of Operations
For the Three Months Ended May 31, 2006 and 2005

	Three Months	Three Months
	Ended	Ended
	May 31, 2006	May 31, 2005
	(Unaudited)	(Unaudited)
	(As restated)
Net revenue	$141,852	$137,427
Cost of sales	120,701	115,322

Gross profit	21,151	22,105

Selling, general and administrative expenses	75,312	150,417
Professional fees	39,325	91,600

Loss from operations	(93,486)	(219,912)

Other income (expense):
Gain on derivative liabilities	582,018	-
Interest expense, net	(82,763)	(2,767)

Total other income (expense)	499,255	(2,767)

Income (loss) before income taxes	405,769	(222,679)

Income taxes	-	-

Net income (loss)	$405,769	$(222,679)

Weighted average shares outstanding -
basic and diluted	15,369,065	13,303,959
Earnings (loss) per share - basic and diluted	$0.03	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Restated Condensed Consolidated Statements of Cash Flows
For the Three Months Ended May 31, 2006 and 2005

	Three Months	Three Months
	Ended	Ended
	May 31, 2006	May 31, 2005
	(Unaudited) (As restated)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$405,769	$(222,679)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for bad debt	-	(10,000)
Depreciation and amortization	4,442	11,635
Gain on derivative liabilities	(553,928)	-
Interest expense, amortization of debt discount	43,584	-
Expense for shares and warrants issued for services rendered	7,887	54,003
Changes in current assets and liabilities:
Accounts receivable	(10,194)	16,195
Accounts payable and accrued expenses	19,630	(51,763)
Net cash used by operating activities	(82,810)	(202,609)

Cash Flows from Financing Activities
Issue of stock for operations
Proceeds from issuance of debentures and notes	775,000	2200,000
Proceeds from loans from related party	14,495	-
Net cash provided by financing activities	89,495	200,000

Net increase (decrease) in cash and cash equivalents	6,685	(2,609)

Cash and cash equivalents, beginning of the period	46,157	17,133
Cash and cash equivalents, end of the period	$52,842	$14,524

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15	$2,767
Income taxes	$-	$-

Non cash disclosure: Issuance of Derivative liability	$28,090
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

In particular, we use volatility rates for a time period similar to the length of the underlying convertible instrument based upon the daily closing stock price of the Company's common stock. We did not use any stock prices prior to February 2002 when the Company emerged from bankruptcy. We determined that share prices prior to this period do not reflect the ongoing business valuation of our current operations. We use a risk-free interest rate, which is the U. S. Treasury bill rate, for a security with a maturity that approximates the estimated expected life of our derivative or security. We use the closing market price of the Company's common stock on the date of issuance of a derivative or at the end of a quarter to determine fair value of a derivative at the end of the period. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of our derivative liabilities. The volatility for the calculation of the embedded and freestanding derivatives as of May 31, 2006 ranged from 163% to 189%, this volatility rate will likely change in the future. The Company's stock price will also change in the future. To the extent that our stock price increases or decreases, derivative liabilities will also increase or decrease, absent any change in volatility rates.

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

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

 RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement and Reclassification Items

In September, 2006, the Company concluded that it was necessary to restate its financial results for the three months ended May 31, 2006 to reflect corrections to accounting for: (1) the warrants issued in connection with issuance of convertible debt; (2) conventional convertible debt issued and (3) the beneficial conversion features of certain debt instruments, and (4) to correct the classification of its debt.

The Company had previously classified the value of one of the warrants to purchase common stock, as a liability and therefore, the fair value of this instrument was recorded as a derivative liability on the Company’s balance sheet. However, the Company recorded the transaction at the fair value of their respective components rather than allocating the proceeds. The components of the instruments are the warrants, the conversion option of the convertible debenture and the debt. Changes in the fair value of this instrument will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The Company had previously not recognized expense for instruments that are considered conventional convertible debt. After further review, the Company has determined that there is no beneficial conversion feature since the conversion price of the debenture was above the market price at issuance. The Company also determined that upon issuing commitments to issue more than its authorized shares, the fair value of the embedded conversion option should have been recorded as a derivative liability. A debt discount was recorded. Subsequent to this event the Company commenced amortizing the debt discount over the term of the debt, and revalued the derivative liabilities at the end of the period.

The Company had previously recorded the expense for the beneficial conversion feature over the term of the debenture. After further review the Company determined that no beneficial conversion feature should be recorded as the embedded conversion option is being recorded at its fair value.

The Company reclassified certain convertible debenture from long term to short term as the debentures were in default and immediately due and payable.

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s consolidated balance sheet as of May 31, 2006:

ASSETS
	As previously reported on	Adjustment	As restated
	Form 10-QSB
Current assets
Cash and cash equivalents	$52,842	$-	$52,842
Accounts receivable, net	33,669		33,669
Other current assets	25,000		25,000

Total current assets	111,511		111,511

Property and equipment, net	30,368		30,368

Total assets	$141,879	$-	$141,879

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$325,401	$-	$325,401
Revolving line of credit	40,000		40,000
Due to related party	110,321		110,321
Convertible debentures, short term	-	240,807	240,807
Derivative liabilities	215,749	505,874	721,623
Total current liabilities	691,471	746,681	1,438,152

Convertible debentures and notes, long term	705,000	(583,040)	121,960

Total liabilities	1,396,471	163,641	1,560,112

Stockholders’ equity
Preferred stock, no par value; 5,000 shares
authorized and zero shares issued and outstanding	-	-	-
Common stock, $.10 par value; 20,000,000 shares
authorized; 15,418,184 shares issued and outstanding	1,541,818		1,541,818
Additional paid-in capital	2,267,352	(49,225)	2,218,127
Accumulated deficit	(5,063,762)	(114,416)	(5,178,178)

Total stockholders' deficit	(1,254,592)	(163,641)	(1,418,233)

Total liabilities and stockholders’ equity	$141,879	$-	$141,879

Statement of Operations Impact

The following tables set forth the effects of the restatement adjustments on the Company’s consolidated statement of operations for the three months ended May 31, 2006:

	As previously reported	Adjustment	As restated
Net sales	$141,852	$-	$141,852
Cost of sales	120,701		120,701

Gross profit	21,151	-	21,151

Selling, general and administrative expenses	75,312		75,312
Professional fees	39,325	-	39,325
Loss from operations	(93,486)	-	(93,486)

Other income (expense):
Gain/(Loss) on derivative liabilities	43,782	538,236	582,018
Interest expense, net	(24,170)	(58,593)	(82,763)

Total other expense	19,612	479,643	499,255
-
Loss before provision for income taxes	(73,874)	479,643	405,769
Provision for income taxes

Net loss	$(73,874)	$479,643	$405,769

Net loss per share - basic and diluted	$(0.00)	$0.03	$0.03

Weighted average common shares outstanding	15,369,065	-	15,369,065

Cash Flow Impact

The following tables set forth the effects of the restatement adjustments on the Company’s consolidated cash flows for the three months ended May 31, 2006:

	As previously reported on form 10-QSB	Adjustment	As restated
Cash Flows From Operating Activities
Net loss	$(73,874)	$479,643	$405,769
Adjustments to reconcile net loss to net cash used
by operating activities:
Provision for doubtful accounts	-		-
Depreciation and amortization	4,442		4,442
Interest expense for beneficial conversion feature	13,081	(13,081)	-
Gain on derivative liabilities	(43,782)	(510,146)	(553,928)
Interest expense, amortization of debt discount	-	43,584	43,584
Expense for shares and warrants issued for services rendered	7,887		7,887
Changes in current assets and liabilities
Accounts receivable	(10,194)		(10,194)
Accounts payable and accrued expenses	19,630		19,630
Net Cash Used by Operating Activities	(82,810)	-	(82,810)

Cash Flows From Financing Activities
Proceeds from convertible debentures	75,000		75,000
Proceeds from loans from related party	14,495		14,495
Net Cash Provided by Financing Activities	89,495	-	89,495

Net increase in cash and cash equivalents	6,685	-	6,685

Cash and cash equivalents, beginning of period	46,157	-	46,157

Cash and cash equivalents, end of period	$52,842	$-	52,842
		-	-
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$15		$15
Taxes	-		-

Non cash disclosure: Issuance of Derivative liability	-	$28,090	$28,090

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

Other income (expense)

Other income include a gain of $582,000 on derivative liabilities from the outstanding warrants and convertible debentures, due to the decrease in the Company’s share price during the first quarter of fiscal 2007.. Interest expense increased from $3,000 to $83,000 as new financing was put in place after May 31, 2005.

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

We have total liabilities of $1.6 million and assets of $142,000. Without new financing, we will be forced to liquidate our businesses. Management is currently working diligently on raising new financing.

The following table provides a summary of the amounts due for our long-term contractual obligations by fiscal year:

	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond

Convertible debentures	$250,000	$-	$-	$250,000	$-
Debt discount	(128,040)	-	-	(128,040)	-
Total	$121,960	$-	$-	$121,960	$-

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

Changes in internal controls

We have made changes to our internal controls or procedures during the first quarter of 2006. We have employed an independent outside consultant to assist us in identifying some deficiencies and material weaknesses and other factors that could materially affect these controls or procedures, and therefore, corrective action is being taken to mitigate these weaknesses in controls and procedures.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.    Defaults upon Senior Securities.

The Company is in default on its obligations for convertible debentures and notes. The default is due to non-payment of interest on the debt and not having enough authorized shares for all the Company’s commitments to issue shares for warrant and other convertible instruments. Total debt that has been accelerated is $380,000, plus interest.

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

By:/s/ John H. Treglia
JOHN H. TREGLIA
Chief Executive Officer and
Chief Financial Officer

Dated:   September , 2006