Form 10QSB
period 2006-11-30
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2007-01-23
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-QSB
___________________________

|☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 22, 2007, we had 17,077,109 shares of common stock outstanding, $0.10 par value.

Item 1. Financial Statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

November 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$10,032
Accounts receivable, net	40,300
Other current assets	25,000

Total current assets	75,332

Property and equipment, net	22,956

Total assets	$98,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$417,723
Loan payable	40,000
Due to related party	124,421
Convertible debentures, short term	366,753
Derivative liabilities	600,067

Total current liabilities	1,548,964

Convertible debentures and notes, long term	129,490

Total liabilities	1,678,454

Stockholders’ equity:
Preferred stock, no par value; 5,000 shares
authorized and no shares issued and outstanding -
Common stock, $.10 par value: 20,000,000
shares, 17,077,109 shares issued	1,706,818
Additional paid-in capital	2,167,127
Accumulated deficit	(5,454,111)
Total stockholders’ deficit	(1,580,166)

Total liabilities and stockholders’ equity	$98,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended November 30, 2006 and 2005
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005

Net sales	$139,674	$130,612	$475,881	$424,399
Cost of sales	105,128	128,206	358,639	378,368

Gross profit	34,546	2,406	117,242	46,031

Selling, general and administrative expenses	35,086	335,832	239,685	612,773
Professional fees	75,533	98,381	211,891	352,563

Loss from operations	(76,073)	(431,807)	(334,334)	(919,305)

Other income (expenses):
(Loss) gain on derivative liabilities	(237,221)	-	703.574	-
Interest expense, net	(71,457)	(259,443)	(239,405)	(264,092)

Total other income (expense)	(384,751)	` (259,443)	464,169	(264,092)

(Loss) income before income taxes	(384,751)	(691,250)	129,835	(1,183,397)

Income taxes	-	-	-	-

Net (loss) income	$(384,751)	$(691,250)	$129,835	$(1,183,397)

(Loss) income per share - basic and diluted	$(0.02)	$(0.05)	$0.01	$(0.09)
Weighted average shares outstanding -
basic and diluted	17,077,109	13,505,478	16,397,871	13,505,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended November 30,
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$129,835	$(1,183,397)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for bad debt	-	(25,000)
Depreciation and amortization	11,854	34,940
Other non-cash operating activities		395.383
Gain on derivative liabilities	(675,484)	-
Interest expense, amortization of debt discount	177,060	-
Expense for shares and warrants issued for services rendered	121,888	195,217
Changes in current assets and liabilities:
Accounts receivable	(16,825)	27,395
Accounts payable and accrued expenses	101,952	(44,142)
Net cash used in operating activities	(149,720)	(599,604)

Cash Flows from Investing Activities:
Purchases of equipment	-	(1,550)
Net cash used in investing activities	-	(1,550)

Cash Flows from Financing Activities:
Common stock issued	-	10,000
Proceeds from issuance of debentures and notes	75,000	430,000
Proceeds from loans	10,000	281,000
Proceeds from loans from related party	28,595	-
Net cash provided by financing activities	113,595	721,000

Net (decrease) increase in cash and cash equivalents	(36,125)	119,846

Cash and cash equivalents, beginning of the period	46,157	17,133
Cash and cash equivalents, end of the period	$10,032	$136,979

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,586	$6,092
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Derivative liability recorded	$703,574	$-
Common stock issued for services rendered	$121,888	$262,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. and its wholly owned subsidiaries, (the “Company”) is engaged in the business of selling and distributing medical care discount cards, hearing aids and providing the related audiological services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of November 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 10-KSB/A and Annual Report for the fiscal year ended February 28, 2006 and the other Quarterly Reports on Form 10-Q to be or have been filed by us in our fiscal year 2007, which runs from March 1, 2006 to February 28, 2007.

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

Earnings (Loss) Per Common Share
Basic earning (loss)-per-share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued, by application of the treasury stock method, if not anti-dilutive. In both periods presented, the dilutive potential common shares were not included in the computation of diluted loss per share, because the inclusion of stock options, warrants or convertible debentures ("Warrants") would be anti-dilutive or because the exercise prices were greater than the average market prices of the common shares. At November 30, 2006, a total of 8,061,753 Warrants with exercise or conversion prices ranging from $0.25 to $1.20 per share were not included in the computation of diluted earnings per share since the exercise prices were greater than the average market prices of the common shares.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Weighted average number	Three Months Ended
of shares outstanding	November 30, 2006	November 30, 2005
Basic	17,077,109	13,505,478
Effect of dilutive securities: Warrants	-	-
Diluted	17,077,109	13,505,478

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

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

The Company

Directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., we have been in the business of audiological services. We previously changed the focus of our marketing at both of our subsidiaries to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. Although the hearing aid industry has been competitively changing at a rapid pace we have not been able to take advantage of this due to our lack of sufficient capital.

To attempt to position ourselves to take advantage of the health card market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 250,000 restricted shares of our common stock to the CNS shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Following this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. We believed that this acquisition would position us to take advantage of the opportunity to provide access to discounted health care provider networks and services.

We believed that the acquisition of CNS allowed us to utilize the resources of both companies to enter the health benefit market with consumer choice products for individuals, employers, associations, unions and political subdivisions. Our business plan focused on marketing health care benefits that would enable prospective clients to choose appropriate providers and financial arrangements that best meet their individual needs. However, since CNS did not achieve the anticipated revenue or profitability we anticipated, in the end of calendar year 2005 we divested our interest in this entity in order to lower our expenses.

Currently, our net revenues have included minimal transaction fees generated from our prescription discount cards as well as the sales of dental vision cards and Gold Cards. However, the majority of our net revenue was generated by fees earned by the provision of audiological testing in our offices as well as those provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiology revenue was derived from reimbursements from Medicare, Medicaid and third party payers. Generally, reimbursement from these parties can take as long as 60 to 120 days. With the implementation of the billing of Medicare payers on-line we have improved our collection cycle, reducing reimbursement turnaround times from approximately 90 days to approximately 60 days. Each of the above factors including the continued non-profitability of these operations caused management to consider a possible divestiture of these two business sectors and to potential pursue other business arrangements.

During the last twelve months we continued to attempt to expand our product line with additional benefits and alternative benefit funding options. Although these new expanded products have been and are still being offered to individuals and small employers; and customized private label versions of the products through our broker and consultant relationships we have not been successful in generating significant operating revenues from this line of business.

Medical Discount Card Product and Marketing

We have been focused on specialty health benefits products, including, but not limited to three levels of provider networks. We worked on expanding our product with additional benefits and alternative benefit funding options. As a result of the shift in focus of our business, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect our marketing of “The Solution Card”. Both Comprehensive Healthcare Solutions and The Solution Card were trademarked by us for further protection for our new business operations. These expanded products were being offered to municipalities, charitable organizations, employers, fraternal organizations, union benefit funds, business associations, insurance companies, and insurance agencies. The offerings are alternative cost and quality benefit solutions to prospects and clients who are uninsured or underinsured, and in most instances are offered on a nationwide basis.

Management believed the core of our back office and fulfillment needs would be met with the finalization of a joint marketing agreement with Alliance HealthCard, Inc. (symbol: ALHC.OB) on December 18, 2004 and has been renewed for a period of three years with automatic renewal for an indefinite number of three year terms unless either party notifies the other in writing of its election not to renew 120 days prior to the end of the period then currently in effect. Alliance HealthCard, Inc. creates, markets and distributes membership discount savings programs to predominantly underserved markets, where individuals have either limited or no health benefits. These programs allow members to obtain discounts in 16 areas of health care services including physician visits, hospital stays, pharmacy, dental, vision, patient advocacy and alternative medicine among others. We offer third-party organizations self-branded or private-label healthcare discount savings programs through our existing provider network agreements and systems. Founded in 1998 by health care and finance experts, Alliance HealthCard, Inc. now provides access to a network of over 600,000 healthcare professionals for the over 800,000 individuals covered by the Alliance HealthCard, Inc. which is based in Norcross, Georgia. However, due to a lack of capital we have been unable to take advantage of this agreement and we are currently negotiating with a creditor to assign this agreement in consideration for the cancellation of outstanding debt.

In February 2005, as a result of the marketing arrangement between our company and Alliance, we finalized an agreement with Financial Independence Company Insurance Services (FICIS) of Woodland Hills, California. FICIS is one of the ten largest employee benefit brokerage firms in the State of California and has a nationwide representation. The agreement was a result of the marketing efforts of our company and Cendant. The agreement is for the distribution of health discount cards by FICIS to various Cendant franchisees, their employees and associates. These discount cards offered to the Cendant Group and other FICIS clients a choice of affordable and convenient health care options nationwide.  To date, these arrangements have not proven to be successfully generating sufficient revenues or profitability to have them be considered viable as they are currently operating.

Although some revenues have been generated from this relationship during the three months ended November 30, 2006, we have not realized the full extent of the originally anticipated revenue stream from the distribution of the cards by FICIS. An appropriate plan of marketing and distribution was reformulated and the cards were subsequently printed in December 2005. Although the revised plan called for the direct mailing of over 500,000 prescription discount cards to three of the Cendant Real Estate Franchisees: Coldwell Banker, Century 21 and ERA by the end of January 2006 we were not successful in meeting this time period. Each card was private labeled with the logo of each franchise as a “Choice RX” prescription discount card. We believed that we would begin to realize expanded revenue from these cards by the end of the current fiscal year, but the results to date have been disappointing. We believe that although the cards were distributed to the various offices, they were never properly distributed to various personnel in each office which resulted in no significant increase in revenues. In prior quarters and this continues to exist to date.

Prescription Discount Cards

We derive revenue from the distribution and utilization of our prescription discount card as well as those private labeled for various municipalities and organizations. We receive a transaction fee every time a prescription discount card is used by a cardholder to fill an eligible prescription. Our fees were generated on approximately 80% to 85% of the prescription drugs purchased with the card.

We believed, based on the demographics on the areas where we were focusing our marketing and distribution efforts, that between 8% and 15% of the total population of the cards distributed would be utilized on a regular monthly basis by the cardholder and their families. These are estimates derived by our management and there were no guarantees that we would meet these expectations. These demographics include municipalities and charitable foundations with high percentages of uninsured and underinsured populations. Although these groups were considered prime candidates to utilize the prescription discount cards and therefore benefit by obtaining discounts averaging 22% to 28% of the purchase price of the prescription drugs purchased with the cards our lack capital caused us not to be able to fund the expansion of our marketing efforts as originally planned.

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

We signed and implemented a contract with Bronx Manhattan Realtors Association which is marketing our cards in the same manner as outlined above. No card is issued until we receive our annual fee for that particular medical care discount card.

To date, none of the above relationships have generated the anticipated revenues and we do not expect same to generate reveneues in the future due to our lack of capital.

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

THREE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2005

Revenue

Revenue for the three months ended November 30, 2006 and 2005 was $139,674 and $130,612, respectively, an increase of $9,062 or 7%. This increase was primarily due to increased revenue from discount card sales partially offset by a decrease in audiological services. This decrease in audiological sales is due to the discontinuation of service to nursing homes.

Cost of sales

Cost of sales was $105,128 and $128,206 for in the three months ended November 30, 2006 and 2005, respectively, a decrease of $23,078 or18%. The overall margin increased from 2% to 25% for the three months ended November 30, 2006 compared to the same period in the prior year. The increase was mainly due to increased margins on discount card sales. During the three months ended November 30, 2005 negative margin was recorded on discount card sales.

As a percent of revenue the cost of sales decreased from 98% to 75% in the three months ended November 30, 2005 and 2006, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A expenses") were $35,086 and $335,832 for the three months ended November 30, 2006 and 2005, respectively, a decrease of $300,746, or 90%. As a percentage of revenue, SG&A expenses decreased from 257% to25%.

Professional Fees

Professional fees were $75,533 and $98,381 for the three months ended November 30, 2006 and 2005, respectively, a decrease of $22,848 or 23% due to reduced expense for consultants raising financing, legal and accounting fees. As a percentage of revenue, professional fees decreased from 83% to 45%.

Other income (expense)

Other income (expense) includes a loss of $237,221 on derivative liabilities from the outstanding warrants and convertible debentures, due to the increase in the Company’s share price during the third quarter ended November 30, 2006. Interest expense decreased from $259,443 to $71,457 as new financing was put in place after May 31, 2005, and $59.461 of the expense during the third quarter 2006 is amortization of loan discount.

NINE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED NOVEMBER 31, 2005

Revenue

Revenue for the nine months ended November 30, 2006 and 2005 was $475,881 and $424,399, respectively, an increase of $51,482 or 12%. This increase was primarily due to increased revenue from discount card sales offset by a decrease in audiological services. This decrease in audiological sales is due to the discontinuation of service to nursing homes.

Cost of sales

Cost of sales was $358,639 and $378,368 for in the nine months ended November 30, 2006 and 2005, respectively, a decrease of $19,729 or 5%. The overall margin increased from 11% to 25% for the nine months ended November 30, 2006 compared to the same period in the prior year. The increase was mainly due to increased margins on discount card sales. During the nine months ended November 30, 2005 negative margin was recorded on discount card sales.

As a percent of revenue the cost of sales decreased from 89% to75% in the nine months ended November 30, 2005 and 2006; respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A expenses") were $239,685 and $612,773 for the nine months ended November 30, 2006 and 2005, respectively, a decrease of $373,088, or 61%. Most of the decrease was a result of the disposal of the CNS operation, which was sold in the end of calendar year 2005. As a percentage of revenue, SG&A expenses decreased from 144% to 50%.

Professional Fees

Professional fees were $211,891 and $352,563  for the nine months ended November 30, 2006 and 2005, respectively, a decrease of $140,672 or 40% due to reduced expense for consultants raising financing, legal and accounting fees. As a percentage of revenue, professional fees decreased from 83% to 45%.

Other income (expense)

Other income (expense) includes a gain of $703,574 on derivative liabilities from the outstanding warrants and convertible debentures, due to the decrease in the Company’s share price during the nine months ended November 30, 2006. Interest expense decreased from $264,092 to $239,405 as new financing was put in place after May 31, 2005, and $177,060 of the expense in 2006 is amortization of loan discount.

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent. We believed that our audiology business would generate sufficient working capital to finance its current operations at existing levels of revenue. However, we no longer believe that the current cash generated by the audiology business is sufficient to expand its scope of business activities. This prompted management to take the steps to divest us of these entities.

We estimated that in order for us to achieve our marketing goals successfully for our Solution Card and its other related products we would require between $750,000 and $1,500,000 of additional capital. Management sought external sources of financing in order to support any such expansion plans as the anticipated cash flows from the sale of our cards would not be sufficient to support any expansion plans. We failed in our attempts to raise the funds necessary and therefore our growth has been curtailed and we could not concentrate on increasing the volume and profitability of our existing outlets.

On June 1 and August 1, 2005, we issued convertible debentures in the amounts of $200,000 and $50,000, respectively. The debentures have a term of five years and are convertible 20% per year to common stock of our company. The conversion rates are $0.50, $0.75, $0.75, $1.00 and $1.00, for the respective tranches that are convertible each year. Interest due may be paid in cash or in shares at the option of the debenture holder. The debt instruments are currently in default as we have not made the required interest payments. The lender cannot accelerate the due date on the debt. (See subsequent event)

On August 19, 2005, we entered into a consulting and financing agreement with Comprehensive Associates, LLC, a private investment group, pursuant to which we received $217,000 net of legal expenses and other related fees, in consideration for the issuance of two separate convertible debentures of $35,000 and $200,000, which are convertible at $.25 per share. In addition, we entered into an agreement to issue warrants which could raise an additional $2,665,000, if and when, the warrants are exercised. Under the consulting agreement, the investors received warrants to purchase 5 million shares at $0.25 per share. On September 29, 2005, Comprehensive Associates, LLC loaned us $28,000 to be utilized for the printing of cards. Our agreement calls for revenue sharing on all of the cards printed as a result of the utilization of these funds, as well as a nominal rate of interest on the loan. We did not make the required payments of interest, which were due after 90 days. In addition, we do not have sufficient authorized shares to meet the potential conversion obligation and we did not file a required registration statement, therefore, we are in default of the loan. As a result of the default, the loan is due and payable, although the lender has not issued a demand for payment of the debt.

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

As of November 30, 2006, our liquidity and capital resources included cash and cash equivalents of $10,032 compared to $46,157 at the beginning of the fiscal year. The $36,125 decrease in total cash and cash equivalents from February 28, 2006 to November 30, 2006, was mainly due cash used by operating activities offset by proceeds received from the issuance of convertible debentures and loans from a related party.

Cash used in operating activities totaled $149,720 in fiscal 2007 due to continued losses. The cash used in operations for the same period in the prior year was $599,604. The reduction in 2007 was mainly due to diminished losses.

Net cash provided by financing activities in fiscal 2007 totaled $113,595, mainly from issuance of a convertible note of $75,000.

We have total liabilities of $1.7 million and assets of $98,288. Without new financing, we will be forced to liquidate our businesses. Management is currently working diligently on raising new financing.

The following table provides a summary of the amounts due for our long-term contractual obligations by fiscal year:

	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond

Convertible debentures	$250,000	$-	$-	$250,000	$-
Debt discount	(120,510)	-	-	(120,510)	-
Total	$129,490	$-	$-	$129,490	$-

Subsequent Events

On December 5, 2006, the Company entered into an agreement with Comprehensive Associates, LLC “Associates”) whereby certain assets of the Company were transferred to Associates. These assets include, but are not limited to, all of the Company’s right, title, and interest, in, to, and under a Marketing Affiliation Agreement with Alliance Heathcard, Inc. As consideration for the assignment of assets, Associates agrees to cancel a $27,400 loan issued June 16, 2006, and the Company’s obligation to reimburse Associates for legal fees related to that loan in the maximum amount of $20,188.75. In further consideration for the Transfer, Associates has extended the repayment period for the $235,000 loan issued August 19, 2005 until April 5, 2007. Although this agreement has been executed by the parties, all conditions have not been met at this time since Alliance Healthcare, Inc. has not consented to the assignment. At such time as Alliance consents to the assignment, this transaction will be consummated.

On January 3, 2007, the Company entered into an agreement to convey the Company’s interest in Accutone, Inc. (“Accutone”), to Larry A. Brand (“Brand”) in consideration for the cancellation of a $218,500 loan issued by Brand on June 6, 2006 and accrued interest on the loan. Accutone is a Pennsylvania corporation in the business of selling hearing aid products. The Company owns all of the issued and outstanding shares of stock of Accutone. Accutone has been minimally profitable in its operations within the last five years, its balance sheet does not reflect a positive liquidation value, and the shares of stock of Accutone have no realizable value for the Corporation, as there is no viable market for its stock in light of its history. Brand has been active in the business of hearing aid manufacturing and marketing and was a participant in the creation of Accutone, and desires to take ownership of the business.

On January 3, 2007, Accutone entered into an agreement with John Treglia. Pursuant to that agreement, Mr. Treglia has agreed to take title to the stock of Interstate Hearing Aid, Inc. (“Interstate”), Accutone’s wholly-owned subsidiary, from Accutone upon the conveyance of the Accutone stock to Brand. Interstate is a Pennsylvania corporation, which is insolvent, and which owes, among other obligations, in excess of $250,000 in federal and state withholding taxes for the years 2001 through 2006.

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and we no longer believe that we will be able to raise the necessary funds to continue to pursue our business operations. Since we have not been able to raise funds, have entered into the above transaction and we have ceased the pursuit of our business plan and are actively seek out and investigating possible business opportunities with the intent to acquire or merge with one or more business ventures.

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

Changes in internal controls

We have made changes to our internal controls or procedures subsequent to the third quarter of 2006. We have employed an independent outside consultant to assist us in identifying some deficiencies and material weaknesses and other factors that could materially affect these controls or procedures, and therefore, corrective action is being taken to mitigate these weaknesses in controls and procedures.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults upon Senior Securities.

None

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

 Dated:  January 22, 2007