Form 10KSB
period 2007-02-28
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2007-06-22
CIK 69623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

________________________

FORM 10-KSB
________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

The aggregate market value of the outstanding Common Stock of the registrant held by non-affiliates of the registrant as of June 22, 2007, based on the average bid and asked price of the Common Stock on the NASD OTC Bulletin Board on said date was $1,112,535.

As of June 22, 2007, the Registrant had outstanding 17,577,109 shares of common stock.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

TABLE OF CONTENTS

PART I	Page #

Business	1
Properties	2
Legal Proceedings	2
Submission of Matters to a Vote of Security Holders	2

PART II

Market for registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	2

Management’s Discussion and Analysis of financial Condition and Results of Operations	3

Financial Statements and Supplementary Data	F-

Quantitative and Qualitative Disclosures about Market Risk	7

Changes in Disagreements with Accountants on Accounting and Financial Disclosure	7

Controls and Procedures	7

PART III

Directors and Executive Officers of the Registrant	8
Executive Compensation	9
Security Ownership of Certain Beneficial Owners and Management	9
Certain Relationships and Related Transaction	10
Principal Accounting Fees and Services	11

PART IV
Exhibits, Financial Statement Schedules and Reports on Form 8-K	11

SIGNATURES	11
Exhibits

ITEM 1. BUSINESS

The Company

Directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., until January 3, 2007, we were in the business of audiological services. Both subsidiaries had changed the focus of their marketing to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. The hearing aid industry is competitively changing at a rapid pace and marketing of these services and competing with organizations with stronger capital availability was becoming more difficult. As a result management decided to divest these two subsidiaries as of January 3, 2007.

To position ourselves to take advantage of this market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 275,000 restricted shares of our common stock to the CNS shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Based on this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. This acquisition management believed would allow the company to take full advantage of the opportunity to become a major player providing access to discounted health care provider networks and services.  The Company was unsuccessful in generating material revenues this portion of the business due to various factors including a lack of sufficient working capital.

On December 5, 2006, the Company entered into an agreement with Comprehensive Associates, LLC (“Associates”) whereby certain assets of the Company were transferred to Associates. These assets include, but are not limited to, all of the Company’s right, title, and interest, in, to, and under a Marketing Affiliation Agreement with Alliance Heathcard, Inc. As consideration for the assignment of assets, Associates agreed to cancel a $27,400 loan issued June 16, 2006, and the Company’s obligation to reimburse Associates for legal fees related to that loan in the maximum amount of $20,188.75. In further consideration for the Transfer, Associates  extended the repayment period for the $235,000 loan issued August 19, 2005 until April 5, 2007.  Associates continues to work with the Company on a revised working arrangement.

On January 3, 2007, the Company entered into an agreement to convey the Company’s interest in Accutone, Inc. (“Accutone”), to Larry A. Brand (“Brand”) in consideration for the cancellation of a $218,500 loan issued by Brand on June 6, 2006 and accrued interest on the loan. Accutone is a Pennsylvania corporation in the business of selling hearing aid products. The Company owns all of the issued and outstanding shares of stock of Accutone. Accutone has been minimally profitable in its operations within the last five years, its balance sheet does not reflect a positive liquidation value, and the shares of stock of Accutone have no realizable value for the Corporation, as there is no viable market for its stock in light of its history. Brand has been active in the business of hearing aid manufacturing and marketing and was a participant in the creation of Accutone, and desired to take ownership of the business.

On January 3, 2007, Accutone entered into an agreement with John Treglia and pursuant to that agreement, Mr. Treglia   agreed to take title to the stock of Interstate Hearing Aid, Inc. (“Interstate”), Accutone’s wholly-owned subsidiary, from Accutone upon the conveyance of the Accutone stock from Brand. Interstate is a Pennsylvania corporation, which is insolvent, and which owes, among other obligations, in excess of $250,000 including various federal and state withholding taxes..

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional capital we were unable to pursue our plan of operations and we no longer believe that we will be able to raise the necessary funds to continue to pursue our business operations. Since we have not been able to raise funds, have entered into the above transactions and we have ceased the pursuit of our business plan and are actively seeking out and investigating possible business opportunities with the intent to acquire or merge with one or more business ventures.

ITEM 2. PROPERTIES

Corporate Headquarters

Our corporate headquarters is located in Suite 602, The Ludlow Street Medical Building, located at 45 Ludlow Street, Yonkers, New York. This office consists of 650 square feet which was planned to accommodate additional sales and administrative personnel hired by us pursuant to the acquisition of Comprehensive Network Solutions, Inc.  We have occupied these premises pursuant to a five year lease with Diamond Properties, Inc. which expired in February 2006. We are currently leasing on a month-to-month basis.  Management is contemplating movement of these offices to further limit utilization of capital.

ITEM 3. LEGAL PROCEEDINGS

We are unaware of any pending or threatened legal proceedings to which we are a party or of which any of our assets is the subject. No director, officer, or affiliate, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 7, 2006, the Company received written consents in lieu of a meeting of Stockholders from holders of 9,028,518 shares representing approximately 56% of the 16,055,470 shares of the total issued and outstanding shares of voting stock of the Company approving the Amended Articles of Incorporation of the Company pursuant to which the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time shall be increased to (i) one hundred fifty million (150,000,000) shares of common stock at par value of $0.01.  At such time, the amendment has not been filed with the State of Delaware since the Company has been unable have its Definitive 14c information statement approved by the SEC and mailed to its shareholders.

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

Period	Bid Prices Common Stock
	Low	High
Fiscal Year Ended February 28, 2006

May 31, 2005	$0.45	$1.16
August 31, 2005	0.28	0.65
November 30, 2005	0.29	0.79
February 28, 2006	$0.20	$0.49

Fiscal Year Ended February 28, 2007

May 31, 2006	$0.08	$0.27
August 31, 2006	0.05	0.15
November 30, 2006	0.035	0.15
February 28, 2007	$0.03	$0.31

We have never paid any cash dividends on our common stock, and have no present intention of doing so in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of significant factors which have affected our financial position and operations during the fiscal years ended February 28, 2007 and February 28, 2006. This discussion also includes events which occurred subsequent to the end of the fiscal year ended February 28, 2007, and contains both historical and forward- looking statements. When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” “intend(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures elsewhere in this Report which discuss factors which affect the Company’s business, including the discussion at the end of this Management’s Discussion and Analysis. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements, respective notes and Selected Consolidated Financial Data included elsewhere in this Report.

The Company

Directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., until January 3, 2007 we were in the business of audiological services. Both subsidiaries had changed the focus of their marketing to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. The hearing aid industry is competitively changing at a rapid pace and marketing of these services and competing with organizations with stronger capital availability was becoming more difficult. As a result management decided to divest these two subsidiaries as of January 3, 2007.

A major portion of our net sales were generated by fees earned by the provision of audiological testing in our offices as well as a minor amount provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues. A majority of our audiological service revenue has represented reimbursement from Medicare, Medicaid and third party payers. Generally, reimbursement from these parties can take as long as 60 to 120 days. In addition to the revenue generated from our audiological services, management believed that revenues would increase in future periods as a result of increased distribution and marketing of our medical discount cards as set forth herein.

To position ourselves to take advantage of this market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired one hundred percent (100%) of the issued and outstanding shares of common stock of Comprehensive Network Solutions, Inc. (CNS) based in Austin, Texas from the CNS shareholders in consideration for the issuance of a total of 275,000 restricted shares of our common stock to the CNS shareholders. Pursuant to the Agreement, CNS became our wholly owned subsidiary. Based on this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. This acquisition management believed would allow the company to take full advantage of the opportunity to become a major player providing access to discounted health care provider networks and services.  The Company was unsuccessful in pursuing this business due to various factors including a lack of sufficient working capital.

On December 5, 2006, the Company entered into an agreement with Comprehensive Associates, LLC “Associates”) whereby certain assets of the Company were transferred to Associates. These assets include, but are not limited to, all of the Company’s right, title, and interest, in, to, and under a Marketing Affiliation Agreement with Alliance Heathcard, Inc.  As consideration for the assignment of assets, Associates agreed to cancel a $27,400 loan issued June 16, 2006, and the Company’s obligation to reimburse Associates for legal fees related to that loan in the maximum amount of $20,188.75. In further consideration for the Transfer, Associates extended the repayment period for the $235,000 loan issued August 19, 2005 until April 5, 2007.  Associates continues to work with the Company on a revised working arrangement.

On January 3, 2007, the Company entered into an agreement to convey the Company’s interest in Accutone, Inc. (“Accutone”), to Larry A. Brand (“Brand”) in consideration for the cancellation of a $218,500 loan issued by Brand on June 6, 2006 and accrued interest on the loan. Accutone is a Pennsylvania corporation in the business of selling hearing aid products. The Company owns all of the issued and outstanding shares of stock of Accutone. Accutone has been minimally profitable in its operations within the last five years, its balance sheet does not reflect a positive liquidation value, and the shares of stock of Accutone have no realizable value for the Corporation, as there is no viable market for its stock in light of its history. Brand has been active in the business of hearing aid manufacturing and marketing and was a participant in the creation of Accutone, and desired to take ownership of the business.

On January 3, 2007, Accutone entered into an agreement with John Treglia. Pursuant to that agreement, Mr. Treglia   agreed to take title to the stock of Interstate Hearing Aid, Inc. (“Interstate”), Accutone’s wholly-owned subsidiary, from Accutone upon the conveyance of the Accutone stock from Brand. Interstate is a Pennsylvania corporation, which is insolvent, and which owes, among other obligations, in excess of $250,000 in federal and state withholding taxes for the years 2001 through 2006.

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

Results of Operations

TWELVE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 28, 2006

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the discontinued operations.  The net income (loss) from discontinued operations has been classified in the accompanying consolidated statements of operations as “Discontinued operations, net of tax.” Summarized results of discontinued operations for the period from March 1, 2006 through  January 3, 2007 (the disposition date), and for the year ended February 28, 2006:

	2007	2006
Op Operating revenue	$390,798	$464,490

In Loss from discontinued operations	$(37,411)	$(50,812)
G Loss on sale of discontinued operations, net of tax	272,703	(265,313)

	$235,292	$(316,125)

Sales for the fiscal year ended 2007 and 2006 were $108,120 and $57,366, respectively. This increase is primarily a result of an increase in net sales were generated by fees earned by the provision of audiological testing in our offices.

Cost of sales was $62,231 for fiscal 2007 as compared to $73,263 for fiscal 2006.

Operating expenses:

Selling, general and administrative costs were $173,364 and $483,832 for fiscal 2007 and 2006, respectively, a decrease of $310,448. This decrease is attributable to decreases in marketing and promotional expenses, office expenses and salaries.

Professional fees were $236,567 and $1,510,982 for fiscal 2007 and 2006, respectively, a decrease of $1,274,415. This decrease is primarily attributable to a reduction in non-cash expenses for issuing warrants in connection to consulting agreements and a general reduction in professional fees attributable to shortages in cash flows.

Other income (expenses):

 Interest expense was $252,950 and $186,172 for fiscal years 2007 and 2006, respectively. Interest expense is primarily comprised of non-cash amortization of debt discount.

Change in derivative liability was a positive amount of $1,096,806 for fiscal 2007 as compared to a negative amount of $725,233 for fiscal 2006. This increase is due to a decrease in the fair value of the derivative, resulting from a reduction in the Company’s market price per common share

Liquidity and Capital Resources

We incurred significant operating losses in recent years which resulted in severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent.  Current liabilities exceed our current assets, and as such, there was no assurance that the company would be able to continue to conduct business without further financing.   This prompted the management’s decision to divest the Company of various operations. On January 3, 2007, we conveyed our interest in Accutone, Inc. (Accutone), a 100% wholly owned subsidiary, to a third party in consideration for the cancellation of a $218,500 loan issued by the third party on June 6, 2005 and accrued interest on the loan. In addition on January 3, 2007, Accutone entered into an agreement with John Treglia, our Chief Executive officer, to take title to the stock of Interstate  Hearing Aid, Inc. (Interstate), a wholly owned subsidiary of Accutone, Inc.  Interstate, is insolvent, and owes among other obligations, in excess of $350,000, primarily for federal and state withholding taxes.

 On December 5, 2006, we entered into an agreement with Comprehensive Associates, LLC (Associates) whereby certain assets of the Company were transferred to Associates. These assets include, but are not limited to, all of the Company’s right, title, and interest, in, to, and under a Marketing Affiliation Agreement with Alliance Heathcard, Inc. Based upon same, at this time, Associates is operating the medical discount card business which the Company had been operating in the past. As consideration for the assignment of assets, Associates agrees to cancel a $27,400 loan issued June 16, 2006, and the Company’s obligation to reimburse Associates for legal fees related to that loan in the maximum amount of $20,188.75. In addition, Associates has agreed to cancel other portion of penalties, interest and fees to have the total consideration equal $75,000 as well as assuming any liabilities which were generated as a part of the Marketing Affiliation Agreement. In further consideration for the transfer, Associates has extended the repayment period for the $235,000 loan issued August 19, 2005 until May 5, 2007. Although this agreement has been executed by the parties, all conditions have not been met at this time since Alliance Healthcard, Inc. has not consented to the assignment. At such time as Alliance consents to the assignment, this transaction will be consummated.

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of  Accutone and Interstate  as discontinued operations.

 As of February 28, 2007, our liquidity and capital resources included cash and cash equivalents of $4,205 compared to $9,414 a year earlier representing a decrease of $5,209.

Cash used in operating activities totaled $138,304 in fiscal 2007 compared to $702,036 in fiscal 2006.

Cash provided by investing activities totaled $4,500 in fiscal 2007 related to the sale of a fixed asset as compared to cash used in investing  activities of $1,550 related to capital expenditures in the prior year.

Net cash provided by financing activities in fiscal 2007 totaled $128,595 mainly from proceeds received from convertible debentures and loans from a related party. The cash provided by financing activities was $720,867 for fiscal 2006 mainly from proceeds from convertible debentures.

We have total liabilities of approximately $1.0 million and assets of $9,443. Without new financing, we will be forced to liquidate the remaining business. Management is currently working diligently on identifying and contracting with certain business entities that it believes will add value and profitability to the company.

Off-Balance Sheet Transactions

We have not guaranteed any other person’s or company’s debt. We have not entered into any currency or interest options, swaps or future contracts, nor do we have any off balance sheet debts or transactions.

Related Party Transactions

Our CEO, Mr. John Treglia, has arranged for and will continue to arrange for loans to the Company in order to ensure the Company can continue with its limited operations.

New Accounting Standards

In September 2006, the Securities and Exchange Commission (SEC) released SAB No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2007. The adoption did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are currently required to be measured at fair value. SFAS 159 will be effective for the Company on March 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

ITEM 7. FINANCIAL STATEMENTS

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of
COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES

We have audited the accompanying balance sheet of Comprehensive Healthcare Solutions, Inc. and Subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries) as of February 28, 2007 and the related statements of operations, changes in shareholders’ deficiency, and cash flows for the years ended February 28, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Healthcare Solutions, Inc. and Subsidiaries (f/k/a Nantucket Industries, Inc. and Subsidiaries) as of February 28, 2007 and the results of its operations and its cash flows for the years then ended 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
June 21, 2007

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
February 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$4,205

Total current assets	4,205

Property and equipment, net	5,238

Total assets	$9,443

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$232,415
Loan payable	10,000
Due to related party	137,412
Convertible debentures, short term portion	402,745
Derivative liabilities	206,835
Total current liabilities	989,407

Convertible debentures, long term	19,873

Commitments and contingencies	-

Stockholders’ deficit:
Preferred stock, no par value; 5,000 shares
authorized and zero shares issued and outstanding	-
Common stock, $.10 par value; 50,000,000 shares
authorized; 17,077,109 shares issued and outstanding	1,707,711
Additional paid-in capital	2,167,127
Accumulated deficit	(4,874,675)
Total stockholders’ deficit	(999,837)

Total liabilities and stockholders’ deficit	$9,443

 The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED FEBRUARY 28,
	2007	2006

Net sales	$108,120	$57,366
Cost of sales	62,231	73,263

Gross profit	45,889	(15,897)

Selling, general and administrative expenses	173,364	483,832
Professional fees	236,567	1,510,982
Impairment of assets	-	525,000
Depreciation and amortization	5,834	27,047

Loss from operations	(369,876)	(2,562,758)

Other income (expenses):
Gain (loss) on derivative liabilities	1,096,806	(725,233)
Interest expense, net	(252,950)	(186,172)

Total other income (expense)	843,856	(911,405)

Income (loss) before provision for income taxes	473,980	(3,474,163)
Provision for income taxes	-	-
Net income (loss) from continuing operations	473,980	(3,474,163)

Discontinued operations, net of tax	235,292	(316,125)

Net income (loss)	$709,272	$(3,790,288)

Basic and diluted income (loss) per common share:
Continuing operations	$0.03	$(0.24)
Discontinued operations	0.01	(0.02)
Total basic and diluted net income (loss) per share	$0.04	$(0.26)

Weighted average common shares outstanding, basic and diluted	16,559,842	14,489,338

 The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common stock			Deferred
	($0.10 par value)		Additional	Stock-Based	Accumulated
	Shares	Amount	paid-in capital	Consulting	Deficit	Total

Balance at February 28, 2005	13,303,959	$1,330,395	$1,546,965	$(421,540)	$(1,793,659)	$662,161

Issuance of shares	100,000	10,000	15,000	-	-	25,000
Previously recorded subscription receivable	-	-	(25,000)	-	-	(25,000)
Shares issued for services	1,841,639	184,165	634,133	-	-	818,298
Shares issued for executive compensation	120,000	12,000	44,400	-	-	56,400
Expense of deferred – stock based consulting	-	-	-	421,540	-	421,540
Net loss	-	-	-	-	(3,790,288)	(3,790,288)
Balance at February 28, 2006	15,365,598	1,536,560	2,215,498	-	(5,583,947)	(1,831,889)

Shares issued for services	658,925	65,893	(11,000)	-	-	54,893
Shares issued for executive compensation	1,052,586	105,258	(37,371)	-	-	67,887
Net income	-	-	-	-	709,272	709,272
Balance at February 28, 2007	17,077,109	$1,707,711	$2,167,127	$-	$(4,874,675)	$(999,837)

The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	YEARS ENDED FEBRUARY 28,
	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$709,272	$(3,790,288)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
(Gain) loss from discontinued operations	(272,703)	316,125
Provision for doubtful accounts	-	(25,000)
Depreciation and amortization	5,834	39,382
Stock based compensation recorded as liability	-	19,683
Impairment of assets	-	525,000
Loss on disposal of asset	3,435	-
(Gain) loss on derivative liabilities	(1,096,806)	725,233
Amortization of debt discount	211,016	144,819
Expense for shares issued for services rendered	122,780	1,296,238
Changes in current assets and liabilities:
Accounts receivable	5,854	25,413
Other current assets	-	11,067
Accounts payable and accrued expenses	127,312	72,847
Discontinued operations, net	45,702	(87,555)
Net cash used in operating activities	(138,304)	(727,036)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	-	(1,550)
Proceeds from sale of fixed asset	4,500	-
Net cash used in investing activities	4,500	(1,550)

Cash Flows From Financing Activities
Issuance of common stock	-	25,000
Proceed (repayment) of loans	10,000	(9,459)
Proceeds from convertible debentures	75,000	630,000
Proceeds from loans from related party	51,886	75,326
Discontinued operations, net	(8,291)	-
Net cash provided by financing activities	128,595	720,867

Net decrease in cash and cash equivalents	(5,209)	(7,719)
Cash and cash equivalents, beginning of year	9,414	17,133
Cash and cash equivalents, end of year	$4,205	$9,414

Supplemental Disclosure of Cash Flow Information:	-
Cash paid during the year for:
Interest	$-	$2,052
Taxes	$-	$-
Non-cash Investing and Financing Activities:
Common stock issued for acquisition of business	$-	$-
Derivative liabilities recorded	$-	$259,531
Common stock issued for services rendered	$122,780	$874,700

The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION

The Company
Comprehensive Healthcare Solutions, Inc.  and its wholly owned subsidiaries (Company) was in the business of selling and distributing medical care discount cards, hearing aids and providing audiological services.  On January 3, 2007, the Company conveyed its interest in Accutone, Inc., a wholly owned subsidiary, to Larry A. Brand.  On January 3, 2007 Accutone entered into an agreement with John Treglia, the Company’s Chief Executive Officer to take title to the stock of Interstate Hearing Aid, Inc., a  wholly owned subsidiary of Accutone. See note 9.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations in 2007.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable
The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. As of February 28, 2007 there was no balance in the allowance for doubtful accounts.

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Goodwill and Other Intangible Assets - Continued

The Company will recognize an intangible assets impairment charge if the carrying amount of the intangible assets assigned to the reporting unit is greater than the implied fair value of the intangible assets. In fiscal 2006, the Company recognized $525,000 of impairment loss. In 2006, the Company discontinued services to nursing homes under its Park Avenue Agreement. The Company determined that the expected future cash flow would not be achieved, due to deteriorating margins as a result of the reduction in Medicare and Medicaid reimbursement rates for the services provided. No impairment loss was recorded in fiscal year 2007.

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

Impairment of Long-Lived Assets
In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Advertising Costs
Costs for newspaper and other media advertising are expensed as incurred and were $5,500 and $24,146 for the years ended February 28, 2007 and 2006 respectively.

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

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounting for Convertible Debentures, Warrants and Derivative Instruments - Continued

The Company has penalty provisions in the registration agreements for its debentures and warrants that require it to make certain payments in the event of  failure to maintain, for certain prescribed periods, an effective registration statement for the common stock securities underlying the debentures and the associated warrants and failure to maintain the listing of our common stock for quotation on the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange or the American Stock Exchange after being so listed or included for quotation, or if the common stock ceases to be traded on the Over-the-Counter Bulletin Board (the “OTCBB”) or any equivalent replacement exchange on the OTC Bulletin Board, NASDAQ National Market, NASDAQ SmallCap or New York Stock Exchange. The EITF, which has not been adopted, considers alternative treatments including whether or not the registration right itself is a separate derivative liability, or if it is a derivative considered as a combined unit with the conversion feature of a convertible instrument. If the unit is considered separate, the EITF discusses possible alternative treatments including the possibility that the combined unit is a derivative liability only if the maximum liquidated damages exceed the difference between the fair value of registered and unregistered shares. In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.

The Company considers the liquidated damages provision in its various security instruments to be combined with its registration rights and conversion derivatives, and does not account for the provision as a separate liability.  The Company  records any registration delay payments as an expense in the period when incurred. If the FASB were to adopt an alternative view, the Company could be required to account for the registration delay payments as a separate derivative. Accordingly, the Company would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (SEC) released SAB No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2007. The adoption did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are currently required to be measured at fair value. SFAS 159 will be effective for the Company on March 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

Reclassification

Certain prior year amounts have been reclassified in order to conform to the current year’s presentation.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment as of February 28, 2007, is as follows:

Machinery and equipment	$14,015
Less accumulated depreciation	(8,777)
$5,238

NOTE 5 - CONVERTIBLE DEBENTURES AND WARRANTS

During fiscal 2007 and 2006, the Company sold convertible debentures and issued warrants to various entities. The debt and accrued interest is convertible to shares.

Debentures		Interest	Interest	Right to		Conversion	Number
Issue date	Amount	rate	payable	convert	Due date	price	of shares

08/01/05	$10,000	6%	quarterly	5/31/2006	06/01/10	$0.50	20,000
08/01/05	$10,000	6%	quarterly	5/31/2007	06/01/10	$0.75	13,333
08/01/05	$10,000	6%	quarterly	5/31/2008	06/01/10	$0.75	13,333
08/01/05	$10,000	6%	quarterly	5/31/2009	06/01/10	$1.00	10,000
08/01/05	$10,000	6%	quarterly	5/31/2010	06/01/10	$1.00	10,000

08/19/05	$200,000	6%	Maturity	08/19/05	12/31/06	$0.25	800,000
08/19/05	$35,000	6%	Maturity	08/19/05	01/30/06	$0.25	140,000

11/28/05	$25,000	5%	quarterly	11/28/05	05/29/07	$0.25	100,000
11/28/05	$20,000	5%	quarterly	11/28/05	05/29/07	$0.25	80,000
11/28/05	$100,000	5%	quarterly	11/28/05	05/29/07	$0.25	400,000
03/31/06	$75,000	6%	annually	04/30/07	04/30/07	$0.25	300,000

	$505,000						1,886,666
Warrants
11/28/05				11/28/05	11/27/08	$0.25	58,000
11/28/05				11/28/05	11/27/08	$0.40	193,332
11/28/05				11/28/05	11/27/08	$0.80	193,332
11/28/05				11/28/05	11/27/08	$1.20	193,332
08/19/05				08/19/05	08/19/10	$0.25	5,000,000
02/27/06				02/27/06	02/27/08	$0.25	100,000

Sub-total							7,624,662

Accrued interest convertible to shares							149,454

Total debt instruments convertible to shares							7,774,116

 COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 - CONVERTIBLE DEBENTURES AND WARRANTS - Continued

The Company can before the maturity date, at its option, elect to pay the convertible debentures in cash, in such case, a redemption premium of 10-25% is payable.

In August 2005, the Company committed to issue more shares from warrants and convertible debt, than its authorized number of shares. Therefore, in accordance to EITF 00-19, the Company has treated all conversion options and warrants as liabilities. The Company calculated the fair value of the warrants and the embedded conversion options upon issuance. The fair value was calculated using Black Scholes model with risk-free interest ranging from 4.0% to 4.8%; volatility ranging from 115% to 190%; and a life equal to the term of the debentures or warrants. The detachable warrants can be net-cash redeemed if the underlying shares are not registered; therefore, the instruments were recorded as a derivative liability. Subsequent to issuance, the liability was re-measured on February 28, 2007. The recorded debenture discount of $531,000 is being amortized over the terms of the debt. In fiscal 2007 interest expense of $211,016 was recognized for such amortization.

NOTE 6 - NUMBER OF SHARES OUTSTANDING

The following table sets forth the computation of basic and diluted share data:

	2007	2006

Weighted average number shares of outstanding - basic	16,559,842	14,489,338
Effect of dilutive securities: convertible debentures and warrants	-	-
Weighted average number of shares outstanding - diluted	16,559,842	14,489,338

Not included weighted average dilutive securities above (anti-dilutive)	-	744,444

Total warrants and other instruments convertible to common stock	7,774,117	7,631,985

Shares outstanding:
Beginning outstanding shares	15,365,598	13,303,959
Issuance of shares	1,711,511	2,061,639

Ending outstanding shares	17,077,109	15,365,598

NOTE 7- STOCKHOLDERS’ EQUITY

On April 27, 2005, the number of shares of common stock that the Company could issue was increased to 50,000,000.

During fiscal 2007, the Company  issued 1,052,586 shares of common stock, valued at $67,887, to an executive of the Company.

During fiscal 2007, the Company issued 658,925 shares of common stock, valued at $54,893, to an independent third party for services rendered.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates. Significant components of the Company’s deferred taxes at February 28, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets
Net operating loss carry forward	$23,077,581	$2,925,388
Deferred tax liabilities	-	-
Net deferred tax asset	23,077,581	2,925,388
Valuation allowance	(23,077,581)	(2,925,388)
Net deferred taxes	$-	$-

The Company has fully reserved all remaining deferred tax assets, which it cannot presently utilize.

For tax purposes at February 28, 2007, the Company’s net operating loss carry forward was $23,077,581, which, if unused, will expire from 2017 to 2022. Certain tax regulations relating to the change in ownership may limit the Company’s ability to utilize its net operating loss carry forward if the ownership change, as computed under each regulation, exceeds 50%. There was no income tax provision (benefit) for the fiscal years 2007 and 2006.

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements.

	2007	2006
Computed “expected” provision for:
Federal income taxes	(35.0)%	(35.0)%
Valuation allowance	35.0	35.0

Actual provision for income taxes	-0-%	-0-%

NOTE 9 - DISCONTINUED OPERATIONS

On November 29, 2005 the Company entered into a settlement and release agreement with David and Pamela Streilein (collectively referred to as the “Settlement Parties”), whereas the settlement Parties received all outstanding shares of the Company’s subsidiary, Comprehensive Network Solutions, Inc. (“CNS”) as settlement for any amounts owed under their employment agreements with the Company. In addition to the shares, the Company assumed liabilities of approximately $20,000 and agreed to pay the Settlement Parties a total of $12,000 for unpaid salaries and expenses not reimbursed. The Company recognized a loss on the transaction of approximately $265,000.

On January 3, 2007, the Company entered into an agreement to convey the Company’s interest in Accutone, Inc., (Accutone). (Accutone), a 100% wholly owned subsidiary, to a third party in consideration for the cancellation of a $218,500 loan issued by the third party  on June 6, 2005 and accrued interest on the loan. Accutone is a Pennsylvania corporation in the business of selling hearing aid products.

On January 3, 2007, Accutone entered into an agreement with John Treglia, the Company’s Chief Executive Officer to take title to the stock of Interstate Hearing Aid, Inc. (Interstate), a wholly owned subsidiary. Interstate is a Pennsylvania corporation, which is insolvent, and which owes, among other obligations, in excess of $350,000, primarily for federal and state withholding taxes.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DISCONTINUED OPERATIONS - Continued

Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the Company’s consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the discontinued operations.  The net income (loss) from discontinued operations has been classified in the accompanying consolidated statements of operations as “Discontinued operations, net of tax.” Summarized results of discontinued operations for the period from March 1, 2006 through  January 3, 2007 (the disposition date), and for the year ended February 28, 2006:

	2007	2006
Op Operating revenue	$390,798	$464,490

In Loss from discontinued operations	$(37,411)	$(50,812)
G Loss on sale of discontinued operations, net of tax	272,703	(265,313)

	$235,292	$(316,125)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company’s CEO, Mr. John Treglia, advanced $51,886 to the Company during fiscal 2007.  Total debt due to the CEO is $137,412. This loan is unsecured, non-interest bearing with no terms for repayment.

NOTE 12 – DISPOSITION OF ASSETS

On December 5, 2006, the Company entered into an agreement with Comprehensive Associates, LLC (Associates) whereby certain assets of the Company were transferred to Associates. These assets include, but are not limited to, all of the Company’s right, title, and interest, in, to, and under a Marketing Affiliation Agreement with Alliance Heathcard, Inc. Based upon same, at this time, Associates is operating the medical discount card business which the Company had been operating in the past. As consideration for the assignment of assets, Associates agrees to cancel a $27,400 loan issued June 16, 2006, and the Company’s obligation to reimburse Associates for legal fees related to that loan in the maximum amount of $20,188.75. In addition, Associates has agreed to cancel other portion of penalties, interest and fees to have the total consideration equal $75,000 as well as assuming any liabilities which were generated as a part of the Marketing Affiliation Agreement. In further consideration for the Transfer, Associates has extended the repayment period for the $235,000 loan issued August 19, 2005 until May 5, 2007. Although this agreement has been executed by the parties, all conditions have not been met at this time since Alliance Healthcard, Inc. has not consented to the assignment. At such time as Alliance consents to the assignment, this transaction will be consummated.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees

The following sets forth, as of June 21, 2007, the names and ages of our directors, executive officers, and other significant employees; the date when each director was appointed; and all positions and offices held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

Name	Age	Positions Held	Date Appointed Director

John H. Treglia	64	Director, President, and, CEO and CFO	January 18, 2000

Set forth below is information regarding the principal occupations of each current director during the past five years or more. None of the directors or principal executive officers holds the position of director in any other public company.

John H. Treglia is a graduate of Iona College, from which he received a BBA in Accounting in 1964. Since January 18, 2000, he has served as our president, secretary, and a director, devoting such time to our business and affairs as is required for the performance of his duties. He has served as our CEO since such time.  For the past five years Mr. Treglia has worked exclusively for Comprehensive Healthcare Solutions, Inc.

Code of Ethics.

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows compensation information for each of the fiscal years ended February 28, 2007, February 28, 2006 and February 28, 2005 for all persons who served as our chief executive officer. No other executive officers received compensation in excess of $100,000 during the fiscal year ended February 28, 2007.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Other Compensation

John H. Treglia	2007	$13,888	1,000,000 shares
President, CEO, CFO and Director	2006	$29,800	120,000 shares
	2005	$32,000	357,142 shares

Pursuant to his employment agreement, John H. Treglia is to receive a total of $150,000 per year. For the fiscal year end February 28, 2007, Mr. Treglia received $13,888 in salary plus 1,000,000 shares which was valued at $60,000. Mr. Treglia agreed to waive his rights to the balance owed to him under his employment agreement.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of June 21, 2007, with respect to the persons known to us to be the beneficial owners of more than 5% of our common stock, $.10 par value. We know of no person, other than those listed in the Management’s Shareholdings Table, below, who owns more than 5% of our common stock. The following table sets forth information as of June 21, 2007, with respect to the beneficial ownership of our common stock, $.10 par value, of each of our executive officers and directors and all executive officers and directors as a group:

PRINCIPAL SHAREHOLDERS TABLE

Title Of Class Owner	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Class	Percent of Class

Common	Carlyn A. Barr(1) 13-44 Henrietta Court Fair Lawn, NJ 07410	2,837,026	16.14%

Common	Park Avenue Health Care Management One North Lexington Avenue White Plains, New York 10601	1,200,000	6.83%

Common	Dr. Frank J. Castanaro 71 Bradford Boulevard Yonkers, NY 10710	1,033,000	5.86%

(1)	Carlyn A. Barr is the wife of John H. Treglia. John Treglia has disavowed any interest in the shares of common stock owned by Ms. Barr.

Security Ownership of Management

The following table sets forth information as of June 22, 2007, with respect to the shareholdings of the Company’s executive officers and directors.

Title Of Class Owner	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Class (1)	Percent of Class

Common	John H. Treglia 13-44 Henrietta Court Fair Lawn, NJ 07410	1,400,000	7.96%

Common	All directors and officers as a group (1 person)	1,400,000	7.96%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of any transactions during the fiscal year ended February 28, 2007 or any presently proposed transactions, to which we were, or are, to be a party, in which the amount involved in such transaction (or series of transactions) was $60,000 or more and which any of the following persons had or is to have a direct or indirect material interest: (ii) any of our directors or executive officers; (ii) any person who owns or has the right to acquire 5% or more of our issued and outstanding common stock; and (iii) any member of the immediate family of any such persons. Current management is not aware of any requirements, which may have been in effect prior to January 2000, with respect to the approval of related transactions by independent directors. Because of its current limited management resources, the company does not presently have any requirement respecting the necessity for independent directors to approve transactions with related parties. All transactions are approved by the vote of the majority, or the unanimous written consent, of the full board of directors. All member so the board of directors all members of the board of directors, individually and/or collectively, could have possible conflicts of interest with respect to transactions with related parties.

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

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended February 28, 2007 and February 2006, we were billed approximately $15,000 and $17,500, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $18,000 and $18,500, respectively, for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended February 28, 2007 and February 28, 2006.

Tax Fees

For the Company’s fiscal year ended February 28, 2007 and February 28, 2006, we were billed $0 and $0for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended February 28, 2007 and February 28, 2006.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

    None

(b)   Reports of Form 8-K filed in fourth quarter of the fiscal year:

On February 2, 2007, we filed a Form 8-K with the SEC to disclose the sale and/or transfer of the assets of the Company.  On February 6, 2007, the Company filed an amendment to the Form 8-K with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yonkers, State of New York.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

June 22, 2007	By /s/ John H. Treglia
John H. Treglia, President and CEO

EXHIBIT SCHEDULE

EXHIBIT	DESCRIPTION

31.1	Chief Executive Officer’s and Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s and Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002