Form 10QSB
period 2007-07-12
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2007-07-16
CIK 69623

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-QSB
___________________________

|☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The Registrant is a shell company. Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 13, 2007, we had 17,577,109 shares of common stock outstanding, $0.10 par value.

Item 1. Financial Statements

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

May 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$668

Property and equipment, net	4,537

Total assets	$5,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$256,058
Loan payable	10,000
Due to related party	145,935
Convertible debentures, short term	426,910
Derivative liabilities	192,932

Total current liabilities	1,031,835

Convertible debentures and notes, long term	19,873

Total liabilities	1,051,708

Stockholders’ deficit:
Preferred stock, no par value; 5,000 shares
authorized and no shares issued and outstanding -	-
Common stock, $.10 par value: 50,000,000
shares, 17,577,109 shares issued	1,757,711
Additional paid-in capital	2,137,127
Accumulated deficit	(4,941,341)
Total stockholders’ deficit	(1,046,503)

Total liabilities and stockholders’ deficit	$5,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended May 31,
(Unaudited)

	2007	2006

Net sales	$-	$27,994
Cost of sales	-	29,821

Gross profit	-	(1,827)

Selling, general and administrative expenses	35,675	28,807
Professional fees	12,575	39,325

Loss from operations	(48,250)	(69,959)

Other income (expenses):
Gain on derivative liabilities	13,903	43,782
Interest expense, net	(32,319)	(23,784)

Total other income (expense)	(18,416)	19,998

Loss before provision for income taxes	(66,666)	(49,961)

Income taxes	-	-

Net loss from continuing operations	(66,666)	(49,961)

Discontinued operations, net of tax	-	(23,913)

Net loss	$(66,666)	$(73,874)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding -
basic and diluted	17,109,718	15,369,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended May 31,
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net loss	$(66,666)	$(73,874)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	701	4,442
Gain on derivative liabilities	(13,903)	(43,782)
Amortization of debt discount	24,165	13,081
Expense for shares and warrants issued for services rendered	16,000	7,887
Changes in current assets and liabilities:
Accounts receivable	-	(10,194)
Accounts payable and accrued expenses	27,643	19,630
Net cash used in operating activities	(12,060)	(82,810)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible debentures and notes		75,000
Proceeds from loans from related party	8,523	14,495
Net cash provided by financing activities	8,523	89,495

Net (decrease) increase in cash and cash equivalents	(3,537)	6,685

Cash and cash equivalents, beginning of the period	4,205	46,157
Cash and cash equivalents, end of period	$668	$52,842

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$15
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Derivative liability recorded	$(13,903)	$(43,782)
Common stock issued for services rendered	$50,000	$7,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Comprehensive Healthcare Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc.  and its wholly owned subsidiaries (Company) was in the business of selling and distributing medical care discount cards, hearing aids and providing audiological services.  On January 3, 2007, the Company conveyed its interest in Accutone, Inc., a wholly owned subsidiary, to Larry A. Brand.  On January 3, 2007 Accutone entered into an agreement with John Treglia, the Company’s Chief Executive Officer to take title to the stock of Interstate Hearing Aid, Inc., a wholly owned subsidiary of Accutone. See note 4.

NOTE 2 – GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   The Company has losses from operations for the three months ended May 31, 2007.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of  the Company, included in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-QSB and consequently do not include all disclosures required by Form 10-KSB. Additional information may be obtained by referring to the Company’s Form 10-KSB for the year ended February 28, 2007. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-QSB have been made.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended February 28, 2007. Certain amounts in the prior period have been reclassified to conform to the current presentation.

NOTE 4 - DISCONTINUED OPERATIONS

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

The accompanying unaudited condensed consolidated financial statements and notes reflect the operations of  Accutone and Interstate  as discontinued operations for the three months ended May 31, 2006. There were no cash flows from investing or financing activities for discontinued operations for the three months ended May 31, 2006.

Revenues for Accutone and Interstate for the three months ended May 31, 2006 were $68,314 and $45,544, respectively.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Accounting for Convertible Debentures, Warrants and Derivative Instruments - Continued

included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, all of the Company’s warrants to purchase common stock are accounted for as liabilities. The fair value of these warrants and conversion options is shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Loss on derivative liabilities.”

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

In September 2006, the FASB issued SFAS No. 157 (FAS 157), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON STOCK

On May 24, 2007 the Company issued 400,000 and 100,000 shares of common stock to its Chief Executive Officer and a consultant for compensation and services rendered; respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this form 10QSB.  The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward- looking statements.

The Company

We were previously in the business of audiological services directly, and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., until January 3, 2007. Both subsidiaries had changed the focus of their marketing to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. The hearing aid industry is competitively changing at a rapid pace and marketing of these services and competing with organizations with stronger capital availability was becoming more difficult. As a result management decided to divest these two subsidiaries as of January 3, 2007.

A major portion of our net sales were generated by fees earned by the provision of audiological testing in our offices as well as a minor amount provided on site in Nursing Homes, Assisted Living Facilities, Senior Care Facilities and Adult Day Care Centers as well as the sales and distribution of hearing aids generated in each of these venues.  In addition to the revenue generated from our audiological services, management believed that revenues would increase in future periods as a result of increased distribution and marketing of our medical discount cards as set forth herein. To position ourselves to take advantage of this market, on March 1, 2004 pursuant to a Stock Purchase Agreement, we acquired Comprehensive Network Solutions, Inc. Based on this acquisition, we changed our name to Comprehensive Healthcare Solutions, Inc. to better reflect the fact that we operate in several medical venues. This acquisition management believed would allow the Company to take full advantage of the opportunity to become a major player providing access to discounted health care provider networks and services.  The Company was unsuccessful in pursuing this business due to various factors including a lack of sufficient working capital.

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

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is an analysis of the unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistently applied. Although our significant accounting policies are described in Note 5 of the notes to condensed consolidated financial statements, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. The preparation of these unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policy affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
We have issued convertible debentures with embedded derivatives and warrants, which estimates and opinions that may change the nature of the accounting treatment based on FAS 133, EITF 98-5 and EITF 00-19 among others.

Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157 (FAS 157), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.

THREE MONTHS ENDED MAY 31, 2007 COMPARED TO THREE MONTHS ENDED MAY 31, 2006

Revenue

Revenue for the three months ended May 31, 2007 and 2006 was $ 0 and $27,994, respectively. The decrease in revenues is attributable to severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent.

Cost of sales

Cost of sales were $ 0 and $29,821 for in the three months ended May 31, 2007 and 2006, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses  were $34,974 and $27,437 for the three months ended May 31, 2007 and 2006, respectively, a increase of $7,537, or  27%.  The increase is primarily attributable to an increase in compensation expense.

Professional Fees

Professional fees were $12,575 and $39,325 for the three months ended May 31, 2007 and 2006, respectively, a decrease of
$26,750 or 68% due to reduced expense for consultants raising financing, legal and accounting fees.

Other income (expenses):

Interest expense was $32,319 and $23,784 for the three months ended May 31, 2007 and 2006, respectively. Interest expense is primarily comprised of non-cash amortization of debt discount.

Change in derivative liability was a positive amount of $13,903 and $43,782 for the three months ended May 31, 2007 and 2006, respectively. This positive change represents a decrease in the fair value of the derivative, resulting from a reduction in the Company’s market price per common share

Liquidity and Capital Resources

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

We estimated that in order for us to achieve our marketing goals successfully for our Solution Card and its other related products we would require between $750,000 and $1,500,000 of additional capital. Management sought external sources of financing in order to support any such expansion plans as the anticipated cash flows from the sale of our cards would not be sufficient to support any expansion plans. We failed in our attempts to raise the funds necessary and therefore our growth was curtailed and we could not concentrate on increasing the volume and profitability of our existing outlets.

On June 1, 2005 and August 1, 2005, we issued convertible debentures in the amounts of $200,000 and $50,000, respectively. The debentures have a term of five years and are convertible 20% per year to common stock of our company. The conversion rates are $0.50, $0.75, $0.75, $1.00 and $1.00, for the respective traunches that are convertible each year. Interest due may be paid in cash or in shares at the option of the debenture holder. With regard to the $200,000 note, on January 3, 2007, the Company entered into an agreement to convey the Company’s interest in Accutone in consideration for the cancellation of such debt.  The $50,000 debt instrument is currently in default as we have not made the required interest payments. The lender cannot accelerate the due date on the debt.

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

We have total liabilities of $1.0 million and assets of $5,205. Without new financing, we will be forced to liquidate our businesses. Management is currently working diligently on raising new financing.

On December 5, 2006, the Company entered into an agreement with Comprehensive Associates, LLC (“Associates”) whereby certain assets of the Company were transferred to Associates. These assets include, but are not limited to, all of the Company’s right, title, and interest, in, to, and under a Marketing Affiliation Agreement with Alliance Heathcard, Inc. As consideration for the assignment of assets, Associates agreed to cancel a $27,400 loan issued June 16, 2006, and the Company’s obligation to reimburse Associates for legal fees related to that loan in the maximum amount of $20,188.75. In further consideration for the transfer, Associates extended the repayment period for the $235,000 loan issued August 19, 2005 until April 5, 2007.  We are currently in default on this loan.

On January 3, 2007, the Company entered into an agreement to convey the Company’s interest in Accutone, Inc. (“Accutone”), to Larry A. Brand (“Brand”) in consideration for the cancellation of a $218,500 loan issued by Brand on June 6, 2006 and accrued interest on the loan. Accutone is a Pennsylvania corporation in the business of selling hearing aid products. The Company owns all of the issued and outstanding shares of stock of Accutone. Accutone was minimally profitable in its operations within the last five years, its balance sheet does not reflect a positive liquidation value, and the shares of stock of Accutone have no realizable value for the Corporation, as there is no viable market for its stock in light of its history. Brand has been active in the business of hearing aid manufacturing and marketing and was a participant in the creation of Accutone, and desires to take ownership of the business.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

In May, 2007, the Company issued 400,000 shares of common stock to John Treglia, the Company's CEO, in compensation for services. During the quarterly period ended May 31, 2007, Mr. Treglia lent the Company an additional $8,523 for working capital and the total outstanding debt is $145,935 at May 31, 2007. The loan does not accrue interest and has no fixed repayment date.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending May 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)                Reports on Form 8-K and Form 8K-A

None

(b)                Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of John Treglia pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of John Treglia pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC.

By: /s/ John H. Treglia
JOHN H. TREGLIA
Chief Executive Officer and
Chief Financial Officer

 Dated:   July 13, 2007