Form 10QSB
period 2007-08-31
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2007-10-19
CIK 69623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: August 31, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Comprehensive Healthcare Solutions, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Delaware	000-29715	58-0962699
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Street

Washington, VA 22747

(Address of Principal Executive Office) (Zip Code)

540-675-3149

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes	No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.		Yes	No
———————
Transitional Small Business Disclosure Format (check one):		Yes	No

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Condensed Consolidated Balance Sheet	F – 2

Condensed Consolidated Statements of Operations	F – 3

Condensed Consolidated Statements of Cash Flows	F – 4

Notes to the Condensed Consolidated Financial Statements	F – 5-10

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENT

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

August 31,
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,840

TOTAL CURRENT ASSETS	5,840

Property and equipment, net	3,836

TOTAL ASSETS	$9,676

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$238,096
Loan payable	10,000
Due to related party	182,235

Convertible debentures, (S.T - portion)	451,075
Derivative liabilities	179,117

TOTAL CURRENT LIABILITIES	1,060,523

Convertible debentures and notes, (L.T – portion)	19,873

TOTAL LIABILITIES	1,080,396

Commitments and contingencies	-

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5000 shares authorized
and no shares issued and outstanding
Common stock, $0.10 par valur 50,000,000 shares authorized
and 17,577,109 shares issued and outstanding	1,757,711

Additional paid-in capital	2,440,962

Accumulated deficit	(5,269,393)

TOTAL STOCKHOLDERS' DEFICIT	(1,070,720)

TOTAL LIABILITIES
AND SHAREHOLDERS' DEFICIT	$9,676

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the THREE months ended		For the SIX months ended
	(Unaudited)		(Unaudited)

	August 31,		August 31,
	2007	2006	2007	2006

Net sales	$-	$53,208	$-	$81,202
Cost of sales	-	10,696	-	40,517
GROSS PROFIT	-	42,512	-	40,685

OPERATING EXPENSES
Selling, general & administrative expenses	5,715	118,964	41,390	147,771
Professional Fees	-	90,519	12,575	129,844
TOTAL OPERATING EXPENSES	5,715	209,483	53,968	277,615

LOSS FROM OPERATIONS	(5,715)	(166,971)	(53,965)	(236,930)

OTHER INCOME (EXPENSE)
Gain on derivative liabilities	13,903	358,777	27,806	940,795
Interest expense, net	(32,319)	(84,807)	(64,638)	(167,570)
TOTAL OTHER INCOME (EXPENSE)	(18,416)	273,970	(36,832)	773,225

Income (loss) before income taxes	(24,131)	106,999	(90,797)	536,295

Income taxes	-	-	-	-

Net income (loss) from continuing operations	(24,131)	106,999	(90,797)	536,295

Discontinued operations, net of tax	-	2,204	-	(21,709)

NET INCOME (LOSS)	$(24,131)	$109,203	$(90,797)	$514,586
Weighted average common shares outstanding
- basic and diluted	17,577,109	16,747,439	17,343,413	16,054,754

NET LOSS PER SHARE – basic and diluted	$(0.00)	$0.01	$(0.01)	$0.03

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the SIX months ended
August 31,
	2007	2006
(Unaudited)

Cash flows from operating activities:

Net loss	$(90,797)	$514,586

Adjustments to reconcile net loss to net
cash used in operating activities:
Provision for bad debts	-	-
Depreciation and amortization	1,402	9,377
Gain on derivative liabilities	(27,806)	(912,705)
Amortization of debt discount	48,332	117,599
Expense for shares and warrants issued for services rendered	19,997	121,888
Changes in current assets & liabilities:
Accounts receivable	-	(10,378)
Accounts payable and accrued expenses	5,684	23,057
Net cash used in operating activities	(43,188)	(136,576)

Cash flows from investing activities
Purchase of equipment	-	-
Net cash used in investing activates	-	-

Cash flows from financing activities
Proceeds from issuance of debentures and notes	-	75,000
Proceeds from Equity Transaction	-	-
Proceeds from loans from related party	44,823	22,495
Net cash provided by financing activities	44,823	97,495

NET INCREASE (DECREASE) IN CASH	1,635	(39,081)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,205	46,157

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$5,840	$7,076

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	-	15
Income taxes	-	-
	-	15

Non-cash investing and financing activities:
Derivative liability recorded	27,806	940,795
Common stock issued for services rendered	19,997	121,888
	47,803	1,062,683

NOTE 1 - ORGANIZATION

Comprehensive Healthcare Solutions, Inc. (the “Company”), directly and indirectly through its  wholly owned subsidiaries Accutone, Inc (Accutone) and Interstate Hearing Aid, Inc (Interstate) was in the business of selling and distributing medical care discount cards, hearing aids and providing audiological services.  As of the fiscal year ended February 28, 2007, the Company conveyed its interest in Accutone, Inc., a wholly owned subsidiary, to an unrelated third party.  Subsequently, Accutone entered into an agreement with, the Company’s then Chief Executive Officer to take title to the stock of Interstate Hearing Aid, Inc., a wholly owned subsidiary of Accutone (See note 4). Presently the Company does not have any significant operations and is in the process of seeking a merger or an acquisition.

NOTE 2 – GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   The Company has losses from operations for the six months ended August 31, 2007.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of  the Company, included in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-QSB and consequently do not include all disclosures required by Form 10-QSB. Additional information may be obtained by referring to the Company’s Form 10-KSB for the year ended February 28, 2007. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-QSB have been made.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended February 28, 2007. Certain amounts in the prior period have been reclassified to conform to the current presentation.

NOTE 4 - DISCONTINUED OPERATIONS

The Company has conveyed its interests in Accutone, Inc., (Accutone) and Interstate Hearing Aid, Inc (Interstate) as of February 28, 2007. The accompanying unaudited condensed consolidated financial statements and notes reflect the operations of  Accutone and Interstate  as discontinued operations for the six months ended August 31, 2007. There were no cash flows from investing or financing activities for discontinued operations for the three and six months ended August 31, 2007.

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

Income Taxes

Effective March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No: 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards Board (FASB) Statement on Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes”. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of August 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for the years after 2002. During the periods open to examination, the Company has Net Operating Losses (NOLs) and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of August 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115" (FAS 159), which becomes effective for the Company on March 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option, will have a material effect on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the

Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

NOTE 6 – COMMON STOCK

On May 24, 2007 the Company issued 400,000 and 100,000 shares of common stock to its Chief Executive Officer and a consultant for compensation and services rendered; respectively.

NOTE 7 – SUBSEQUENT EVENTS

Changes in Control

On September 12, 2007, the Company entered into a Stock Purchase Agreement wherein a total of eighteen million (18,000,000) new shares of the common stock of Comprehensive Healthcare Solutions, Inc. were transferred from the Company to Belmont Partners, LLC in exchange for an aggregate of one hundred fifty thousand dollars ($150,000) in cash. The 18,000,000 shares of common stock represent approximately fifty one percent (51%) of the issued and outstanding stock of the company, and are currently pending delivery to Belmont Partners, LLC.

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

On September 10, 2007, the Company entered into a Consulting Agreement with John Treglia.  Pursuant to that agreement Mr. Treglia agreed to work to reduce debts of the Company, and also agreed to be responsible for a Promissory Note payable by the Company in the amount of $40,000.00.  In consideration of this agreement the Company agreed to transfer to Mr. Treglia 100,000 restricted shares of the company’s common stock.

On September 10, 2007, the Company entered into an Agreement with John Treglia whereby Mr. Treglia released the Company from all debts which the Company owes to Mr. Treglia, including a debt for $145,935 and a debt for $10,000.

On September 12, 2007, the Company entered into a Stock Purchase Agreement with Belmont Partners, LLC wherein a total of eighteen million (18,000,000) new shares of the Company’s common stock were transferred from the Company to Belmont Partners in exchange for an aggregate of one hundred fifty thousand dollars ($150,000) in cash. The 18,000,000 shares of common stock represent approximately fifty one percent (51%) of the issued and outstanding stock of the Company, and are currently pending delivery to Belmont Partners, LLC.  As part of the acquisition Joseph J. Meuse was appointed as the Company’s President, Chief Executive Officer, Chief  Financial Officer, Chairman of the Board and Secretary. John Treglia  resigned from his positions with the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, effective September 12, 2007

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and we no longer believe that we will be able to raise the necessary funds to continue to pursue our business operations. Since we have not been able to raise funds, have entered into the above transaction and we have ceased the pursuit of our business plan and are actively seek out and investigating possible business opportunities with the intent to acquire or merge with one or more business ventures.

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

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is to be applied instrument by instrument.  The Company does not anticipate that the election  of this fair value option will have a material effect on its financial conditions, results of operations, cash flows or disclosures.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009.  The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

THREE MONTHS ENDED AUGUST 31, 2007 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2006

Revenue

Revenues for the three months ended August 31, 2007 and 2006 was $ 0 and $53,208 respectively. The decrease in revenues is attributable to severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent.

Cost of sales

Cost of sales were $ 0 and $10,696 for in the three months ended August 31, 2007 and 2006, respectively.  The decrease in cost of sales resulted from the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses  were $5,715 and $118,964 for the three months ended August 31, 2007 and 2006, respectively, a decrease of $113,249 or  95%.  The decrease is primarily attributable to a decrease in operations and compensation expense.

Professional Fees

Professional fees were $0 and $90,519 for the three months ended August 31, 2007 and 2006, respectively, a decrease of $90,519 or 100% due to reduced expenses for financial consultants, legal and accounting fees.

Other income (expenses):

Interest expense was $32,319 and $84,807 for the three months ended  August 31, 2007 and 2006, respectively. Interest expense is primarily comprised of non-cash amortization of debt discount.

SIX MONTHS ENDED AUGUST 31, 2007 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2006

Revenue

Revenues for the six months ended August 31, 2007 and 2006 was $ 0 and $81,202 respectively. The decrease in revenues is attributable to severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent.

Cost of sales

Cost of sales were $ 0 and $40,517 for in the six months ended August 31, 2007 and 2006, respectively.  The decrease in cost of sales was the result of the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses  were $41,390 and $147,771 for the six months ended August 31, 2007 and 2006, respectively, a decrease of $106,381 or  72%.  The decrease is primarily attributable to a decrease in operations and compensation expense.

Professional Fees

Professional fees were $12,575 and $129,844 for the six months ended August 31, 2007 and 2006, respectively, a decrease of $117,269 or 90% due to reduced expenses for financial consultants, legal and accounting fees.

Other income (expenses):

Interest expense was $64,638 and $167,570 for the six months ended  August 31, 2007 and 2006, respectively. Interest expense is primarily comprised of non-cash amortization of debt discount.

The gain on derivative liabilities was $27,806 and $940,795 for the six months ended August 31, 2007 and 2006, respectively, a decrease of $912,989 or 97%. This was attributed to a reduction of the fair value of the derivative liability, which resulted from a decrease in the Company’s market price per common share

Liquidity and Capital Resources

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

As of August 31, 2007, our liquidity and capital resources included cash and cash equivalents of $5,840 compared to $46,157 at the beginning of the fiscal year. The $36,125 decrease in total cash and cash equivalents from February 28, 2007 to August 31, 2007, was mainly due cash used by operating activities offset by proceeds received from the loans from a related party.

Cash used in operating activities totaled $43,188 for the six months ended August 31, 2007 due to continued losses. The cash used in operations for the same period in the prior year was $136,576. The reduction in 2007 was mainly due to diminished losses.

Net cash provided by financing activities for the six months ended August 31, 2007 totaled $44,823, resulting from loan proceeds from a related party.

We have total liabilities of approximately $1.08 million and assets of approximately $9,700. Without new financing, we will be forced to liquidate our businesses. Management is currently working diligently on raising new financing.

The following table provides a summary of the amounts due for our long-term contractual obligations by fiscal year:

	Total	2007	2008 to 2009	2010 to 2011	2012 and beyond
Convertible debentures	$250,000	$-	$-	$250,000	$-
Debt discount	$(120,510)	$-	$-	$(120,510	$-

Total	$129,490	$-	$-	$129,490	$-

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

Related Party Transactions

In May, 2007, the Company issued 400,000 shares of common stock to John Treglia, the Company's CEO, in compensation for services. As of August 31, 2007 Mr. Treglia lent the Company an additional $8,523 for working capital and the total outstanding debt is $145,935 at May 31, 2007. The loan does not accrue interest and has no fixed repayment date.

On September 10, 2007, the Company entered into a Consulting Agreement with John Treglia.  Pursuant to that agreement Mr. Treglia agreed to work to reduce debts of the Company, and also agreed to be responsible for a Promissory Note payable by the Company in the amount of $40,000.00.  In consideration of this agreement the Company agreed to transfer to Mr. Treglia 100,000 restricted shares of the company’s common stock.

On September 10, 2007, the Company entered into an Agreement with John Treglia whereby Mr. Treglia released the Company from all debts which the Company owes to Mr. Treglia, including a debt for $145,935 and a debt for $10,000.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

12

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company is not a party to any litigation or pending legal proceedings and no such actions by, or to the best of its knowledge, against us have been threatened.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)                Exhibits

(b)

Reports on Form 8-K

On September 17, 2007 the Company filed an 8K with the SEC based on a changes in Control of Registrant.

Exhibit Number	Exhibit Title

31.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comprehensive Healthcare Solutions, Inc.

Date: October 19, 2007	By:	/s/ Joseph Meuse
Joseph Meuse
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary.