Form 10QSB
period 2007-11-30
COMPREHENSIVE HEALTHCARE SOLUTIONS INC
filed 2008-01-14
CIK 69623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: November 30, 2007
or

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
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

November 30
2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-

TOTAL CURRENT ASSETS	-

Property and equipment, net	3,836

TOTAL ASSETS	$3,836

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$201,009
Convertible debentures, (S.T - portion)	483,394
Derivative liabilities	165,214

TOTAL CURRENT LIABILITIES	849,617

Convertible debentures and notes, (L.T – portion)	19,873

TOTAL LIABILITIES	869,490

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 5000 shares authorized
and no shares issued and outstanding
Common stock, $0.10 par value 50,000,000 shares authorized
and 19,377,109 shares issued and outstanding	1,937,711

Additional paid-in capital	2,555,897

Accumulated deficit	(5,359,262)

TOTAL STOCKHOLDERS' DEFICIT	(865,654)

TOTAL LIABILITIES
AND SHAREHOLDERS' DEFICIT	$3,836

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	(Unaudited)		(Unaudited)

	November 30,		November 30,
	2007	2006	2007	2006

Net sales	$-	$24,911	$-	$106,142
Cost of sales	-	11,454	-	51,971
GROSS PROFIT	-	13,457	-	54,171

OPERATING EXPENSES
Selling, general & administrative expenses	-	22,806	41,390	157,012
Professional Fees	13,500	72,512	26,075	202,477
TOTAL OPERATING EXPENSES	13,500	95,318	67,465	359,489

LOSS FROM OPERATIONS	(13,500)	(81,861)	(67,465)	(305,318)

OTHER INCOME (EXPENSE)
Gain on derivative liabilities	13,903	(237,221)	41,709	703,574
Interest expense, net	(32,319)	(71,457)	(96,957)	(239,405)
TOTAL OTHER INCOME (EXPENSE)	(18,416)	308,678	(55,248)	464,169

Income (loss) before income taxes	(31,916)	(390,539)	(122,713)	158,851

Income taxes	-	-	-	-

Net income (loss) from continuing operations	(31,916)	(390,539)	(122,713)	158,851

Discontinued operations, net of tax	-	5,788	-	(29,016)

NET INCOME (LOSS)	$(31,916)	$(384,751)	$(122,713)	$129,835
Weighted average common shares outstanding
- basic and diluted	19,377,109	17,077,109	17,950,927	16,397,871

NET LOSS PER SHARE – basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.01)

COMPREHENSIVE HEALTHCARE SOLUTIONS, INC & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	November 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net loss	$(122,713)	$129,835

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	1,402	11,854
Gain on derivative liabilities	(41,709)	(675,484)
Amortization of debt discount	80,651	177,060
Expense for shares and warrants issued for services rendered	19,997	121,888
Settlement on accounts payable	31,967	-
Settlement on loans payable	19,184	-
Changes in current assets & liabilities:
Accounts receivable	-	(16,825)
Accounts payable and accrued expenses	(37,807)	101,952
Net cash used in operating activities	(49,028)	(149,720)

Cash flows from investing activities
Net cash used in investing activates	-	-

Cash flows from financing activities
Proceeds from issuance of debentures and notes	-	75,000
Proceeds from loans	-	10,000
Proceeds from loans from related party	44,823	28,595
Net cash provided by financing activities	44,823	113,595

NET INCREASE (DECREASE) IN CASH	(4,205)	(36,125)

CASH & CASH EQUIVALENTS, BEGINNING OF THE PERIOD	4,205	46,157

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$-	$10,032

Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$-	$5,586
Income taxes	$-	$-

Non-cash investing and financing activities:
Derivative liability recorded	$41,709	$703,574
Common stock issued for services rendered	$19,997	$121,888

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

NOTE 2 – GOING CONCERN

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.   The Company has losses from operations for the nine months ended November 30, 2007.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of  the Company, included in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-QSB and consequently do not include all disclosures required by Form 10-QSB. Additional information may be obtained by referring to the Company’s Form 10-KSB for the year ended February 28, 2007. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial information for the interim periods reported in this Form 10-QSB have been made.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the Notes to Consolidated Financial Statements included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended February 28, 2007. Certain amounts in the prior period have been reclassified to conform to the current presentation.

NOTE 4 - DISCONTINUED OPERATIONS

The Company has conveyed its interests in Accutone, Inc., (Accutone) and Interstate Hearing Aid, Inc (Interstate) as of February 28, 2007. The accompanying unaudited condensed consolidated financial statements and notes reflect the operations of Accutone and Interstate as discontinued operations for the nine months ended November 30, 2007. There were no cash flows from investing or financing activities for discontinued operations for the three and nine months ended November 30, 2007.

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

Income Taxes

Effective March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No: 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standards Board (FASB) Statement on Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes”. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of November 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of November 30, 2007, the Company has no known accrued interest or penalties related to uncertain tax positions.

NOTE 5- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE 5- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Accounting for Convertible Debentures, Warrants and Derivative Instruments -Continued

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

NOTE 5- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original FASB Statement No. 141.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

NOTE 5- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

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

NOTE 6 – RELATED PARTY TRANSACTIONS

On September 10, 2007, the Company entered into an Agreement with John Treglia whereby Mr. Treglia released the Company from all debts which the Company owes to Mr. Treglia, including a debt for $145,935 and a debt for $10,000.

NOTE 7 – COMMON STOCK

On May 24, 2007 the Company issued 400,000 and 100,000 shares of common stock to its Chief Executive Officer and a consultant for compensation and services rendered; respectively.

NOTE 8 – SUBSEQUENT EVENTS

Changes in Control

On September 10, 2007, the Company entered into a Stock Purchase Agreement wherein a total of eighteen million (18,000,000) new shares of the common stock of Comprehensive Healthcare Solutions, Inc. were transferred from the Company to Belmont Partners, LLC in exchange for an aggregate of one hundred fifty thousand dollars ($150,000) in cash. The 18,000,000 shares of common stock represent approximately fifty one percent (51%) of the issued and outstanding stock of the company, and are currently pending delivery to Belmont Partners, LLC.

The Company is a co-Defendant along with Comprehensive Associates, LLP and John H. Treglia in an Interpleader Complaint entered by Belmont Partners, LLC in the US District Court Eastern District of New York Central ISLIP Division. The Interpleader Complaint was entered to obtain certainty regarding the respective rights to the remaining $90,000 balance due under the Stock Purchase Agreement dated September 10, 2007. The Interpleader is currently ongoing with no ruling from the court.

On September 10, 2007, the Company entered into a Consulting Agreement with John Treglia.  Pursuant to that agreement Mr. Treglia agreed to work to reduce debts of the Company, and also agreed to be responsible for a Promissory Note payable by the Company in the amount of $40,000.00.  In consideration of this agreement the Company agreed to transfer to Mr. Treglia 1,000,000 restricted shares of the company’s common stock.  These shares have not yet been issued as of November 30, 2007.

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

The Company

We were previously in the business of audiological services directly and indirectly through our subsidiaries, Accutone Inc. and Interstate Hearing Aid Service Inc., until January 3, 2007. Both subsidiaries had changed the focus of their marketing to include, not only the individual, self-pay patients, but health care entities and organizations which could serve as patient referral sources for us. The hearing aid industry is competitively changing at a rapid pace and marketing of these services and competing with organizations with stronger capital availability was becoming more difficult. As a result management decided to divest these two subsidiaries as of January 3, 2007.

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

On December 5, 2006, the Company entered into an agreement with Comprehensive Associates, LLC (“Associates”) whereby certain assets of the Company were transferred to Associates. These assets include, but are not limited to, all of the Company’s right, title, and interest, in, to, and under a Marketing Affiliation Agreement with Alliance Heathcard, Inc.  As consideration for the assignment of assets, Associates agreed to cancel a $27,400 loan issued June 16, 2006, and the Company’s obligation to reimburse Associates for legal fees related to that loan in the maximum amount of $20,188.75. In further consideration for the Transfer, Associates extended the repayment period for the $235,000 loan issued August 19, 2005 until April 5, 2007.  Associates continue to work with the Company on a revised working arrangement.

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

On September 10, 2007, the Company entered into a Consulting Agreement with John Treglia.  Pursuant to that agreement Mr. Treglia agreed to work to reduce debts of the Company, and also agreed to be responsible for a Promissory Note payable by the Company in the amount of $40,000.00.  In consideration of this agreement the Company agreed to transfer to Mr. Treglia 1,000,000 restricted shares of the company’s common stock.  This agreement has not yet been finalized and these shares have not been issued.

On September 10, 2007, the Company entered into an Agreement with John Treglia whereby Mr. Treglia released the Company from all debts which the Company owes to Mr. Treglia, including a debt for $145,935 and a debt for $10,000.

On September 12, 2007, the Company entered into a Stock Purchase Agreement with Belmont Partners, LLC wherein a total of eighteen million (18,000,000) new shares of the Company’s common stock were transferred from the Company to Belmont Partners in exchange for an aggregate of one hundred fifty thousand dollars ($150,000) in cash. The 18,000,000 shares of common stock represent approximately fifty one percent (51%) of the issued and outstanding stock of the Company, and are currently pending delivery to Belmont Partners, LLC.  As part of the acquisition, Joseph J. Meuse was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary. John Treglia resigned from his positions on the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, effective September 12, 2007

To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and we no longer believe that we will be able to raise the necessary funds to continue to pursue our business operations. Since we have not been able to raise funds, we have entered into the above transaction and have ceased the pursuit of our business plan.  We are actively seeking out and investigating possible business opportunities with the intent to acquire or merge with one or more business ventures.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is an analysis of the unaudited condensed consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. Although our significant accounting policies are described in Note 5 of the notes to condensed consolidated financial statements, the following discussion is intended to describe those accounting policies and estimates most critical to the preparation of our consolidated financial statements. The preparation of these unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other factors that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Recently Issued Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original FASB Statement No. 141.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

d.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

e.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

f.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.

Recent Accounting Pronouncements - continued

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2006

Revenue

Revenues for the three months ended November 30, 2007 and 2006 was $ 0 and $24,911 respectively. The decrease in revenues is attributable to severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent.

Cost of sales

The costs of sales were $ 0 and $11,454 for in the three months ended November 30, 2007 and 2006, respectively.  The decrease in cost of sales resulted from the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 0 and $22,806 for the three months ended November 30, 2007 and 2006, respectively, a decrease of $22,806.  The decrease is primarily attributable to a decrease in operations and compensation expense.

Professional Fees

Professional fees were $13,500 and $72,512 for the three months ended November 30, 2007 and 2006, respectively, a decrease of $59,012 due to reduced expenses for financial consultants, legal and accounting fees.

Other income (expenses):

Interest expense was $32,319 and $71,457 for the three months ended November 30, 2007 and 2006, respectively. Interest expense is primarily comprised of non-cash amortization of debt discount.

NINEMONTHS ENDED NOVEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2006

Revenue

Revenues for the nine months ended November 30, 2007 and 2006 was $ 0 and $106,142 respectively. The decrease in revenues is attributable to severe cash flow problems that negatively impacted our ability to conduct our business as structured and ultimately caused us to become and remain insolvent.

Cost of sales

The costs of sales were $ 0 and $51,971 for in the nine months ended November 30, 2007 and 2006, respectively.  The decrease in cost of sales was the result of the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $41,390 and $157,012 for the nine months ended November 30, 2007 and 2006, respectively, a decrease of $115,622 or  74%.  The decrease is primarily attributable to a decrease in operations and compensation expense.

Professional Fees

Professional fees were $26,075 and $202,477 for the nine months ended November 30, 2007 and 2006, respectively, a decrease of $176,402 or 87% due to reduced expenses for financial consultants, legal and accounting fees.

Other income (expenses):

Interest expense was $96,957 and $239,405 for the nine months ended  November 30, 2007 and 2006, respectively. Interest expense is primarily comprised of non-cash amortization of debt discount.

The gain on derivative liabilities was $41,709 and $703,574 for the nine months ended November 30, 2007 and 2006, respectively, a decrease of $661,865 or 94%. This was attributed to a reduction of the fair value of the derivative liability, which resulted from a decrease in the Company’s market price per common share

Liquidity and Capital Resources

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

As of November 30, 2007, our liquidity and capital resources included cash and cash equivalents of $0 compared to $4,205 at the beginning of the fiscal year. The $4,205 decrease in total cash and cash equivalents from February 28, 2007 to November 30, 2007, was mainly due cash used by operating activities offset by proceeds received from the loans from a related party.

Cash used in operating activities totaled $49,028 for the nine months ended November 30, 2007 due to continued losses. The cash used in operations for the same period in the prior year was $149,720. The reduction in 2007 was mainly due to diminished losses.

Net cash provided by financing activities for the nine months ended November 30, 2007 totaled $44,823, resulting from loan proceeds from a related party.

We have total liabilities of approximately $870,000 and assets of approximately $4,000. Without new financing, we will be forced to liquidate our businesses. Management is currently working diligently on raising new financing.

 On December 5, 2006, the Company entered into an agreement with Comprehensive Associates, LLC (“Associates”) whereby certain assets of the Company were transferred to Associates. These assets include, but are not limited to, all of the Company’s right, title, and interest, in, to, and under a Marketing Affiliation Agreement with Alliance Heathcard, Inc. As consideration for the assignment of assets, Associates agreed to cancel a $27,400 loan issued June 16, 2006, and the Company’s obligation to reimburse Associates for legal fees related to that loan in the maximum amount of $20,188.75. In further consideration for the transfer, Associates extended the repayment period for the $235,000 loan issued August 19, 2005 until April 5, 2007.  The Company is currently in default on this loan.

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

On September 10, 2007, the Company entered into a Consulting Agreement with John Treglia.  Pursuant to that agreement Mr. Treglia agreed to work to reduce debts of the Company, and also agreed to be responsible for a Promissory Note payable by the Company in the amount of $40,000.00.  In consideration of this agreement the Company agreed to transfer to Mr. Treglia 1,000,000 restricted shares of the company’s common stock.  This agreement has not yet been finalized and these shares have not been issued.

On September 10, 2007, the Company entered into an Agreement with John Treglia whereby Mr. Treglia released the Company from all debts which the Company owes to Mr. Treglia, including a debt for $145,935 and a debt for $10,000.

On September 12, 2007, the Company entered into a Stock Purchase Agreement with Belmont Partners, LLC wherein a total of eighteen million (18,000,000) new shares of the Company’s common stock were transferred from the Company to Belmont Partners in exchange for an aggregate of one hundred fifty thousand dollars ($150,000) in cash. The 18,000,000 shares of common stock represent approximately fifty one percent (51%) of the issued and outstanding stock of the Company, and are currently pending delivery to Belmont Partners, LLC.  As part of the acquisition, Joseph J. Meuse was appointed as the Company’s President, Chief Executive Officer, Chief  Financial Officer, Chairman of the Board and Secretary. John Treglia resigned from his positions on the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, effective September 12, 2007

To date, we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash, we have been unable to pursue our plan of operations and we no longer believe that we will be able to raise the necessary funds to continue to pursue our business operations. Since we have not been able to raise funds, we have entered into the above transaction and we have ceased the pursuit of our business plan and are actively seek out and investigating possible business opportunities with the intent to acquire or merge with one or more business ventures.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Related Party Transactions

In May, 2007, the Company issued 400,000 shares of common stock to John Treglia, the Company's CEO, in compensation for services. As of August 31, 2007 Mr. Treglia loaned the Company an additional $8,523 for working capital and the total outstanding debt is $145,935 at May 31, 2007. The loan does not accrue interest and has no fixed repayment date.

On September 10, 2007, the Company entered into an Agreement with John Treglia whereby Mr. Treglia released the Company from all debts which the Company owes to Mr. Treglia, including a debt for $145,935 and a debt for $10,000.

On September 10, 2007, the Company entered into a Consulting Agreement with John Treglia.  Pursuant to that agreement Mr. Treglia agreed to work to reduce debts of the Company, and also agreed to be responsible for a Promissory Note payable by the Company in the amount of $40,000.00.  In consideration of this agreement the Company agreed to transfer to Mr. Treglia 1,000,000 restricted shares of the company’s common stock.  This agreement has not yet been finalized and these  shares have not yet been issued as of November 30, 2007.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company has substantial debt and has been contacted by a number of creditors. The non-payment of such debt may give rise to legal action against the company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports of Form 8-K.

(a)                Exhibits

(b)

Reports on Form 8-K

On September 17, 2007 the Company filed an 8K with the SEC based on changes in Control of Registrant.

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

Comprehensive Healthcare Solutions, Inc.

Date: January 14, 2008	By:	/s/ Joseph Meuse
Joseph Meuse
President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary.